Form 10-Q
period 2012-07-28
Sears Hometown & Outlet Stores, Inc.
filed 2012-09-10
CIK 1548309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35641

SEARS HOMETOWN AND OUTLET STORES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	80-0808358
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 286-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 7, 2012, the registrant had 23,100,000 common shares, $0.01 par value, outstanding.

SEARS HOMETOWN AND OUTLET STORES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

13 and 26 Weeks Ended July 28, 2012 and July 30, 2011

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

CONDENSED COMBINED STATEMENTS OF INCOME (Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	$644,464	$629,576	$1,265,542	$1,214,208

COSTS AND EXPENSES
Cost of sales and occupancy	484,478	493,012	946,857	952,274
Selling and administrative	124,073	115,108	245,977	225,406
Depreciation	2,228	2,327	4,533	4,681

Total costs and expenses	610,779	610,447	1,197,367	1,182,361

Operating income	33,685	19,129	68,175	31,847
Interest expense	—	(1,186)	(669)	(1,625)
Other income	988	74	1,214	137

Income before income taxes	34,673	18,017	68,720	30,359
Income tax expense	(13,606)	(7,092)	(27,060)	(12,019)

NET INCOME	$21,067	$10,925	$41,660	$18,340

See Notes to Condensed Combined Financial Statements.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

CONDENSED COMBINED BALANCE SHEETS

	(Unaudited)			Pro Forma (Unaudited)
thousands	July 28, 2012	July 30, 2011	January 28, 2012	July 28, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$564	$737	$694	$564
Accounts receivable	12,300	5,524	9,006	12,300
Merchandise inventories	404,036	411,126	393,658	404,036
Prepaid expenses and other current assets	2,051	6,653	2,163	2,051

Total current assets	418,951	424,040	405,521	418,951
PROPERTY AND EQUIPMENT, net	57,548	56,590	59,996	57,548
GOODWILL	167,000	167,000	167,000	167,000
OTHER ASSETS	26,343	13,644	19,321	26,343

TOTAL ASSETS	$669,842	$661,274	$651,838	$669,842

LIABILITIES AND DIVISIONAL EQUITY
CURRENT LIABILITIES
Merchandise payables	$22,760	$17,729	$17,156	$22,760
Accrued expenses	78,236	72,491	75,235	78,236
Current portion of capital lease obligations	1,711	2,203	2,061	1,711
Deferred income taxes	17,595	14,060	13,733	17,595

Total current liabilities	120,302	106,483	108,185	120,302
LONG-TERM DEBT	—	—	—	100,000
CAPITAL LEASE OBLIGATIONS	1,170	2,926	1,937	1,170
OTHER LONG-TERM LIABILITIES	3,809	3,361	3,610	3,809
COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	125,281	112,770	113,732	225,281
DIVISIONAL EQUITY	544,561	548,504	538,106	444,561

TOTAL LIABILITIES AND DIVISIONAL EQUITY	$669,842	$661,274	$651,838	$669,842

See Notes to Condensed Combined Financial Statements.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
thousands	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,660	$18,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,533	4,681
Change in operating assets and liabilities:
Accounts receivable	(10,464)	(999)
Merchandise inventories	(10,377)	(16,520)
Merchandise payables	5,604	1,195
Store closing accruals	(1,021)	1,440
Customer deposits	3,120	1,129
Deferred income taxes	4,210	576
Other operating assets	1,196	(3,672)
Other operating liabilities	943	448

Net cash provided by operating activities	39,404	6,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,373)	(4,196)

Net cash used in investing activities	(3,373)	(4,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	(35,205)	(1,419)
Payments of capital lease obligations	(956)	(1,080)

Net cash used in financing activities	(36,161)	(2,499)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(130)	(77)

CASH AND CASH EQUIVALENTS—Beginning of period	694	814

CASH AND CASH EQUIVALENTS—End of period	$564	$737

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$41	$1,625

See Notes to Condensed Combined Financial Statements.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

CONDENSED COMBINED STATEMENTS OF DIVISIONAL EQUITY (Unaudited)

thousands	Divisional Equity
Balance at January 29, 2011	$531,583
Net income	18,340
Net transfer to Sears Holdings Corporation	(1,419)

Balance at July 30, 2011	$548,504

Balance at January 28, 2012	$538,106
Net income	41,660
Net transfer to Sears Holdings Corporation	(35,205)

Balance at July 28, 2012	$544,561

See Notes to Condensed Combined Financial Statements.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores or “the Company,” is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. The Company and its dealers and franchisees operate approximately 1,230 stores across all 50 states and Puerto Rico, Guam and Bermuda.

Description of the Business and the Separation

On February 23, 2012, Sears Holdings Corporation (“Sears Holdings”) announced its intention to separate its Sears Hometown and Hardware and Sears Outlet businesses (the “Separation”) through a rights offering which is expected to be completed in the third quarter of 2012 (the “rights offering”). In connection with the Separation, on August 31, 2012 Sears Holdings contributed certain assets, liabilities, businesses and employees related to its Sears Hometown and Hardware and Sears Outlet businesses to Sears Hometown and Outlet Stores, Inc, (“SHO”). SHO was formed on April 23, 2012 as a wholly owned subsidiary of Sears Holdings, and prior to the contribution had not conducted business as a separate company and had no material assets or liabilities. See Note 9 to our Condensed Combined Financial Statements included herein.

Additionally, intercompany balances due to/from Sears Holdings, which includes amounts from merchandise purchases, are expected to be contributed to equity for all periods presented. No interest was charged by Sears Holdings on the intercompany balances during the 13 and 26 weeks ended July 28, 2012 or July 30, 2011.

Basis of Presentation

These interim unaudited condensed combined financial statements represent the Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings and have been derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company’s business. As business operations of Sears Holdings, we do not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into a services agreement to provide SHO with certain support services under the terms described in Note 4. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The Company believes that the methods by which Sears Holdings allocates its costs are reasonable and are based on prorated estimates of costs expected to be incurred by Sears Holdings. The Company further believes that the existing arrangements, as reflected in these financial statements, are not materially different from the arrangements that will be effective upon the Separation. The condensed combined financial statements contained herein may not be indicative of the Company’s financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented.

These interim unaudited condensed combined financials statements do not include all of the information and footnotes required in annual combined financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These interim financial statements and related notes should be read in conjunction with the audited combined financial statements, including notes thereto in the Company’s Registration Statement on Form S-1 (Registration No. 333-181051), as amended, filed with the Securities and Exchange Commission (the “Registration Statement”).

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the Separation, we expect to enter into an asset-based senior secured revolving credit facility, or the “Senior ABL Facility,” with a group of financial institutions. The Senior ABL Facility is expected to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Up to $75 million of the revolving credit facility is expected to be available for the issuance of letters of credit and up to $25 million is expected to be available for swingline loans. The Senior ABL Facility is also expected to allow revolving commitment increases in an aggregate principal amount of up to $100 million.

As of the date of the Separation, we expect to have $100 million outstanding under the Senior ABL Facility which will be used to pay a cash dividend to Sears Holdings immediately prior to the Separation. In addition, we expect to have $3 million to $4 million of letters of credit outstanding under the facility.

The accompanying unaudited pro forma condensed combined balance sheet as of July 28, 2012 is presented to give effect to this dividend. Additionally, in order to fund on a pro forma basis such subsequent distribution, the unaudited pro forma balance sheet also reflects pro forma incremental borrowing as of July 28, 2012 of $100 million.

NOTE 2—ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consist of the following:

thousands	July 28, 2012	July 30, 2011	January 28, 2012
Customer deposits	$34,987	$28,093	$31,868
Sales and other taxes	13,534	12,965	14,229
Accrued expenses	13,622	11,023	12,376
Warranty accrual	11,765	16,854	11,765
Payroll and related items	6,957	5,477	6,406
Store closing cost accrual	1,180	1,440	2,201

Total accrued expenses and other long-term liabilities	$82,045	$75,852	$78,845

NOTE 3—INCOME TAXES

In connection with the Separation, we entered into a Tax Sharing Agreement with Sears Holdings which will govern the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings will be responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company will be responsible for any federal, state or foreign tax liability. Current income taxes payable for any federal, state or foreign income tax returns is reported in the period incurred.

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings will be responsible for any unrecognized tax benefits through the date of the Separation. For the 13 and 26 weeks ended July 28, 2012 and July 30, 2011, no unrecognized tax benefits have been identified and reflected in the financial statements.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As no unrecognized tax benefits have been identified and reflected in the condensed combined financial statements, no interest or penalties related to unrecognized tax benefits are reflected in the condensed combined balance sheets or statements of income.

NOTE 4—RELATED PARTY AGREEMENTS

ESL Investments, Inc. and its affiliates, including Edward S. Lampert, or, collectively, “ESL,” beneficially owns approximately 62% of the outstanding common stock of Sears Holdings as of the date hereof. Mr. Lampert, on behalf of himself and investment funds affiliated with ESL for which he has the power to direct new investments, has advised Sears Holdings that he and the investment funds affiliated with ESL for which he has the power to direct new investments intend to exercise their subscription rights and their respective over-subscription privilege in full, such that they will purchase the maximum number of shares allocated to them under the over-subscription privilege, subject to the successful completion of the Separation transactions, though they have not entered into any agreement to do so. As a result, we expect that ESL will hold more than 50% of our common stock, and if that occurs we expect to qualify and elect to be a “controlled company” under the NASDAQ Marketplace rules following the completion of the rights offering. This election would allow us to rely on exemptions from certain corporate governance requirements otherwise applicable to NASDAQ-listed companies.

In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern the principal transactions relating to the rights offering and certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services, and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms of these agreements were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. The Company believes that the methods by which Sears Holdings allocated its costs are reasonable and are based on prorated estimates of costs expected to be incurred by Sears Holdings. The Company further believes that the existing arrangements, as reflected in our condensed combined financial statements, are not materially different from the arrangements that will be effective upon the Separation. See Note 9 to our Condensed Combined Financial Statements included herein.

A summary of the nature of related party transactions is as follows:

•

We obtain a significant amount of our merchandise inventories from Sears Holdings, leveraging the benefit of the Sears Holdings purchasing organization. We have also entered into certain agreements with Sears Holdings for logistics, handling, warehouse and transportation services, the charges for which are based on inventory units. We pay a royalty related to the sale of Kenmore, Craftsman and DieHard products and fees for participation in the Shop Your Way Rewards program.

•

Sears Hometown and Outlet Stores receive commissions from Sears Holdings for the sale of merchandise made through www.sears.com, extended service contracts, delivery and handling services and credit revenues.

•

Sears Holdings provides the Company with shared corporate services. These shared services include accounting and finance, human resources, information technology and real estate. Expenses for these shared corporate services are allocated to the Company based on actual usage or a pro rata charge based upon sales, head count or square footage. The Company was allocated shared corporate expense of $4.0 million and $7.9 million for the 13 and 26 weeks ended July 28, 2012, respectively, and $4.4 million and $9.7 million for the 13 and 26 weeks ended July 30, 2011, respectively.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the transactions with Sears Holdings included in the Company’s Condensed Combined Financial Statements:

	13 Weeks Ended		26 Weeks Ended
	July 28,	July 30,	July 28,	July 30,
thousands	2012	2011	2012	2011
Combined Statements of Income
Net sales	$64,618	$49,805	$126,503	$97,386
Purchase of inventory	418,070	430,562	820,229	828,278
Services and occupancy	26,130	34,224	55,919	68,473

NOTE 5—STORE CLOSING CHARGES AND SEVERANCE COSTS

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through sub-leasing the leased space. During the second quarter of 2012, we closed 7 stores we previously announced would close and recorded charges of $1 million for the related lease obligations in our Sears Hometown and Hardware segment. We did not record any charges related to closed store lease obligations during the second quarter of 2011.

The Company made the decision to close 13 stores in our Sears Hometown and Hardware segment in the second quarter of 2011. Store closing activity recorded during the 26-week periods ended July 28, 2012 and July 30, 2011, and the remaining store closing cost accruals at July 28, 2012 and July 30, 2011, were as follows:

thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$—	$10,348
Store closing costs	—	—	797	—	—	797
Payments/utilizations	(8,066)	(135)	(56)	(1,627)	—	(9,884)

Balance at July 28, 2012	$81	$15	$797	$368	$—	$1,261

thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 29, 2011	$—	$—	$—	$—	$—	$—
Store closing costs	3,170	180	—	1,260	49	4,659
Payments/utilizations	(130)	—	—	—	(49)	(179)

Balance at July 30, 2011	$3,040	$180	$—	$1,260	$—	$4,480

(1)	Recorded within Cost of sales and occupancy on the Condensed Combined Statements of Income.
(2)	Recorded within Selling and administrative on the Condensed Combined Statements of Income.
(3)	Recorded within Depreciation on the Condensed Combined Statements of Income.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—SUMMARY OF SEGMENT DATA

Our two reportable segment classifications are based on our business formats as described in Note 1. The Sears Hometown and Hardware reportable segment consists of the aggregation of the Sears Hometown and Sears Hardware business formats. The Sears Outlet format represents both an operating and reportable segment. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The merchandise categories include appliances, lawn and garden, tools and paint and other.

	13 Weeks Ended July 28, 2012
thousands	Sears Hometown and Hardware	Sears Outlet	Total
Net sales
Appliances	$302,648	$107,989	$410,637
Lawn and garden	109,064	6,694	115,758
Tools and paint	51,934	2,167	54,101
Other	44,730	19,238	63,968

Total	508,376	136,088	644,464

Costs and expenses
Cost of sales and occupancy	387,321	97,157	484,478
Selling and administrative	96,836	27,237	124,073
Depreciation	791	1,437	2,228

Total	484,948	125,831	610,779

Operating income	$23,428	$10,257	$33,685

Total assets	$548,067	$121,775	$669,842

Capital expenditures	$265	$1,179	$1,444

	13 Weeks Ended July 30, 2011
thousands	Sears Hometown and Hardware	Sears Outlet	Total
Net sales
Appliances	$277,546	$102,636	$380,182
Lawn and garden	131,605	8,670	140,275
Tools and paint	51,654	2,126	53,780
Other	44,439	10,900	55,339

Total	505,244	124,332	629,576

Costs and expenses
Cost of sales and occupancy	403,985	89,027	493,012
Selling and administrative	90,926	24,182	115,108
Depreciation	994	1,333	2,327

Total	495,905	114,542	610,447

Operating income	$9,339	$9,790	$19,129

Total assets	$542,570	$118,704	$661,274

Capital expenditures	$503	$2,163	$2,666

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

	26 Weeks Ended July 28, 2012
thousands	Sears Hometown and Hardware	Sears Outlet	Total
Net sales
Appliances	$570,846	$226,755	$797,601
Lawn and garden	224,430	10,143	234,573
Tools and paint	103,819	4,711	108,530
Other	89,138	35,700	124,838

Total	988,233	277,309	1,265,542

Costs and expenses
Cost of sales and occupancy	749,907	196,950	946,857
Selling and administrative	193,250	52,727	245,977
Depreciation	1,626	2,907	4,533

Total	944,783	252,584	1,197,367

Operating income	$43,450	$24,725	$68,175

Total assets	$548,067	$121,775	$669,842

Capital expenditures	$614	$2,759	$3,373

	26 Weeks Ended July 30, 2011
thousands	Sears Hometown and Hardware	Sears Outlet	Total
Net sales
Appliances	$531,140	$208,938	$740,078
Lawn and garden	246,545	12,115	258,660
Tools and paint	104,303	3,979	108,282
Other	86,107	21,081	107,188

Total	968,095	246,113	1,214,208

Costs and expenses
Cost of sales and occupancy	777,939	174,335	952,274
Selling and administrative	178,711	46,695	225,406
Depreciation	2,000	2,681	4,681

Total	958,650	223,711	1,182,361

Operating income	$9,445	$22,402	$31,847

Total assets	$542,570	$118,704	$661,274

Capital expenditures	$928	$3,268	$4,196

NOTE 7—COMMITMENTS AND CONTINGENCIES

We are subject to various legal and governmental proceedings out of the ordinary course of business, the outcome of which, individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations.

SEARS HOMETOWN AND OUTLET STORES

(Combined Sears Hometown and Hardware and Sears Outlet Businesses of Sears Holdings Corporation)

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed combined financial position, results of operations or cash flows.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed combined financial position, results of operations or cash flows.

NOTE 9—SUBSEQUENT EVENTS

In connection with the Separation, on August 8, 2012 we entered into various agreements with Sears Holdings which, among other things, (1) govern the principal transactions relating to the Separation and aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us, collectively, the “separation transactions.” These final agreements are not materially different from the previous arrangements that are reflected in these Condensed Combined Financial Statements.

On August 31, 2012, Sears Holdings contributed the assets and liabilities of its Sears Hometown and Hardware and Sears Outlet businesses to SHO. In addition, SHO effected a 231,000 for one stock split of its common stock. As a result, as of August 31, 2012 SHO had 23.1 million common shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited combined financial statements, including the notes thereto, included in the Registration Statement, reflecting the combined Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings.

Executive Overview

We are a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of July 28, 2012, we and our dealers and franchisees operated 1,228 stores across all 50 states and Puerto Rico, Guam and Bermuda.

In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery and handling and extended service contracts.

We operate through two segments—the Sears Hometown and Hardware segment and the Sears Outlet segment. Our Sears Hometown and Hardware stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, consumer electronics and household goods, depending on the particular store. Our Sears Outlet stores are designed to provide our customers with in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products across a broad assortment of merchandise categories, including home appliances, lawn and garden equipment, apparel, mattresses, televisions, sporting goods and tools, and at prices that are significantly lower than manufacturers’ suggested retail prices.

As of July 28, 2012, the Sears Hometown and Hardware segment consists of 1,105 stores as follows:

•

940 Sears Hometown Stores—Primarily independently owned stores, predominantly located in smaller communities and offering appliances, consumer electronics, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•

88 Sears Hardware Stores—Neighborhood hardware stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products. 85 of these locations also offer a selection of Kenmore and other national brands of home appliances.

•	77 Sears Home Appliance Showrooms—Innovative stores that have a simple, primarily appliance showroom design that are strategically positioned in metropolitan areas.

As of July 28, 2012, our Hometown and Hardware stores and Home Appliance Showrooms operate through 941 independently owned and dealer-operated stores, 104 independently owned and franchisee-operated stores and 60 Company-operated stores. The business model and economic structure of the independently owned and dealer-operated stores, independently owned and franchisee-operated stores and Company-owned stores are substantially similar. The Company requires all of the stores to operate according to the Company’s standards. Stores must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising, promotional and marketing materials and imposes certain advertising requirements on the owners. The Company establishes selling prices of the merchandise and establishes a common commission structure for independently owned stores. Because the merchandise is procured and owned by the Company, we maintain general inventory risk before the completion of the customer purchase, and upon return by the customer, if any. In addition, because each transaction is rung on the Company’s point of sale system, we maintain the credit risk. Store owners are paid a commission for the merchandise they sell and the services they provide.

Independent owners predominately exercise control over the day-to-day operations of the store, including supervising management and employees and making capital decisions.

The primary difference between independently owned stores and Company-owned stores is that the Company is responsible for occupancy and payroll costs associated with Company-owned stores. Independently owned store owners are responsible for the occupancy costs in their stores and the payroll of their employees.

As of July 28, 2012, the Sears Outlet segment consists of 123 Sears Outlet stores. These locations offer new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, including home appliances, lawn and garden equipment, apparel, mattresses, televisions, sporting goods and tools at prices that are significantly lower than manufacturers’ suggested retail prices.

Of the 1,228 stores as of July 28, 2012, we intend to close one Sears Hardware Store in the second half of 2012.

Impacts from Our Separation from Sears Holdings

Our business currently consists of the Sears Hometown and Hardware and Sears Outlet businesses. Sears Holdings has determined to separate SHO by distributing, at no cost, rights to purchase all of our common stock to the stockholders of Sears Holdings. Assuming the rights offering is subscribed in full, immediately following completion of the rights offering Sears Holdings stockholders will own 100% of the outstanding shares of our common stock. In addition, we expect that ESL will beneficially own at least approximately 62% of our outstanding common stock following completion of the rights offering. After completion of the rights offering, we will operate as a publicly traded company independent from Sears Holdings, which will have a range of impacts on our operations:

General Administrative and Separation Costs. Historically, we have used the corporate functions of Sears Holdings for a variety of services including treasury, accounting, tax, legal, and other shared services, which include the costs of payroll, employee benefits and other payroll related costs. Sears Holdings also contributes to other corporate functions such as senior management and centrally managed employee benefit arrangements. We were allocated $19.6 million in 2011, which includes $4.4 million and $9.7 million allocated in the second quarter and first half of 2011, respectively, of shared services costs incurred by Sears Holdings. We were also allocated $4.0 million and $7.9 million of shared services costs incurred by Sears Holdings in the second quarter and first half of 2012, respectively. We believe that the assumptions and methodologies underlying the allocation of these expenses from Sears Holdings are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us when we operate as a publicly traded company independent from Sears Holdings.

We will also incur increased costs as a result of becoming a publicly traded company independent from Sears Holdings. As an independent public company, we expect to incur incremental costs to support our businesses, including management personnel, legal, finance, and human resources as well as certain costs associated with being a public company. These additional annual operating charges are estimated to be approximately $8.0 million to $9.0 million. We believe cash flows from operations will be sufficient to fund these additional corporate expenses.

In addition, we estimate one-time information technology costs related to the Separation to be approximately $6.0 million to $7.0 million. These one-time costs include the segregation of Company data contained within information technology systems of Sears Holdings and the application of security requirements to protect the segregated data and give employees of the Company secured access to the Company data within Sears Holdings’ information technology systems. A portion of these expenditures may be capitalized and amortized over their useful lives and others will be expensed as incurred, depending on their nature.

In connection with the Separation, on August 8, 2012 we entered into various agreements with Sears Holdings which, among other things, (1) govern the principal transactions relating to the Separation and aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us, collectively, the “separation transactions.” These final agreements are not materially different from the previous arrangements that are reflected in these Condensed Combined Financial Statements.

Results of Operations

The following table sets forth items derived from our combined results of operations for the 13 and 26 weeks ended July 28, 2012 and July 30, 2011.

	13 Weeks Ended		26 Weeks Ended
thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	$644,464	$629,576	$1,265,542	$1,214,208

COSTS AND EXPENSES
Cost of sales and occupancy	484,478	493,012	946,857	952,274

Gross margin dollars	159,986	136,564	318,685	261,934
Margin rate	24.8%	21.7%	25.2%	21.6%
Selling and administrative	124,073	115,108	245,977	225,406
Selling and administrative expense as a percentage of net sales	19.3%	18.3%	19.4%	18.6%
Depreciation	2,228	2,327	4,533	4,681

Total costs and expenses	610,779	610,447	1,197,367	1,182,361

Operating income	33,685	19,129	68,175	31,847
Interest expense	—	(1,186)	(669)	(1,625)
Other income	988	74	1,214	137

Income before income taxes	34,673	18,017	68,720	30,359
Income tax expense	(13,606)	(7,092)	(27,060)	(12,019)

NET INCOME	$21,067	$10,925	$41,660	$18,340

References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts have also been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period.

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and

•

Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
thousands	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$21,067	$10,925	$41,660	$18,340
Income tax expense	13,606	7,092	27,060	12,019
Other income	(988)	(74)	(1,214)	(137)
Interest expense	—	1,186	669	1,625

Operating income	33,685	19,129	68,175	31,847
Depreciation	2,228	2,327	4,533	4,681
Store closing charges and severance costs (1)	797	4,610	797	4,610

Adjusted EBITDA	$36,710	$26,066	$73,505	$41,138

(1)	See Note 5 to our Condensed Combined Financial Statements included herein.

13-Week Period ended July 28, 2012 Compared to the 13-Week Period Ended July 30, 2011

Net Sales

Net sales in the second quarter of 2012 increased $14.9 million, or 2.4%, to $644.5 million from the second quarter of 2011 and was driven primarily by new stores (net of closures), apparel liquidation revenues, increased initial franchise fees and delivery income partially offset by a 1.2% reduction in comparable store sales. The comparable store sales decrease of 1.2%, comprised of a decrease of 0.7% at Sears Hometown and Hardware and a 3.3% decrease at Sears Outlet, was driven primarily by declines in lawn and garden due to drought conditions experienced throughout the country, consumer electronics resulting from a de-emphasis of the category and appliances, in the Outlet stores, due to lower receipts of “sold as-is” goods. These declines were partially offset by an increase in mattresses, tools, apparel and appliances, in the Hometown and Hardware stores, due to increased inventory in large capacity refrigeration.

Gross Margin

Gross margin was $160.0 million, or 24.8% of net sales, in the second quarter of 2012, as compared to $136.6 million, or 21.7% of net sales, in the second quarter of 2011. The 310 basis point increase in gross margin rate was primarily driven by improved delivery margin generated from less free-delivery offers, increased initial franchise fees, lower occupancy costs resulting from the conversion of company-operated stores to franchisee-operated stores and a higher balance of sales in higher margin categories such as apparel and mattresses partially offset by lower receipts in Outlet of higher margin “sold as-is” home appliances.

Selling and Administrative Expenses

Selling and administrative expenses increased to $124.1 million, or 19.3% of net sales, in the second quarter of 2012 from $115.1 million, or 18.3% of net sales, in the prior year quarter. The increase was primarily due to an increase in the number of stores, increased payroll at Sears Outlet and an increase in owner commissions at Sears Hometown and Hardware. The increase in owner commissions is mainly related to the conversion of company-operated stores to franchisee-operated stores, partially offset by a decrease in payroll and benefits.

Operating Income

We recorded operating income of $33.7 million and $19.1 million in the second quarter of 2012 and 2011, respectively. The $14.6 million increase in operating income was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

Income Taxes

Income tax expense of $13.6 million and $7.1 million was recorded in the second quarter of 2012 and 2011, respectively. The effective tax rate was 39.2% and 39.4% in the second quarter of 2012 and 2011, respectively.

Net Income

We recorded net income of $21.1 million for the second quarter of 2012 as compared to $10.9 million for the prior year quarter. The increase in net income was primarily attributable to the factors discussed above.

26-Week Period ended July 28, 2012 Compared to the 26-Week Period Ended July 30, 2011

Net Sales

Net sales in the first half of 2012 increased $51.3 million, or 4.2%, to $1.3 billion from the first half of 2011. Comparable store sales were flat to last year. Net sales increased primarily as a result of new stores (net of closures), apparel liquidation revenues, increased initial franchise fees and delivery income. The flat comparable store sales, comprised of a decrease of 0.3% at Sears Hometown and Hardware and a 1.2% increase at Sears Outlet, was driven primarily by declines in lawn and garden due to drought conditions experienced throughout the country, consumer electronics resulting from a de-emphasis of the category and appliances, in the Outlet stores, due to lower receipts of “sold as-is” goods. These declines were primarily offset by increases in mattresses, tools, apparel and appliances, in the Hometown and Hardware stores, due to increased inventory in large capacity refrigeration.

Gross Margin

Gross margin was $318.7 million, or 25.2% of net sales, in the first half of 2012, as compared to $261.9 million, or 21.6% of net sales, in the first half of 2011. The 360 basis point increase in gross margin rate was primarily driven by lower occupancy expenses from the conversion of company-operated stores to franchisee-operated stores, initial franchise fees, lower free-delivery promotional expense, better inventory management, and a higher balance of sales in higher margin categories such as apparel and mattresses partially offset by lower receipts in Outlet of higher margin “sold as-is” home appliances.

Selling and Administrative Expenses

Selling and administrative expenses increased to $246.0 million, or 19.4% of net sales, in the first half of 2012 from $225.4 million, or 18.6% of net sales, in the prior year first half. The increase was primarily due to higher Outlet comparable store sales, an increase in the number of stores and increased owner commissions, primarily related to the conversion of company-operated stores to franchisee-operated stores, partially offset by a decrease in payroll and benefits.

Operating Income

We recorded operating income of $68.2 million and $31.8 million in the first half of 2012 and 2011, respectively. The $36.4 million increase in operating income was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

Income Taxes

Income tax expense of $27.1 million and $12.0 million was recorded in the first half of 2012 and 2011, respectively. The effective tax rate was 39.4% and 39.6% in the first half of 2012 and 2011, respectively.

Net Income

We recorded net income of $41.7 million and $18.3 million for the first half of 2012 and 2011, respectively. The increase in net income was primarily attributable to the factors discussed above.

Business Segment Results

Sears Hometown and Hardware

Sears Hometown and Hardware results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
thousands, except for number of stores	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$508,376	$505,244	$988,233	$968,095
Comparable store sales %	(0.7)%	(5.6)%	(0.3)%	(6.0)%
Cost of sales and occupancy	387,321	403,985	749,907	777,939

Gross margin dollars	121,055	101,259	238,326	190,156
Margin rate	23.8%	20.0%	24.1%	19.6%
Selling and administrative	96,836	90,926	193,250	178,711
Selling and administrative expense as a percentage of net sales	19.0%	18.0%	19.6%	18.5%
Depreciation	791	994	1,626	2,000

Total costs and expenses	484,948	495,905	944,783	958,650

Operating income	$23,428	$9,339	$43,450	$9,445

Total Sears Hometown and Hardware stores			1,105	1,114

13-Week Period ended July 28, 2012 Compared to the 13-Week Period Ended July 30, 2011

Net Sales

Sears Hometown and Hardware net sales increased $3.1 million, or 0.6%, to $508.4 million in the second quarter of 2012 from $505.2 million in the second quarter of 2011. The increase was primarily due to increased initial franchise fees and delivery income partially offset by a 0.7% reduction in comparable store sales. The comparable store sales decrease was driven primarily by declines in lawn and garden resulting from drought conditions experienced throughout the country and consumer electronics resulting from a de-emphasis of the category, partially offset by an increase in appliances due to increased inventory in large capacity refrigeration.

Gross Margin

Gross margin was $121.1 million, or 23.8% of net sales in the second quarter of 2012, as compared to $101.3 million, or 20.0% of net sales, in the prior year quarter. The 380 basis point improvement in gross margin rate over the prior year quarter was driven by lower occupancy expenses from the conversion of company-operated stores to franchisee-operated stores, lower free-delivery promotional expense, and increased initial franchise fees.

Selling and Administrative Expenses

Selling and administrative expenses increased to $96.8 million, or 19.0% of net sales, in the second quarter of 2012 from $90.9 million, or 18.0% of net sales, in the prior year quarter. Selling and administrative expense for 2012 increased due to an increase in owner commissions primarily related to the conversion of company-operated stores to franchisee-operated stores, partially offset by a decrease in payroll and benefits.

Operating Income

We recorded operating income of $23.4 million and $9.3 million in the second quarter of 2012 and 2011, respectively. The overall increase in operating income of $14.1 million was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

26-Week Period ended July 28, 2012 Compared to the 26-Week Period Ended July 30, 2011

Net Sales

Sears Hometown and Hardware net sales increased $20.1 million, or 2.1%, to $988.2 million in the first half of 2012 from $968.1 million in the first half of 2011. The increase was primarily due to new stores (net of closures), increased initial franchise fees and delivery income partially offset by a 0.3% reduction in comparable store sales. The comparable store sales decrease was driven primarily by declines in lawn and garden due to drought conditions experienced throughout the country and consumer electronics resulting from a de-emphasis of the category, partially offset by an increase in appliances.

Gross Margin

Gross margin was $238.3 million, or 24.1% of net sales in the first half of 2012, as compared to $190.2 million, or 19.6% of net sales, in the prior year first half. The 450 basis point improvement in gross margin rate over the prior year first half was driven by lower occupancy expenses from the conversion of company-operated stores to franchisee-operated stores, higher initial franchise fees, lower free-delivery promotional expense and better inventory management.

Selling and Administrative Expenses

Selling and administrative expenses increased to $193.3 million, or 19.6% of net sales, in the first half of 2012 from $178.7 million, or 18.5% of net sales, in the prior year first half. Selling and administrative expense for 2012 increased due to higher owner commissions expense, primarily related to the conversion of company-operated stores to franchisee-operated stores, partially offset by a decrease in payroll and benefits.

Operating Income

We recorded operating income of $43.5 million and $9.4 million in the first half of 2012 and 2011, respectively. The overall increase in operating income of $34.0 million was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

Sears Outlet

Sears Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
thousands, except for number of stores	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$136,088	$124,332	$277,309	$246,113
Comparable store sales %	(3.3)%	7.2%	1.2%	4.9%
Cost of sales and occupancy	97,157	89,027	196,950	174,335

Gross margin dollars	38,931	35,305	80,359	71,778
Margin rate	28.6%	28.4%	29.0%	29.2%
Selling and administrative	27,237	24,182	52,727	46,695
Selling and administrative expense as a percentage of net sales	20.0%	19.4%	19.0%	19.0%
Depreciation	1,437	1,333	2,907	2,681

Total costs and expenses	125,831	114,542	252,584	223,711

Operating income	$10,257	$9,790	$24,725	$22,402

Total Sears Outlet stores			123	108

13-Week Period ended July 28, 2012 Compared to the 13-Week Period Ended July 30, 2011

Net Sales

Sears Outlet net sales increased $11.8 million, or 9.5%, to $136.1 million in the second quarter of 2012 from $124.3 million in the second quarter of 2011. The increase was primarily due to new store openings and apparel liquidation revenues partially offset by a 3.3% decrease in comparable store sales. Since the second quarter of 2011, we opened 15 new Sears Outlet stores (net of closures) which resulted in an increase in net sales of approximately $12.4 million. The decrease in comparable store sales for 2012 was primarily driven by sales decreases in the home appliances, lawn and garden and consumer electronics categories partially offset by increases in the mattresses, tools and apparel categories. Decreases in these categories were primarily driven by lower receipts of “sold as-is” goods in home appliances, a de-emphasis in the consumer electronics category and drought conditions unfavorably impacting lawn and garden sales. Assortment expansion in tools and mattresses, sales increases in stores that carry apparel and an increase in the number of stores that carry apparel contributed to sales increases in these categories.

Gross Margin

Gross margin was $38.9 million, or 28.6% of net sales in the second quarter of 2012, as compared to $35.3 million, or 28.4% of net sales in the prior year quarter. Total gross margin dollars increased $3.6 million in the second quarter of 2012 due to the increase in net sales and by the above-noted increase in gross margin rate. Margin rate increased 20 basis points in the second quarter of 2012 compared to the prior year quarter primarily due to a higher balance of sales in higher margin categories such as apparel and mattresses partially offset by lower receipts of higher margin “sold as-is” home appliances and higher occupancy costs.

Selling and Administrative Expenses

Selling and administrative expenses increased to $27.2 million in the second quarter of 2012 from $24.2 million in the prior year quarter due to a higher number of Sears Outlet stores. Selling and administrative expenses as a percentage of net sales increased to 20.0% of net sales in the second quarter of 2012 from 19.4% of net sales in the second quarter of 2011 primarily due to a higher store payroll rate.

Operating Income

We recorded operating income of $10.3 million and $9.8 million in the second quarter of 2012 and 2011, respectively. The increase in operating income of $0.5 million was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

26-Week Period ended July 28, 2012 Compared to the 26-Week Period Ended July 30, 2011

Net Sales

Sears Outlet net sales increased $31.2 million, or 12.7%, to $277.3 million in the first half of 2012 from $246.1 million in the first half of 2011. The increase was primarily due to new store openings, apparel liquidation revenues and a 1.2% increase in comparable store sales. The increase in comparable store sales for 2012 was primarily driven by sales increases in apparel, mattresses and tools categories partially offset by decreases in home appliances, consumer electronics and lawn and garden categories. Assortment expansion in tools and mattresses, sales increases in stores that carry apparel and an increase in the number of stores that carry apparel contributed to sales increases in these categories. Lower receipts of “sold as-is” goods contributed to the comparable store sales decrease in home appliances, a de-emphasis of consumer electronics impacted sales in that category, and drought conditions unfavorably impacted lawn and garden sales.

Gross Margin

Gross margin was $80.4 million, or 29.0% of net sales in the first half of 2012, as compared to $71.8 million, or 29.2% of net sales in the prior year first half. Total gross margin dollars increased $8.6 million in the first half of 2012 to $80.4 million due to the increase in net sales partially offset by the above-noted decline in gross margin rate. Margin rate decreased 20 basis points in the first half of 2012 compared to the prior year first half primarily due to lower receipts of higher margin “sold as-is” home appliances partially offset by a higher balance of sales in higher margin categories such as apparel and mattresses.

Selling and Administrative Expenses

Selling and administrative expenses increased to $52.7 million in the first half of 2012 from $46.7 million in the prior year first half due to comparable store sales growth and a higher number of Sears Outlet stores. Selling and administrative expenses as a percentage of net sales of 19.0% in the first half of 2012 was flat compared to the first half of 2011.

Operating Income

We recorded operating income of $24.7 million and $22.4 million in the first half of 2012 and 2011, respectively. The increase in operating income of $2.3 million was driven by the increase in net sales partially offset by the above-noted decrease in gross margin rate and an increase in selling and administrative expenses.

Analysis of Financial Condition

Cash Balances

We had cash balances of $0.6 million as of July 28, 2012, $0.7 million as of July 30, 2011 and $0.7 million as of January 28, 2012.

For the first half of 2012, we financed our operations and investments primarily with cash generated from operations. Our primary need for liquidity is to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities

For the first half of 2012, we financed our operations and investments primarily with cash generated from operations. Cash provided by operating activities was $39.4 million in the first half of 2012 as compared to $6.6 million in the first half of 2011. The improvement in operating cash flows predominately relates to improvements in net income.

Merchandise inventories were $404.0 million at July 28, 2012 and $411.1 million at July 30, 2011. Merchandise inventories for Sears Hometown and Hardware stores decreased from $330.3 million at July 30, 2011 to $322.0 million at July 28, 2012 primarily due to fewer locations compared to the prior year and inventory productivity improvements. Merchandise inventories for Sears Outlet stores increased from $80.8 million at July 30, 2011 to $82.0 million at July 28, 2012 primarily due to the increase in the number of Sears Outlet stores.

We obtain our merchandise through agreements with Sears Holdings or through vendors. In the first half of 2012, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 89% of total purchases of all inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

In addition, our vendor arrangements generally are not long-term agreements (other than the Merchandising Agreement) and none of them guarantee the availability of merchandise in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory. As a result, our success depends on maintaining good relations with our existing vendors and developing relationships with new vendors. If we fail to strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, or if we cannot maintain or acquire new vendors of favored brand name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, we may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase.

Cash Flows from Investing Activities

Cash used in investing activities was $3.4 million for the first half of 2012 compared to $4.2 million for the first half of 2011. Cash used in investing activities in both periods was for purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $36.2 million for the first half of 2012 compared to $2.5 million for the first half of 2011. The increase of $33.7 million in cash used in financing activities in 2012 from 2011 was due to the increase in repayments to Sears Holdings.

Financing Arrangements

In connection with the Separation, we expect to enter into an asset-based senior secured revolving credit facility, or the “Senior ABL Facility,” with a group of financial institutions. The Senior ABL Facility is expected to provide (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. Up to $75 million of the revolving credit facility is expected to be available for the issuance of letters of credit and up to $25 million is expected to be available for swingline loans.

As of the date of the Separation, we expect to have $100 million outstanding under the Senior ABL Facility which will be used to pay a cash dividend to Sears Holdings immediately prior to the Separation. In addition, we expect to have $3 million to $4 million of letters of credit outstanding under the facility. The Senior ABL Facility is also expected to allow revolving commitment increases in an aggregate principal amount of up to $100 million.

The anticipated principal terms of the Senior ABL Facility are summarized below.

Senior ABL Facility

Maturity; Amortization and Prepayments

The Senior ABL Facility is expected to mature on the earlier of (i) the five year anniversary of the closing date of the credit facility and (ii) six months prior to the expiration of the Services Agreement or certain other material contracts entered into with Sears Holdings or its subsidiaries in connection with the Separation, unless such agreements are extended to a date later than that set forth in clause (i) or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.

The Senior ABL Facility is expected to be subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.

Guarantees; Security

The obligations under the Senior ABL Facility are expected to be guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are expected to be secured by a first priority security interest in certain assets of the borrowers and guarantors consisting primarily of accounts receivable, inventory, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance.

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are expected to be based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter.

Customary fees are expected to be payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility is expected to include a number of covenants that, among other things, would limit or restrict our ability and the ability of the borrowers and the other guarantors to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to our capital stock (other than the up to $100 million dividend to Sears Holdings prior to the Separation), make prepayments on other indebtedness, engage in mergers or change the nature of our or their business. In addition, after the first anniversary of the closing date of the Senior ABL Facility, upon excess availability falling below a certain level, we expect to be required to comply with a minimum fixed charge coverage ratio.

The Senior ABL Facility is also expected to contain certain affirmative covenants, including financial and other reporting requirements.

Events of Default

The Senior ABL Facility is expected to include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

Uses and Sources of Liquidity

We believe that our existing cash and cash equivalents, cash flows from our operating activities and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of July 28, 2012, we had cash and cash equivalents of $0.6 million. As a result, we expect to fund our ongoing operations through cash generated by operating activities and availability under the expected Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.

Capital lease obligations as of July 28, 2012 and July 30, 2011 were $2.9 million and $5.1 million, respectively.

As of the date of this report, Sears Holdings’ domestic credit facility is (1) secured, in part, by a first lien on the inventory and credit card receivables directly or indirectly owned by SHO and the subsidiaries of Sears Holdings that will become wholly owned subsidiaries of SHO prior to the completion of the Separation and (2) guaranteed by SHO and the entities that will become wholly owned subsidiaries of SHO prior to the Separation. Prior to the completion of the Separation, this lien and these guarantee obligations will be released.

Off-Balance Sheet Arrangements

As of July 28, 2012, we had no off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Combined Financial Statements,” Note 8 – “Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives.

Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause our actual results, performance or achievements to differ from those set forth in the forward-looking statements:

•	our continued reliance on Sears Holdings for most products and services that are important to the successful operation of our business;

•	our continuing dependence on Sears Holdings subsequent to the Separation, and our potential need to depend on Sears Holdings beyond the expiration of certain of our agreements with Sears Holdings;

•	our ability to offer merchandise and services that our customers want, including those under the Kenmore, Craftsman and DieHard brands;

•	our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	competitive conditions in the retail industry;

•

worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•	the inability of our historical financial statements to be indicative of our future performance, as a result of the Separation and operating as a standalone public company;

•

the inability of our historical financial statements to be indicative of our future performance, as a result of the consolidation of the Sears Hometown and Hardware and Sears Outlet businesses into a single business entity;

•	the inability of our past performance generally, as reflected on our historical financial statements, to be indicative of our future performance;

•	the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being a subsidiary of Sears Holdings;

•

our agreements related to the rights offering and separation transactions and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received better terms from an unaffiliated third party;

•	anticipated limitations and restrictions in the agreements governing our indebtedness and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on existing dealers and franchisees to operate our stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the United States for significant amounts of our merchandise;

•	impairment charges for goodwill or fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate and retain key executives and other employees;

•	the impact of increased costs associated with being a public company;

•	our ability to maintain effective internal controls as a public company;

•	low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert substantial control over us.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We will be subject to interest rate risk associated with our Senior ABL Facility, which will bear interest at a variable rate. Assuming our Senior ABL Facility were fully drawn in principal amount equal to $250 million, each one percentage point change in interest rates would result in a $2.5 million change in annual cash interest expense on our Senior ABL Facility.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date hereof, we are not party to any litigation which we consider material to our operations.

Notwithstanding the above, we are from time to time subject to various legal claims, including those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and any proceedings, claims or regulatory actions against us, whether meritorious or not, may be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially.

Item 1A. Risk Factors

You should carefully consider the risks described in “Risk Factors” beginning on page 30 of our Registration Statement on Form S-1/A filed on September 6, 2012 (File No. 333-181051). These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: September 10, 2012

Exhibit Index

Exhibit Number	Document Description

3.1*	Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc.

3.2*	Certificate of Amendment of Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc.

3.3*	Bylaws of Sears Hometown and Outlet Stores, Inc.

4.1(1)	Form of Common Stock Certificate

10.1(1)	Separation Agreement between Sears Holdings and Sears Hometown and Outlet Stores, Inc., dated as of August 8, 2012

10.2*	Store License Agreement between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC

10.3*	Store License Agreement between Sears, Roebuck and Co. and Sears Home Appliance Showrooms, LLC

10.4*	Store License Agreement between Sears, Roebuck and Co. and Sears Outlet Stores, LLC

10.5*	Trademark License Agreement between Sears, Roebuck and Co. and Sears Hometown and Outlet Stores, Inc.

10.6*†	Merchandising Agreement between Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C.

10.7*	Services Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc.

10.8*†	Retail Establishment Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc.

10.9*	Tax Sharing Agreement between Sears Holdings and Sears Hometown and Outlet Stores, Inc.

10.10*	Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C.

10.11(1)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program

10.12(1)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan

10.13(1)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program

10.14(1)	Sears Hometown and Outlet Stores, Inc. 2012 Stock Plan

10.15(2)	Form of Executive Severance Agreement

10.16(3)	Form of Executive Severance/Non-Compete Agreement

10.17(1)	Executive Severance Agreement dated and effective as of August 6, 2012 between Sears Holdings Corporation and its affiliates and subsidiaries and Steven D. Barnhart

10.18(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and W. Bruce Johnson dated August 28, 2012

10.19(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and William A. Powell dated August 28, 2012

10.20(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and John E. Ethridge dated August 28, 2012

E-1

Exhibit Number	Document Description

10.21(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and Charles J. Hansen, dated August 28, 2012

10.22(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and Steven D. Barnhart, dated August 28, 2012

10.23(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and Becky Iliff, dated August 28, 2012

10.24(1)	Director Compensation Policy of Sears Hometown and Outlet Stores, Inc.

21.1(4)	Subsidiaries of Sears Hometown and Outlet Stores, Inc.

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form S-1/A filed on August 31, 2012 (File No. 333-181051)
(2)	Incorporated by reference to Exhibit 10.26 to Sears Holdings Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)
(3)	Incorporated by reference to Exhibit 10.5 to Sears Holdings Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)
(4)	Incorporated by reference to the Company’s Form S-1/A filed on August 23, 2012 (File No. 333-181051)
†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

E-2