Form 10-Q/A
period 2012-07-28
Sears Hometown & Outlet Stores, Inc.
filed 2012-10-09
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q/A
Amendment No. 1
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35641
_______________________________________________
SEARS HOMETOWN AND OUTLET STORES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

DELAWARE	80-0808358
(State of Incorporation)	(I.R.S. Employer Identification No.)

3333 BEVERLY ROAD, HOFFMAN ESTATES, ILLINOIS	60179
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (847) 286-2500
_______________________________________________
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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012, originally filed with the Securities and Exchange Commission on September 10, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a) (2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	October 9, 2012

Exhibit Index

Exhibit Number	Document Description

3.1*	Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc.

3.2*	Certificate of Amendment of Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc.

3.3*	Bylaws of Sears Hometown and Outlet Stores, Inc.

4.1(1)	Form of Common Stock Certificate

10.1(1)	Separation Agreement between Sears Holdings and Sears Hometown and Outlet Stores, Inc., dated as of August 8, 2012

10.2*	Store License Agreement between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC

10.3*	Store License Agreement between Sears, Roebuck and Co. and Sears Home Appliance Showrooms, LLC

10.4*	Store License Agreement between Sears, Roebuck and Co. and Sears Outlet Stores, LLC

10.5*	Trademark License Agreement between Sears, Roebuck and Co. and Sears Hometown and Outlet Stores, Inc.

10.6*†
Merchandising Agreement between Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C.

10.7*	Services Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc.

10.8*†	Retail Establishment Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc.

10.9*	Tax Sharing Agreement between Sears Holdings and Sears Hometown and Outlet Stores, Inc.

10.10*	Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C.

10.11(1)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program

10.12(1)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan

10.13(1)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program

10.14(1)	Sears Hometown and Outlet Stores, Inc. 2012 Stock Plan

10.15(2)	Form of Executive Severance Agreement

10.16(3)	Form of Executive Severance/Non-Compete Agreement

10.17(1)	Executive Severance Agreement dated and effective as of August 6, 2012 between Sears Holdings Corporation and its affiliates and subsidiaries and Steven D. Barnhart

10.18(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and W. Bruce Johnson dated August 28, 2012

10.19(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and William A. Powell dated August 28, 2012

10.20(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and John E. Ethridge dated August 28, 2012

10.21(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and Charles J. Hansen, dated August 28, 2012

E-1

Exhibit Number	Document Description

10.22(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and Steven D. Barnhart, dated August 28, 2012

10.23(1)	Offer letter between Sears Hometown and Outlet Stores, Inc. and Becky Iliff, dated August 28, 2012

10.24(1)	Director Compensation Policy of Sears Hometown and Outlet Stores, Inc.

21.1(4)	Subsidiaries of Sears Hometown and Outlet Stores, Inc.

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Combined Statements of Income (Unaudited) for the 13 and 26 Weeks Ended July 28, 2012 and July 30, 2011; (ii) the Condensed Combined Balance Sheets (Unaudited) at July 28, 2012, July 30, 2011 and January 28, 2012; (iii) the Condensed Combined Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 28, 2012 and July 30, 2011; (iv) the Condensed Combined Statements of Divisional Equity (Unaudited) for the 26 Weeks Ended July 28, 2012 and July 30, 2011; and (v) the Notes to the Condensed Combined Financial Statements (Unaudited). [Filed herewith]

* Previously filed or furnished.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Company’s Form S-1/A filed on August 31, 2012 (File No. 333-181051)

(2)	Incorporated by reference to Exhibit 10.26 to Sears Holdings Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)

(3)	Incorporated by reference to Exhibit 10.5 to Sears Holdings Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)

(4)	Incorporated by reference to the Company’s Form S-1/A filed on August 23, 2012 (File No. 333-181051)

†	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to an order granting confidential treatment dated September 7, 2012.

E-2