Form 10-Q
period 2012-10-27
Sears Hometown & Outlet Stores, Inc.
filed 2012-11-30
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35641
_______________________________________________
SEARS HOMETOWN AND OUTLET STORES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

DELAWARE	80-0808358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 TRILLIUM BOULEVARD, SUITE 501, HOFFMAN ESTATES, ILLINOIS	60192
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (847) 286-7000
_______________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2012, the registrant had 23,100,000 common shares, $0.01 par value, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	$556,903	$538,968	$1,822,445	$1,753,176
COSTS AND EXPENSES
Cost of sales and occupancy	418,490	415,420	1,365,347	1,364,524
Selling and administrative	122,054	110,167	368,031	338,743
Depreciation	2,282	2,277	6,815	6,958
Total costs and expenses	542,826	527,864	1,740,193	1,710,225
Operating income	14,077	11,104	82,252	42,951
Interest income (expense)	(70)	117	(111)	(1,508)
Other income	382	90	968	227
Income before income taxes	14,389	11,311	83,109	41,670
Income tax expense	(5,629)	(4,497)	(32,689)	(16,518)
NET INCOME	$8,760	$6,814	$50,420	$25,152

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.38	$0.29	$2.18	$1.09
Diluted:	$0.38	$0.29	$2.18	$1.09

Basic weighted average common shares outstanding (1)	23,100	23,100	23,100	23,100
Diluted weighted average common shares outstanding (1)	23,100	23,100	23,100	23,100
See Notes to Condensed Consolidated Financial Statements.
(1) 23,100,000 shares outstanding effective upon completion of the Separation are used for all periods prior to the Separation.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	October 27, 2012	October 29, 2011	January 28, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,841	$724	$694
Accounts receivable	13,905	9,200	9,006
Merchandise inventories	429,407	417,846	393,658
Prepaid expenses and other current assets	12,301	4,203	2,163
Total current assets	477,454	431,973	405,521
PROPERTY AND EQUIPMENT, net	54,088	57,172	59,996
GOODWILL	167,000	167,000	167,000
LONG-TERM DEFERRED TAXES	70,648	8,618	8,368
OTHER ASSETS	22,509	9,189	10,953
TOTAL ASSETS	$791,699	$673,952	$651,838
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$47,100	$—	$—
Payable to Sears Holdings Corporation	77,687	—	—
Accounts payable	29,228	21,669	17,156
Other current liabilities	76,265	79,069	75,235
Current portion of capital lease obligations	1,499	2,171	2,061
Deferred income taxes	—	13,954	13,733
Total current liabilities	231,779	116,863	108,185
CAPITAL LEASE OBLIGATIONS	870	2,400	1,937
OTHER LONG-TERM LIABILITIES	2,423	3,386	3,610
TOTAL LIABILITIES	235,072	122,649	113,732
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	231	—	—
Authorized shares: 400,000
Issued shares: 23,100
Outstanding shares: 23,100
Capital in excess of par value	556,575	—	—
Retained earnings (accumulated deficit)	(179)	—	—
Divisional Equity, prior to the Separation	—	551,303	538,106
TOTAL STOCKHOLDERS' EQUITY	556,627	551,303	538,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$791,699	$673,952	$651,838
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,420	$25,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,815	6,958
Change in operating assets and liabilities:
Accounts receivable	(12,913)	(9,462)
Merchandise inventories	(35,749)	(23,240)
Payable to Sears Holdings Corporation	77,687	—
Accounts payable	12,072	5,135
Store closing accruals	(2,179)	1,256
Customer deposits	7,106	5,234
Deferred income taxes	(4,754)	875
Other operating assets	43	(1,930)
Other operating liabilities	(5,287)	3,089
Net cash provided by operating activities	93,261	13,067
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,524)	(6,127)
Net cash used in investing activities	(5,524)	(6,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	(12,264)	(5,432)
Dividend paid to Sears Holdings Corporation	(100,000)	—
Payments of capital lease obligations	(1,426)	(1,598)
Short-term borrowings	100,100	—
Payments of short-term borrowings	(53,000)	—
Net cash used in financing activities	(66,590)	(7,030)
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,147	(90)
CASH AND CASH EQUIVALENTS—Beginning of period	694	814
CASH AND CASH EQUIVALENTS—End of period	$21,841	$724
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$111	$1,508
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (accumulated deficit)	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 29, 2011	—	—	—	—	531,583	531,583
Net income	—	—	—	—	25,152	25,152
Net transfer to Sears Holdings Corporation	—	—	—	—	(5,432)	(5,432)

Balance at October 29, 2011	—	—	—	—	551,303	551,303

Balance at January 28, 2012	—	—	—	—	538,106	538,106
Net income (loss)		—	—	(179)	50,599	50,420
Net transfer to Sears Holdings Corporation	—	—	—	—	(12,264)	(12,264)
Dividend paid to Sears Holdings Corporation	—	—	—	—	(100,000)	(100,000)
Reclassification of divisional equity to common stock and additional paid in capital in conjunction with the Separation	23,100	231	476,210	—	(476,441)	—
Tax adjustment related to the Separation	—	—	80,365	—	—	80,365

Balance at October 27, 2012	23,100	231	556,575	(179)	—	556,627
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of October 27, 2012, the Company and its dealers and franchisees operated 1,237 stores across all 50 states and in Puerto Rico, Guam and Bermuda. In these notes and in the other items of this Form 10-Q the terms “we,” “us,” “our,” “SHO” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Description of the Separation
On October 11, 2012, Sears Holdings Corporation (“Sears Holdings”) completed the separation of its Sears Hometown and Hardware and Sears Outlet businesses (the “Separation”). As part of the Separation, on August 31, 2012 through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO, which was formed on April 23, 2012 as a wholly owned subsidiary of Sears Holdings. Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the Nasdaq Stock Market under the trading symbol “SHOS.”
As part of the Separation, Sears Holdings contributed to SHO equity intercompany balances due to/from Sears Holdings, which included amounts arising from pre-Separation purchases of merchandise inventories and which are included in Divisional Equity. After the Separation, the Company continues to purchase the majority of its merchandise from Sears Holdings and amounts payable to Sears Holdings are reflected separately on the condensed consolidated balance sheet.
Basis of Presentation
These interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year. These interim financial statements and related notes should be read in conjunction with the audited combined financial statements, including notes thereto, in the Company’s Registration Statement on Form S-1 (Registration No. 333-181051), as amended, filed with the Securities and Exchange Commission (the “Registration Statement”).

Prior to the Separation, the financial statements represented the Hometown and Hardware and Outlet businesses of Sears Holdings and with respect to all periods prior to the Separation were derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company's business. As pre-Separation business operations of Sears Holdings, we did not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into services agreements to provide SHO with certain support services under the terms described in Note 4. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The condensed consolidated financial statements contained herein may not be indicative of the Company’s financial position, operating results and cash flows in the future, or what they would have been if the Hometown and Hardware and Outlet businesses of Sears Holdings had been a stand-alone company during all periods prior to the Separation.

In connection with the Separation we entered into an asset-based senior secured revolving credit facility (the “Senior ABL Facility”) with a group of financial institutions. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of October 27, 2012 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 27, 2012 was $198.0 million with $3.4 million of letters of credit outstanding under the facility.

We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our fiscal year end is the Saturday closest to January 31 each year. Our third fiscal quarter end is the Saturday closest to October 31 each year.
Income Per Share

In connection with the Separation, stockholders purchased from Sears Holdings a total of 23.1 million shares of our common stock upon the exercise of subscription rights distributed to Sears Holdings' stockholders. This share amount has been utilized for the calculation of basic and diluted income per share for all periods prior to the Separation. There were no dilutive securities in any of the periods presented.

NOTE 2—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	October 27, 2012	October 29, 2011	January 28, 2012
Customer deposits	38,974	32,199	31,868
Sales and other taxes	7,617	16,987	14,229
Accrued expenses	12,733	8,613	12,376
Warranty accrual	10,919	16,854	11,765
Payroll and related items	8,423	6,546	6,406
Store Closing Accrual	22	1,256	2,201
Total Other current and long-term liabilities	$78,688	$82,455	$78,845
NOTE 3—INCOME TAXES
In connection with the Separation, SHO and Sears Holdings entered into a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company is responsible for any federal, state or foreign tax liability. Current income taxes payable for any federal, state or foreign income tax returns is reported in the period incurred.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For the 13 and 39 weeks ended October 27, 2012 and October 29, 2011, no unrecognized tax benefits have been identified and reflected in the financial statements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As no unrecognized tax benefits have been identified and reflected in the condensed consolidated financial statements, no interest or penalties related to unrecognized tax benefits are reflected in the condensed consolidated balance sheets or statements of income.

As of October 29, 2011 the assets and liabilities of the Sears Hometown and Hardware and Sears Outlet businesses were owned by subsidiaries of Sears Holdings. On August 31, 2012, through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. As of October 27, 2012 the net deferred tax asset balance was $79.8 million compared to a net deferred tax liability of $5.3 million as of October 29, 2011.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase in the deferred tax asset as of October 27, 2012 reflects the stepped-up tax basis in excess of the book basis that occurred in connection with the intercompany transactions described above, primarily for merchandise inventories, favorable leases, fixed assets, and royalty-free licenses to use the "Sears" name.

NOTE 4—RELATED-PARTY AGREEMENTS AND TRANSACTIONS AND CONTROLLED COMPANY STATUS

According to a Schedule 13D (Amendment No. 2) filed on October 11, 2012 with the Securities and Exchange Commissions by ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), ESL beneficially owned on the filing date 62.5% of our outstanding shares of common stock. Based on publicly available data on October 27, 2012 ESL beneficially owned 62% of Sears Holdings' outstanding shares of common stock.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern specified aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings are obtaining merchandise inventories for us. The terms of these agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation.
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
Hometown and Outlet receive revenues from Sears Holdings for the sale of merchandise made through www.sears.com and the sale of extended service contracts, and revenues relating to the use in Hometown and Outlet stores of Sears-branded credit cards.

•
We obtain a significant amount of our merchandise inventories from Sears Holdings, leveraging the benefit of the Sears Holdings purchasing activities. We have also entered into agreements with Sears Holdings for logistics, handling, warehouse and transportation services, the charges for which are based on merchandise inventory units. We pay a royalty related to the sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings) and we pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, human resources, information technology and real estate. Sears Holdings charges the Company for these corporate services based on actual usage or a pro rata charge based upon sales, head count or square footage.

The following table summarizes the transactions with Sears Holdings included in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Thousands

Net Commissions from Sears Holdings Corporation	$35,930	$31,101	$117,263	$99,948
Purchases related to cost of sales and occupancy	366,855	376,945	1,235,106	1,263,968
Services	6,697	5,512	14,594	15,240

As a result of ESL's ownership of 62.5% of our outstanding shares of common stock, we qualify as, and have elected to become, a "controlled company" for the purposes of the Nasdaq Stock Market rules. This election allows us to rely on exemptions from specified corporate governance requirements applicable to Nasdaq-listed companies.

Following the Separation we incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on our Separation agreements.  Prior to the Separation these amounts were recorded and settled through intercompany transfers to Sears Holdings.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—STORE CLOSING CHARGES AND SEVERANCE COSTS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through subleasing the leased space. During the third quarter of 2012, we closed 5 stores, one of which we previously reserved for and announced would close. The other four did not require additional store-closing or severance reserves. We recorded no charges for related lease obligations in the third quarter of 2012 compared to $0.1 million in the third quarter of 2011.
Store closing activity recorded during the 39-week periods ended October 27, 2012 and October 29, 2011, and the remaining store closing cost accruals at October 27, 2012 and October 29, 2011, were as follows:

Thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$—	$10,348
Store closing costs	—	—	797	—	—	797
Payments/utilizations	(8,147)	(150)	(831)	(1,995)	—	(11,123)
Balance at October 27, 2012	$—	$—	$22	$—	$—	$22
Thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 29, 2011	$—	$—	$—	$—	$—	$—
Store closing costs	3,515	180	56	1,260	51	5,062
Payments/utilizations	(1,009)	(30)	—	(210)	(51)	(1,300)
Balance at October 29, 2011	$2,506	$150	$56	$1,050	$—	$3,762

(1)
Store closing activity recorded within Cost of sales and occupancy on the Condensed Consolidated Statements of Income and remaining store closing cost accruals reported within Merchandise inventories on the Condensed Consolidated Balance Sheets.

(2)
Store closing activity recorded within Selling and administrative on the Condensed Consolidated Statements of Income and remaining store closing cost accruals reported within Other current liabilities on the Condensed Consolidated Balance Sheets.

(3)
Store closing activity recorded within Depreciation on the Condensed Consolidated Statements of Income and remaining store closing cost accruals reported within Property and equipment, net on the Condensed Consolidated Balance Sheets.

NOTE 6—FINANCING ARRANGEMENT
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of October 27, 2012 we had $47.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of October 27, 2012 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 27, 2012 was $198.0 million, with $3.4 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments
The Senior ABL Facility will mature on the earlier of (i) October 11, 2017 or (ii) six months prior to the expiration of our Merchandising Agreement dated August 8, 2012 with Sears Holdings, Sears Holdings Management Corporation, and Kmart

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Corporation (the "Merchandising Agreement") and the other agreements with Sears Holdings or its subsidiaries in connection with the Separation that are specified in the Senior ABL Facility, unless such agreements have been extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.
The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.
Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in certain assets of the borrowers and guarantors consisting primarily of accounts receivable, inventory, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was 4.50% at October 27, 2012.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to our capital stock (other than the $100 million dividend paid to Sears Holdings prior to the Separation), make prepayments on other indebtedness, engage in mergers or change the nature of our business.
In addition, until October 11, 2013 we cannot permit availability (as determined in accordance with the Senior ABL Facility) to be less than the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”).  Also, if at any time after October 11, 2013 availability becomes less than the Minimum Amount, and while availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on availability, neither of these requirements was in effect at October 27, 2012.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

NOTE 7—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom business formats described below in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview.” The Outlet reportable segment also represents an operating format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The Net Sales categories include appliances, lawn and garden, tools and paint and other, which includes Initial Franchise Revenue of $1.5 million and $6.5 million for the 13 weeks ended October 27, 2012 and the 13 weeks ended October 29, 2011, respectively. For the 39 weeks ended October 27, 2012, Initial Franchise Revenue was $11.2 million

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compared to $9.1 million in the 39 weeks ended October 29, 2011. "Initial Franchise Revenue" consists of franchise fees paid with respect to new or existing Company-owned stores we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	13 Weeks Ended October 27, 2012
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$275,827	$112,076	$387,903
Lawn and garden	64,703	5,512	70,215
Tools and paint	45,501	3,770	49,271
Other	28,954	20,560	49,514
Total	414,985	141,918	556,903
Costs and expenses
Cost of sales and occupancy	316,820	101,670	418,490
Selling and administrative	94,149	27,905	122,054
Depreciation	797	1,485	2,282
Total	411,766	131,060	542,826
Operating income	$3,219	$10,858	$14,077
Total assets	$648,341	$143,358	$791,699
Capital expenditures	$1,172	$980	$2,152

	13 Weeks Ended October 29, 2011
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$247,215	$104,221	$351,436
Lawn and garden	77,184	6,973	84,157
Tools and paint	51,811	2,311	54,122
Other	34,473	14,780	49,253
Total	410,683	128,285	538,968
Costs and expenses
Cost of sales and occupancy	325,408	90,012	415,420
Selling and administrative	82,688	27,479	110,167
Depreciation	922	1,355	2,277
Total	409,018	118,846	527,864
Operating income	$1,665	$9,439	$11,104
Total assets	$547,067	$126,885	$673,952
Capital expenditures	$599	$1,332	$1,931

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	39 Weeks Ended October 27, 2012
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$845,502	$337,447	$1,182,949
Lawn and garden	306,420	15,669	322,089
Tools and paint	148,988	10,087	159,075
Other	102,308	56,024	158,332
Total	1,403,218	419,227	1,822,445
Costs and expenses
Cost of sales and occupancy	1,066,728	298,619	1,365,347
Selling and administrative	287,400	80,631	368,031
Depreciation	2,423	4,392	6,815
Total	1,356,551	383,642	1,740,193
Operating income	$46,667	$35,585	$82,252
Total assets	$648,341	$143,358	$791,699
Capital expenditures	$1,785	$3,739	$5,524

	39 Weeks Ended October 29, 2011
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$776,031	$313,320	$1,089,351
Lawn and garden	342,276	19,095	361,371
Tools and paint	155,875	6,293	162,168
Other	104,596	35,690	140,286
Total	1,378,778	374,398	1,753,176
Costs and expenses
Cost of sales and occupancy	1,100,179	264,345	1,364,524
Selling and administrative	264,567	74,176	338,743
Depreciation	2,922	4,036	6,958
Total	1,367,668	342,557	1,710,225
Operating income	$11,110	$31,841	$42,951
Total assets	$547,067	$126,885	$673,952
Capital expenditures	$1,523	$4,604	$6,127
NOTE 8—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures about Fair Value Measurements
In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited combined financial statements, including the notes thereto, included in the Registration Statement, reflecting the combined Hometown and Outlet businesses of Sears Holdings.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of October 27, 2012, we and our dealers and franchisees operated 1,237 stores across all 50 states and Puerto Rico, Guam and Bermuda. In the third quarter of 2012, the Company opened 14 new stores and closed 5 stores.
In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery and extended service contracts.
Our Hometown and Hardware stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the particular format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than manufacturers' suggested retail prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products across a broad assortment of merchandise categories, including home appliances, lawn and garden equipment, apparel, mattresses, sporting goods and tools.
As of October 27, 2012, Hometown consisted of 1,111 stores as follows:

•
941 Sears Hometown Stores—Primarily independently owned stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
90 Sears Hardware Stores—Hardware stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products. 85 of these locations also offer a selection of Kenmore and other national brands of home appliances.

•	80 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of October 27, 2012, Hometown operated through 942 dealer-operated stores, 110 franchisee-operated stores and 59 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the stores to operate according to the Company’s standards. Stores must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising, promotional and marketing materials and imposes certain advertising requirements on the owners. The Company establishes selling prices of the merchandise and establishes a common commission structure for independently owned stores. Because the merchandise is procured and owned by the Company, we maintain general inventory risk (with specific exceptions) before the completion of the customer purchase, and upon merchandise return by the customer, if any. In addition, because each transaction is recorded in the Company’s point of sale system, we maintain the credit risk. Store owners are paid a commission for the merchandise they sell and the services they provide.

Independent owners predominately exercise control over the day-to-day operations of the store, including supervising management and employees and making capital decisions.
The primary difference between independently owned stores and Company-owned stores is that the Company is responsible for occupancy and payroll costs associated with Company-owned stores. Independent store owners are responsible for the occupancy costs in their stores and the payroll of their employees.
In the normal course of business stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer or franchisee. When a dealer or franchisee is exiting a location, the Company may take over the operation of a store, generally on an interim basis until the location can be transferred to a new dealer or franchisee. At any given time, the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

stores are not included in our count of Company-operated locations due to the expected short-term nature of transition operation.
Due to the new stores we develop and then transfer to franchisees, as well as any of the existing base of Company-operated stores that are transferred to franchisees, the Company has recorded Initial Franchise Revenue in each fiscal quarter of 2012 and 2011. Both the number of store locations transferred in a period, and the revenue recorded on those transfers, is highly variable. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential dealers and franchisees in acquiring store locations and economic factors specific to our major product categories, such as appliances, which impact the expected returns on new store development and the number of Company-operated locations available for transfer.
As of October 27, 2012, Outlet consisted of 126 Sears Outlet stores. Historically, all of the Company's Outlet stores have been Company-operated.
Impacts from Our Separation from Sears Holdings
Following the Separation, we have operated as a publicly traded company independent from Sears Holdings, which has, and will have, a range of impacts on our operations:
General Administrative and Separation Costs. Prior to the Separation, the Hometown and Hardware and Outlet businesses used a variety of services provided by Sears Holdings including treasury, accounting, tax, legal, and other services, and Sears Holdings allocated to the Hometown and Hardware and Outlet businesses the costs of payroll, employee benefits and other payroll-related items. Sears Holdings also provided other corporate functions such as senior management and centrally managed employee benefit arrangements. During 2011 Sears Holdings allocated to the pre-Separation Hometown and Hardware and Outlet businesses for services a total of $5.5 million in the third quarter and $15.2 million in the first three quarters. For the third quarter of 2012 and the first three quarters of 2012 the combination of Sears Holdings' allocations to the pre-Separation Hometown and Hardware and Outlet businesses for services and post-Separation charges to the Company for services totaled $6.7 million and $14.6 million, respectively. The pre-Separation allocations during 2011 and 2012 might not be indicative of the actual level of expense that we would have incurred during the first three quarters of 2011 and the first three quarters of 2012 had we operated the pre-Separation Hometown and Hardware and Outlet businesses during those periods as a publicly traded company independent from Sears Holdings. Also, such expenses may not be indicative of the actual level of charges that we will incur in the future as a publicly traded company independent from Sears Holdings.
We will incur increased costs as a result of having become, and maintaining our status as, a publicly traded company independent from Sears Holdings. As an independent public company, we have incurred, and will continue to incur, incremental costs to support our businesses, including management personnel, legal, finance, and human resources costs.
Prior to the Separation, we entered into various agreements with Sears Holdings that, among other things, (1) govern the principal transactions relating to the Separation and aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us and (3) establish terms pursuant to which subsidiaries of Sears Holdings are obtaining merchandise for us (collectively, the “Separation Transactions”).
We anticipate that in future quarters our quarterly costs, relative to costs in comparable pre-Separation quarters, will be approximately $3.0 million to $5.0 million higher, including public company costs, costs of operating separately from Sears Holdings, incremental costs resulting from the Separation, and the costs for staffing and operating adjustments to support growth in our businesses.
Seasonality

We believe that our business is less seasonal than many other retailers because consumer purchases of our primary categories of appliances, tools, and lawn and garden generally do not occur disproportionately in the fourth quarter holiday sales season. The third quarter is historically our seasonally weakest sales quarter, and the second quarter, when lawn and garden sales are traditionally highest, is historically our seasonally strongest sales quarter.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 39 weeks ended October 27, 2012 and October 29, 2011.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

	13 Weeks Ended		39 Weeks Ended
Thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	$556,903	$538,968	$1,822,445	$1,753,176
COSTS AND EXPENSES
Cost of sales and occupancy	418,490	415,420	1,365,347	1,364,524
Gross margin dollars	138,413	123,548	457,098	388,652
Margin rate	24.9%	22.9%	25.1%	22.2%
Selling and administrative	122,054	110,167	368,031	338,743
Selling and administrative expense as a percentage of net sales	21.9%	20.4%	20.2%	19.3%
Depreciation	2,282	2,277	6,815	6,958
Total costs and expenses	542,826	527,864	1,740,193	1,710,225
Operating income	14,077	11,104	82,252	42,951
Interest income (expense)	(70)	117	(111)	(1,508)
Other income	382	90	968	227
Income before income taxes	14,389	11,311	83,109	41,670
Income tax expense	(5,629)	(4,497)	(32,689)	(16,518)
NET INCOME	$8,760	$6,814	$50,420	$25,152
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
In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as for executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

	13 Weeks Ended		39 Weeks Ended
thousands	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$8,760	$6,814	$50,420	$25,152
Income tax expense	5,629	4,497	32,689	16,518
Other income	(382)	(90)	(968)	(227)
Interest expense (income)	70	(117)	111	1,508
Operating income	14,077	11,104	82,252	42,951
Depreciation	2,282	2,277	6,815	6,958
Store closing charges and severance costs (1)	—	401	797	5,011
Adjusted EBITDA	$16,359	$13,782	$89,864	$54,920

(1)	See Note 5 to our Condensed Consolidated Financial Statements included herein.
13-Week Period ended October 27, 2012 Compared to the 13-Week Period Ended October 29, 2011
Net Sales

Net sales in the third quarter of 2012 increased $17.9 million, or 3.3%, to $556.9 million from the third quarter of 2011.
This increase was driven primarily by a 3.1% increase in comparable store sales. New Outlet stores (net of closures), apparel liquidation revenues, protection agreement sales and delivery revenues also contributed to sales growth, partially offset by lower Initial Franchise Revenues and Hometown closed stores (net of new stores). The comparable store sales increase of 3.1% was comprised of a 4.4% increase in Hometown and a 0.8% decrease in Outlet. The 3.1% increase was primarily driven by higher sales of home appliances in Hometown due to pricing, promotion and margin optimization strategies, and improved assortments. Also contributing to the increase in comparable store sales were increased sales of tools and mattresses across both Hometown and Outlet that resulted from assortment expansion in those categories. Partially offsetting these increases were declines in lawn and garden due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to de-emphasize the category.
Gross Margin

Gross margin was $138.4 million, or 24.9% of net sales, in the third quarter of 2012, as compared to $123.5 million, or
22.9% of net sales, in the third quarter of 2011. The 200 basis point increase in gross margin rate was primarily driven by improved delivery income and lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores partially offset by lower Initial Franchise Revenues. Higher margins on Hometown merchandise sales were largely offset by lower margins on merchandise sales and apparel liquidation in Outlet.
Selling and Administrative Expenses

Selling and administrative expenses increased to $122.1 million, or 21.9% of net sales, in the third quarter of 2012 from
$110.2 million, or 20.4% of net sales, in the prior year quarter. The increase was primarily due to higher owner commissions in Hometown, mainly related to the conversion of Company-operated stores to franchisee-operated stores. This increase was partially offset by a decrease in payroll and benefits which also resulted from these conversions. As a result of the Separation our financial results for the third quarter of 2012 reflect the increased administrative costs from operating as a separate public company for a portion of the fiscal quarter.

Operating Income
We recorded operating income of $14.1 million and $11.1 million in the third quarters of 2012 and 2011, respectively. The $3.0 million increase in operating income was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.
Income Taxes
Income tax expense of $5.6 million and $4.5 million was recorded in the third quarters of 2012 and 2011, respectively. The effective tax rate was 39.1% and 39.8% in the third quarter of 2012 and 2011, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Net Income
We recorded net income of $8.8 million for the third quarter of 2012 as compared to $6.8 million for the prior year quarter. The increase in net income was primarily attributable to the factors discussed above.
39-Week Period ended October 27, 2012 Compared to the 39-Week Period Ended October 29, 2011
Net Sales
Net sales in the first three quarters of 2012 increased $69.3 million, or 4.0%, to $1.8 billion from the first three quarters of 2011. Net sales increased primarily as a result of a 0.9% increase in comparable store sales, new stores (net of closures), apparel liquidation revenues, increased Initial Franchise Revenues and delivery revenues. The 0.9% comparable store sales increase, comprised of increases of 1.0% in Hometown and 0.6% in Outlet, was driven primarily by higher sales of home appliances in Hometown due to pricing, promotion and margin optimization strategies, and improved assortments. Also contributing to the increase were tools and mattresses across both Hometown and Outlet that resulted from assortment expansion in those categories and increases in Outlet apparel. Partially offsetting these increases were declines in lawn and garden sales due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to de-emphasize the category.
Gross Margin
Gross margin was $457.1 million, or 25.1% of net sales, in the first three quarters of 2012, as compared to $388.7 million, or 22.2% of net sales, in the first three quarters of 2011. The 290 basis point increase in gross margin rate was primarily driven by improved delivery income, higher apparel liquidation income, lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, higher Initial Franchise Revenues and higher margins on Hometown merchandise sales. These increases were partially offset by lower margins on merchandise sales in Outlet.
Selling and Administrative Expenses
Selling and administrative expenses increased to $368.0 million, or 20.2% of net sales, in the first three quarters of 2012 from $338.7 million, or 19.3% of net sales, in the first three quarters of the prior year. The increase was primarily due to a higher number of Outlet stores and higher owner commissions in Hometown mainly related to the conversion of Company-operated stores to franchisee-operated stores. This increase was partially offset by a decrease in payroll and benefits which also resulted from these conversions.
Operating Income
We recorded operating income of $82.3 million and $43.0 million in the first three quarters of 2012 and 2011, respectively. The $39.3 million increase in operating income was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

Income Taxes
Income tax expense of $32.7 million and $16.5 million was recorded in the first three quarters of 2012 and 2011, respectively. The effective tax rate was 39.3% and 39.6% in the first three quarters of 2012 and 2011, respectively.
Net Income
We recorded net income of $50.4 million and $25.2 million for the first three quarters of 2012 and 2011, respectively. The increase in net income was primarily attributable to the factors discussed above.
Business Segment Results
Hometown
Hometown results and key statistics were as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$414,985	$410,683	$1,403,218	$1,378,778
Comparable store sales %	4.4%	(4.5)%	1.0%	(5.3)%
Cost of sales and occupancy	316,820	325,408	1,066,728	1,100,179
Gross margin dollars	98,165	85,275	336,490	278,599
Margin rate	23.7%	20.8%	24.0%	20.2%
Selling and administrative	94,149	82,688	287,400	264,567
Selling and administrative expense as a percentage of net sales	22.7%	20.1%	20.5%	19.2%
Depreciation	797	922	2,423	2,922
Total costs and expenses	411,766	409,018	1,356,551	1,367,668
Operating income	$3,219	$1,665	$46,667	$11,110
Total Hometown stores			1,111	1,121
13-Week Period ended October 27, 2012 Compared to the 13-Week Period Ended October 29, 2011
Net Sales
Hometown net sales increased $4.3 million, or 1.0%, to $415.0 million in the third quarter of 2012 from $410.7 million in the third quarter of 2011. The increase was primarily due to a 4.4% increase in comparable store sales and higher revenues in delivery and protection agreements partially offset by a decrease in Initial Franchise Revenues and store closures (net of new stores). The comparable store sales increase was driven by pricing, promotion and margin optimization strategies, improved assortments in home appliances and category expansion in tools and mattresses. These increases were partially offset by declines in lawn and garden resulting from drought conditions experienced in large portions of the U.S. and consumer electronics resulting from our strategy to de-emphasize the category.
Gross Margin
Gross margin was $98.2 million, or 23.7% of net sales in the third quarter of 2012, as compared to $85.3 million, or 20.8% of net sales, in the prior year quarter. The 290 basis point improvement in gross margin rate over the prior year quarter was driven primarily by lower occupancy expenses from the conversion of Company-operated stores to franchisee-operated stores, a higher margin rate on merchandise sales and lower free-delivery promotional expense partially offset by lower Initial Franchise Revenues. The higher margin rate on merchandise sales is due to a greater contribution of home appliance sales combined with increased margin rates in the lawn and garden and mattresses categories.
Selling and Administrative Expenses
Selling and administrative expenses increased to $94.1 million, or 22.7% of net sales, in the third quarter of 2012 from $82.7 million, or 20.1% of net sales, in the prior year quarter. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores. This increase was partially offset by a decrease in payroll and benefits which also resulted from these conversions.
Operating Income
We recorded operating income of $3.2 million and $1.7 million in the third quarter of 2012 and 2011, respectively. The overall increase in operating income of $1.5 million was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.
39-Week Period ended October 27, 2012 Compared to the 39-Week Period Ended October 29, 2011
Net Sales
Hometown net sales increased $24.4 million, or 1.8%, to $1.4 billion in the first three quarters of 2012. The increase was primarily due to a 1.0% increase in comparable store sales, increased Initial Franchise Revenues and delivery revenues. The comparable store sales increase was driven primarily by pricing, promotion and margin optimization strategies, and improved assortments in home appliances. Assortment expansion in the tools and mattresses categories also contributed to the increase.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Partially offsetting these increases were declines in lawn and garden due to drought conditions experienced in large portions of the U.S. and consumer electronics resulting from our strategy to de-emphasize the category.
Gross Margin
Gross margin was $336.5 million, or 24.0% of net sales in the first three quarters of 2012, as compared to $278.6 million, or 20.2% of net sales, in the first three quarters of the prior year. The 380 basis point improvement in gross margin rate over the prior year quarter was driven primarily by lower occupancy expenses from the conversion of Company-operated stores to franchisee-operated stores, higher Initial Franchise Revenues, a higher margin rate on merchandise sales and lower free-delivery promotional expense. The higher margin rate on merchandise sales is due to a larger contribution of home appliance sales combined with increased margin rates in the home appliances and lawn and garden categories.
Selling and Administrative Expenses
Selling and administrative expenses increased to $287.4 million, or 20.5% of net sales, in the first three quarters of 2012 from $264.6 million, or 19.2% of net sales, in the prior year. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores. This increase was partially offset by a decrease in payroll and benefits which also resulted from these conversions.
Operating Income
We recorded operating income of $46.7 million and $11.1 million in the first three quarters of 2012 and 2011, respectively. The overall increase in operating income of $35.6 million was driven by the increase in net sales and the above-noted increase in gross margin rate partially offset by an increase in selling and administrative expenses.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$141,918	$128,285	$419,227	$374,398
Comparable store sales %	(0.8)%	12.2%	0.6%	7.3%
Cost of sales and occupancy	101,670	90,012	298,619	264,345
Gross margin dollars	40,248	38,273	120,608	110,053
Margin rate	28.4%	29.8%	28.8%	29.4%
Selling and administrative	27,905	27,479	80,631	74,176
Selling and administrative expense as a percentage of net sales	19.7%	21.4%	19.2%	19.8%
Depreciation	1,485	1,355	4,392	4,036
Total costs and expenses	131,060	118,846	383,642	342,557
Operating income	$10,858	$9,439	$35,585	$31,841
Total Outlet stores			126	118

13-Week Period ended October 27, 2012 Compared to the 13-Week Period Ended October 29, 2011
Net Sales
Outlet net sales increased $13.6 million, or 10.6%, to $141.9 million in the third quarter of 2012 from $128.3 million in the third quarter of 2011. The increase was primarily due to new store openings (net of closures), higher apparel liquidation revenues and higher delivery revenues partially offset by a 0.8% decrease in comparable store sales. Since the third quarter of 2011, we opened 8 new Outlet stores (net of closures) which resulted in an increase in net sales of approximately $9.0 million. The decrease in comparable store sales for 2012 was primarily driven by declines in lawn and garden due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to de-emphasize the category.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

These decreases were partially offset by increases in tools and mattresses which resulted from assortment expansion in those categories. Home appliance comparable store sales were flat for the quarter.
Gross Margin
Gross margin was $40.2 million, or 28.4% of net sales in the third quarter of 2012, as compared to $38.3 million, or 29.8% of net sales in the prior year quarter. Total gross margin dollars increased $1.9 million in the third quarter of 2012 due to the increase in net sales partially offset by the above-noted decrease in gross margin rate. Margin rate decreased 140 basis points in the third quarter of 2012 compared to the prior year quarter primarily due to lower margins on merchandise sales and apparel liquidation partially offset by higher delivery income. The lower margin rates on merchandise sales were primarily due to lower receipts of higher margin "sold as-is" home appliances partially offset by a shift in the balance of sales to higher margin categories such as apparel and mattresses.
Selling and Administrative Expenses
Selling and administrative expenses increased to $27.9 million in the third quarter of 2012 from $27.5 million in the prior year quarter. Selling and administrative expenses as a percentage of net sales decreased to 19.7% of net sales in the third quarter of 2012 from 21.4% of net sales in the third quarter of 2011 primarily due to a lower payroll and benefits rate.

Operating Income
We recorded operating income of $10.9 million and $9.4 million in the third quarter of 2012 and 2011, respectively. The increase in operating income of $1.5 million was driven by the increase in net sales partially offset by the above-noted decrease in gross margin rate and an increase in selling and administrative expenses.
39-Week Period ended October 27, 2012 Compared to the 39-Week Period Ended October 29, 2011
Net Sales
Outlet net sales increased $44.8 million, or 12.0%, to $419.2 million in the first three quarters of 2012 from $374.4 million in the first three quarters of 2011. The increase was primarily due to new store openings, higher delivery revenues, apparel liquidation revenues and a 0.6% increase in comparable store sales. Assortment expansion in tools and mattresses, sales increases in stores that carry apparel and an increase in the number of stores that carry apparel contributed to comparable store sales increases in these categories. Partially offsetting these increases were declines in lawn and garden due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to de-emphasize the category.
Gross Margin
Gross margin was $120.6 million, or 28.8% of net sales in the first three quarters of 2012, as compared to $110.1 million, or 29.4% of net sales in the first three quarters of the prior year. Total gross margin dollars increased $10.5 million in the first three quarters of 2012 due to the increase in net sales partially offset by the above-noted decline in gross margin rate. Margin rate decreased 60 basis points in the first three quarters of 2012 compared to the prior year primarily due to lower gross margin rates on merchandise sales partially offset by higher apparel liquidation and delivery income. The lower margin rates on merchandise sales were primarily due to lower receipts of higher margin "sold as-is" home appliances partially offset by a shift in the balance of sales to higher margin categories such as apparel and mattresses.
Selling and Administrative Expenses
Selling and administrative expenses increased to $80.6 million in the first three quarters of 2012 from $74.2 million in the prior year primarily due to a higher number of Outlet stores. Selling and administrative expenses as a percentage of net sales decreased to 19.2% of net sales in the first three quarters of 2012 from 19.8% of net sales in the first three quarters of 2011 primarily due to a lower payroll and benefits rate.
Operating Income
We recorded operating income of $35.6 million and $31.8 million in the first three quarters of 2012 and 2011, respectively. The increase in operating income of $3.8 million was driven by the increase in net sales partially offset by the above-noted decrease in gross margin rate and an increase in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Analysis of Financial Condition
Cash Balances
We had cash balances of $21.8 million as of October 27, 2012, $0.7 million as of October 29, 2011 and $0.7 million as of January 28, 2012.
For the first three quarters of 2012, we financed our operations and investments primarily with cash generated from operations. Our primary need for liquidity is to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the first three quarters of 2012, cash provided by operating activities was $93.3 million as compared to $13.1 million in the first three quarters of 2011. The improvement in operating cash flows predominately relates to improvements in net income and lower working capital requirements. The lower working capital requirements primarily resulted from more favorable terms with Sears Holdings after the Separation.
Total merchandise inventories were $429.4 million at October 27, 2012 and $417.9 million at October 29, 2011. Merchandise inventories for Hometown increased from $329.2 million at October 29, 2011 to $337.4 million at October 27, 2012 primarily due to assortment expansion and the timing of holiday purchases. Merchandise inventories for Outlet increased from $88.7 million at October 29, 2011 to $92.0 million at October 27, 2012 primarily due to the increase in the number of Outlet stores.
We obtain our merchandise through agreements with Sears Holdings or through vendors. In the first three quarters of 2012, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 88% of total purchases of all inventory from all vendors. The loss of or a material reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
In addition, our vendor arrangements generally are not long-term agreements (except the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends on maintaining good relations with our existing vendors and developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, merchandise inventory from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $5.5 million for the first three quarters of 2012 compared to $6.1 million for the first three quarters of 2011. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $66.6 million for the first three quarters of 2012 compared to $7.0 million for the first three quarters of 2011. The increase of $59.6 million in cash used in financing activities in 2012 from 2011 was due to a $100 million cash dividend paid to Sears Holdings at the time of the Separation and $12.3 million related to the settlement of net payables due to Sears Holdings at the time of the Separation. We drew $100 million on our Senior ABL Facility to fund the dividend to Sears Holdings. The outstanding balance had been reduced to $47.1 million as of October 27, 2012.
Financing Arrangements
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of October 27, 2012, we had $47.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of October

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

27, 2012 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 27, 2012 was $198.0 million with $3.4 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments
The Senior ABL Facility will mature on the earlier of (i) October 11, 2017 or (ii) six months prior to the expiration of the Merchandising Agreement and the other agreements with Sears Holdings or its subsidiaries in connection with the Separation that are specified in the Senior ABL Facility, unless such agreements have been extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.
The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.
Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in certain assets of the borrowers and guarantors consisting primarily of accounts receivable, inventory, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter. The interest rate was 4.50% at October 27, 2012.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to our capital stock (other than the $100 million dividend paid to Sears Holdings prior to the Separation), make prepayments on other indebtedness, engage in mergers or change the nature of our business.
In addition, until October 11, 2013 we cannot permit availability (as determined in accordance with the Senior ABL Facility) to be less than the Minimum Amount.  Also, if at any time after October 11, 2013 availability becomes less than the Minimum Amount, and while availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on availability, neither of these requirements was in effect at October 27, 2012.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of October 27, 2012, we had cash and cash equivalents of $21.8 million. As a result, we expect to fund our ongoing operations through cash generated by operating activities and availability under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of October 27, 2012 and October 29, 2011 were $2.4 million and $4.6 million, respectively.
Off-Balance Sheet Arrangements
As of October 27, 2012, we had no off-balance sheet arrangements as defined in item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Recent Accounting Pronouncements
See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 9 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include without limitation information concerning our future financial performance, business strategy, plans, goals and objectives.
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
The following factors, among others, could cause our actual results, performance or achievements to differ from those set forth in the forward-looking statements:

•	our continued reliance on Sears Holdings for most products and services that are important to the successful operation of our business;

•	our continuing dependence on Sears Holdings subsequent to the Separation, and our potential need to depend on Sears Holdings beyond the expiration of certain of our agreements with Sears Holdings;

•	our ability to offer merchandise and services that our customers want, including those under the Kenmore, Craftsman, and DieHard brands.

•	the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with the Kenmore, Craftsman and DieHard brands;

•	our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	competitive conditions in the retail industry;

•
worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•
the fact that our past performance generally, as reflected in on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity;

•
the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits that were associated with having been wholly owned by Sears Holdings and its subsidiaries;

•
our agreements related to the rights offering and Separation Transactions and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received different terms from unaffiliated third parties;

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 27, 2012 and October 29, 2011

•	limitations and restrictions in the Senior ABL Facility and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on independent dealers and franchisees to operate our stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the U.S. for significant amounts of our merchandise;

•	impairment charges for goodwill or fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate and retain key executives and other employees;

•	the impact of increased costs associated with being a public company;

•	our ability to maintain effective internal controls as a public company;

•	our ability to realize the benefits that we expect to achieve from the Separation;

•	low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert control over us.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including our "Risk Factors," that are included in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to interest rate risk associated with our Senior ABL Facility, which requires us to pay interest on outstanding borrowings at variable rates. Assuming our Senior ABL Facility were fully drawn in principal amount equal to $250 million, each one percentage point change in interest rates payable with respect to the Senior ABL Facility would result in a $2.5 million change in annual cash interest expense with respect to our Senior ABL Facility.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEARS HOMETOWN AND OUTLET STORES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are subject to various legal claims, including those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and any proceedings, claims or regulatory actions against us, whether meritorious or not, may be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially.
Item 1A. Risk Factors
You should carefully consider the risks described in “Risk Factors” beginning on page 30 of the Registration Statement. These risks could materially affect our business, consolidated results of operations or financial condition. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information” above and the risks to our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 30, 2012

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Bylaws of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641) (the “8-K”)).
10.1
Credit Agreement, dated as of October 11, 2012, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, as borrowers; Sears Hometown and Outlet Stores, Inc., as parent; Bank of America, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto, as lenders; CIT Finance LLC, as Syndication Agent; and Barclays Bank PLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the 8-K).

10.2
Guaranty and Security Agreement dated as of October 11, 2012, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto; and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the 8-K).

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income (Unaudited) for the 13 and 39 Weeks Ended October 27, 2012 and October 29, 2011; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at October 27, 2012, October 29, 2011 and January 28, 2012; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 27, 2012 and October 29, 2011; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 39 Weeks Ended October 27, 2012 and October 29, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited). [Filed herewith]

* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.