Form 10-K
period 2013-02-02
Sears Hometown & Outlet Stores, Inc.
filed 2013-04-02
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE 53 WEEKS ENDED FEBRUARY 2, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On the last business day of the registrant's most recently completed second fiscal quarter the registrant was a wholly owned subsidiary of Sears Holdings Corporation, and on that date none of the registrant's common stock was held by non-affiliates.
As of April 1, 2013, the registrant had 23,100,000 common shares, $0.01 par value, outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 14, 2013 (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.

Part I
Item 1. Business
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools and hardware. As of February 2, 2013, we and our dealers and franchisees operated 1,245 stores across all 50 states, Puerto Rico and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery, installation and extended service contracts.

We recently became an independent public company following our separation from Sears Holdings Corporation ("Sears Holdings"). On August 31, 2012 through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to Sears Hometown and Outlet Stores, Inc. (“SHO,” “our company,” the “Company,” “we,” “our,” or “us”), which was formed on April 23, 2012 as a wholly owned subsidiary of Sears Holdings. Sears Holdings then distributed to the holders of its common stock as of September 7, 2012 transferable subscription rights to purchase all of SHO's outstanding shares of common stock (the “Rights”). On October 11, 2012 Sears Holdings completed the separation of SHO by distributing all of its outstanding shares of common stock to those persons who had exercised the Rights (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own any shares of SHO's common stock, and thereafter SHO's common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
We operate through two segments—the Sears Hometown and Hardware segment ("Hometown") and the Sears Outlet segment ("Outlet"). Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the particular store. Our Outlet stores are designed to provide in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively “outlet-value products” across a broad assortment of merchandise categories, including home appliances, apparel, mattresses and lawn and garden equipment at prices that are significantly lower than manufacturers’ suggested retail prices. See Note 8 to our Consolidated Financial Statements for further information.
Hometown
As of February 2, 2013, we and our dealers and franchisees operated a total of 1,118 Sears Hometown and Hardware stores located across all 50 states, Puerto Rico and Bermuda.
The majority of our Hometown stores are based on either an authorized dealer model or a franchise model under which, in most cases, independent owners operate the stores and SHO provides brand and marketing support and inventory on consignment. The dealer or franchisee earns a commission based on net sales of the inventory when sold. We also authorize the dealer or franchisee to sell post-sale services, including product protection programs.
Our Hometown segment operates through three distinct formats: Sears Hometown Stores (“Hometown Stores”), Sears Hardware Stores (“Hardware Stores”), and Sears Home Appliance Showrooms (“Home Appliance Showrooms”).

•
Hometown Stores. Our Hometown Stores offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears brand products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (collectively, the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve markets that may not support a full-service big-box retailer. As of February 2, 2013, there were 943 Hometown Stores in all 50 states, Puerto Rico and Bermuda. 942 of these stores are operated by independent dealers and one store is operated by us. The KCD Marks are owned by subsidiaries of Sears Holdings.

•
Hardware Stores. Our Hardware Stores offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products. In addition, these stores offer certain proprietary in-store services, such as blade sharpening, key cutting and screen repair, as well as products typically found in local hardware stores, such as fasteners, electrical supplies and plumbing supplies. Hardware Stores average nearly 28,000 square feet in size, are primarily located in suburban markets and are positioned as neighborhood stores designed to appeal to convenience-oriented customers. These stores carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products. As of February 2, 2013, there were 90 Hardware Stores in 16 states, 87 of which also carry a selection of Kenmore and other national brands of home appliances. 57 of these stores are operated by franchisees, and the remaining 33 stores are operated by us.

•
Home Appliance Showrooms. Our Home Appliance Showrooms offer home appliances and related services in stores primarily located in strip malls and lifestyle centers of metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by big-ticket cooking, laundry and refrigeration home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of February 2, 2013, there were 85 Home Appliance Showrooms in 22 states. 56 of these stores are operated by franchisees, 27 stores are operated by us and two are operated by independent dealers.

In 2012, revenue from our Sears Hometown and Hardware segment was $1.9 billion.
Outlet
Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, apparel, mattresses, lawn and garden equipment, tools, sporting goods and televisions, and at prices that are significantly lower than manufacturers’ suggested retail prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2012, Outlet’s most significant merchandise category was home appliances, which made up 80% of our Outlet sales revenue. Outlet-value products are generally covered by a manufacturer’s warranty. Outlet Stores also offer a full suite of product protection plans and services options. As of February 2, 2013, Outlet operated 127 locations, of which 97 were retail-only stores, 25 were retail stores with onsite repair facilities, and five were retail apparel stores. Outlet also sells its product through our website, www.searsoutlet.com. Historically the company has operated all of our Outlet Stores. Recently we entered into a franchise agreement to franchise three existing Outlet Stores for an initial term of ten years, with the right of the franchisee to renew the franchise agreement for five years subject to the franchisee's satisfaction of renewal conditions specified in the franchise agreement. The franchise agreement provides both parties may cancel the franchise agreement prior to August 24, 2013. No revenue will be recorded under the franchise agreement, and we will continue to list these stores as company operated until the earlier of August 24, 2013 or a date when both parties have agreed to waive their cancellation right.
In 2012, revenue from our Outlet segment was $564 million.
Competition
Hometown
The Hometown business is subject to highly competitive conditions, with varying levels of competition within each store’s trade area. Hometown Stores and Hardware Stores compete with a wide variety of retailers handling similar lines of merchandise, including department stores, discounters, mass merchandisers, specialty retailers, wholesale clubs, and many other competitors operating on a national, regional or local level. Hometown Stores and Hardware Stores also compete with online and catalog businesses that have similar merchandise offerings. Home Appliance Showroom Stores compete with all of the previously listed competitors, to the extent that they carry home appliances.
The key national competitors of the Hometown Stores, the Hardware Stores and the Home Appliance Showroom Stores are The Home Depot, Best Buy and Lowe’s, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores and the Home Appliance Showrooms. Subsidiaries of Sears Holdings offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores and the Home Appliance Showrooms. We believe that, historically, the Hometown Stores, the Hardware Stores and the Home Appliance Showroom Stores generally have not competed significantly with the stores operated by Sears Holdings’ subsidiaries. As our Hometown business grows by opening new stores, entering new trade areas, and expanding our merchandise offerings (for example, our recent increased emphasis on mattresses), the level of competition between the Hometown Stores, the Hardware Stores and the Home Appliance Showrooms and the stores operated by Sears Holdings' subsidiaries may increase. In addition to being the principal merchandise vendor for the Hometown business, Sears Holdings also continues to provide e-commerce services and support to SHO, and online sales by Sears Holdings’ subsidiaries that do not originate, or that do not involve merchandise pick up, in physical stores may compete with the e-commerce activity of the Hometown business.
We believe that the key differentiating factors between competitors operating in this industry include price, product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to credit, product delivery, repair and installation.

Outlet
The Outlet business unit operates in the highly fragmented outlet-value retail industry, in which big-box competitors are at one end of the spectrum and locally owned appliance dealers are at the other end. The Outlet business’s direct competition has been comprised largely of established local appliance outlet retailers and emerging national big-box concept stores, as well as online retailers, that sell outlet-value appliances.
The key national competitors of the Outlet Stores, some of which provide similar outlet-value products at comparable prices, are The Home Depot, Lowe’s and HH Gregg. In addition, as we continue to expand our product lines into categories such as mattresses and apparel we expect to face additional competition from other discount retailers that focus on those product categories. While stores operated by subsidiaries of Sears Holdings provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are value-price sellers of primarily distressed, refurbished, and marked-out-of-stock merchandise, which merchandise the stores operated by Sears Holdings' subsidiaries generally do not sell in what we believe is significant volume to consumers. Consequently, we believe that, historically, the Outlet Stores have not competed significantly with the stores operated by subsidiaries of Sears Holdings. As our Outlet business grows by opening new stores, franchising new and existing stores, entering new trade areas, and expanding our merchandise offerings (for example, our recent increased emphasis on mattresses), the level of competition between the Outlet Stores and the stores operated by Sears Holdings' subsidiaries may increase.
We believe that the key differentiating factor between competitors operating in this industry is price. Other factors include product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to credit and product delivery.
Our Strengths
We believe that our competitive strengths are the following:
Our stores carry a wide variety of well-known, brand-name merchandise.
We offer our customers a broad selection of products, including well-known consumer brand names such as Kenmore, Craftsman and DieHard, and we strive to offer high in-stock levels. A typical Hometown Store offers a selection of products similar to department stores, discounters, mass merchandisers and wholesale clubs and carries more types of products than specialty retailers and smaller independent appliance and hardware stores. This ability to offer a wide variety of well-known, consumer brand name merchandise enables us to remain competitive in our markets and to continue to attract customers.
We operate across the nation through distinctly tailored store formats.
Our different store formats are targeted to the markets in which they compete. Our Hometown Stores offer customers in more rural communities a wide variety of merchandise. In those markets, we compete against larger national or regional big-box stores on the basis of the convenient shopping experience we provide, and we compete against local independent stores based on our product offerings and competitive pricing.

Our Hardware Stores are located in neighborhood centers in suburban areas where customers can fulfill their hardware, lawn and garden and, in certain stores, home appliance needs. These stores compete against larger warehouse home centers and smaller local hardware stores by offering a broad assortment of products, convenient outlets and personalized customer assistance.
Our Home Appliance Showrooms are appealing display floors in metropolitan markets where we compete with big-box retailers by offering a high service model, a wide assortment of brand-name home appliances, significant online and multichannel capabilities and convenient locations. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. To accommodate the lifestyles of our metropolitan customers, we also provide after-hours showings by appointment.
Our Outlet Stores offer customers a wide range of outlet-value products at over 120 locations across the United States and Puerto Rico. Our Outlet Stores differentiate themselves from their competitors by providing a wide range of outlet-value brand-name products, including Kenmore, Whirlpool®, LG and Samsung products, at prices that are significantly lower than manufacturers’ suggested retail prices.
In addition, SHO has stores located in all 50 states as well as Puerto Rico and Bermuda, without any concentration in one particular region or market. The ability to generate revenues with a wide variety of products across a diversified mix of regions and trade areas positions us to be able to take advantage of opportunities as they arise.

Our Hometown Stores, Hardware Stores and Home Appliance Showrooms are primarily operated by dealers or franchisees, which allows us to leverage the knowledge, experience and capital of our dealers and franchisees.
Our Hometown Stores are primarily owned and operated by individual dealers and the majority of our Home Appliance Showrooms and Hardware Stores are operated by franchisees. Under both our dealer model and our franchise model, SHO provides inventory (on a consignment basis), branding and marketing to the stores and the dealer or franchisee is responsible for start-up costs, lease payments and other operating costs including payroll. This model allows us to leverage the entrepreneurial spirit of our dealers and franchisees and their local trade-area knowledge to better serve their customers. In addition, our franchise model frees up capital and enables us to focus on strategic planning, including store growth, marketing and pricing strategies. We regularly evaluate the performance of franchised and dealer stores and require compliance with established customer service guidelines.
Our Outlet Stores are a leading liquidation channel of value-priced home appliances.
As one of the nation’s largest chain retailers of outlet-value home appliances, our Outlet business has become increasingly relevant to major appliance vendors as a liquidation channel of outlet-value appliances.
Our Strategy
We plan to continue to enhance our competitive position, grow our business and increase our net sales and profitability by implementing the following strategies:
Expand Product Assortment and Optimize Services Offering. We strive to provide customers complete solutions for their home appliance, hardware and other related home needs. We are constantly evaluating other merchandise categories and types of services to enhance our product and service offerings and to create cross-selling opportunities for adjacent products and services. For example, our initiatives to increase product offerings include expanding into apparel in our Outlet Stores and mattresses in our Home Appliance Showrooms.
Promote Customer Growth through Enhanced Marketing, Improved Customer Experience and Integrated Multi-Channel Capabilities. We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We continue to expand our e-commerce operations and our online product selection to enhance customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. We offer our customers the option to purchase items on our website and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. These capabilities allow us to better serve customers across various channels and improve sales.
We also participate in Sears Holdings’ SHOP YOUR WAYTM program (the “SYW program”). The SYW program is a social shopping experience where Members have the ability to earn points, receive additional benefits, and interact and shop with each other through shopyourway.com. We believe our SYW program participation helps us enhance our customer shopping experience by building relationships with SYW program members. In addition, we view the SYW program as a means to expand to our customer base and enhance our ability to communicate in more targeted and relevant ways with our customers that are SYW-program members.
We also plan to drive customer growth by expanding our marketing initiatives. We believe that we can grow our customer base through advertising in a number of different media, particularly online and email marketing.
We believe that quality customer service contributes to increased store visits and purchases by our customers. We are focused on building long-term relationships with customers and members by improving their in-store and post-sale experiences. We conduct quality control checks of our dealers, franchisees, store managers and sales associates to improve the quality of customer interaction and product knowledge at all levels of our organization. We continue to improve and augment our post-sale engagement with customers through access to delivery and installation services as well as product protection plans.
Diversify Our Supply Chain. Over time, we intend to diversify our network of merchandise suppliers and service providers. Such diversification, particularly with respect to merchandise suppliers, is intended to reduce our reliance on Sears Holdings for our inventory.
Improve Operating Performance. We intend to focus on various initiatives intended to improve our gross margin structures and inventory management. Our inventory procurement operations are focused on developing customized, individualized merchandise assortments based on store demographics, sales history, customer preferences and margin by product division. Our inventory management focuses on continually adjusting clearance markdown cadences to reflect changes in inventory turnover and customer preferences. In addition, we intend to focus on controlling costs across our business lines, particularly selling and administrative expenses.
Expand Our Store Base. We believe we are positioned to leverage our competitive advantages and grow our Hometown and Outlet store bases over the long term. We continue to evaluate expansion opportunities based on market potential. We have identified the expansion of Outlet Stores as a priority to drive revenue growth in that business and further enhance our position and purchasing power in the outlet-value home appliance market. We also intend to grow our Hometown business by pursuing expansion in major trade areas for our Home Appliance Showrooms and a wide range of smaller trade areas for our Hometown Stores. We are also testing opportunities to expand our Hardware Stores.
Continue Shift to Franchise Model. We believe we can reduce our capital expenditures, grow our store base in a capital efficient manner, and leverage the local knowledge and expertise of franchisees by moving more of our Home Appliance Showrooms, Hardware Stores and Outlet Stores to the franchise model.
Our Products and Suppliers
Our focus on the preferences of our customers drives our merchandise selection. Our largest revenue-generating category in 2012 was home appliances, representing approximately 65% of net sales. Our goal is to offer our customers a large selection of brands and products within each of our product categories.
In connection with the Separation, we entered into a Merchandising Agreement (the "Merchandising Agreement") with Sears Holdings, Kmart Corporation, (“Kmart") and Sears, Roebuck and Co. (“SRC”) (Kmart and SRC are wholly owned subsidiaries of Sears Holdings) pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears brand products (including products branded with the KCD Marks) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in 2018 subject to early termination rights that are specified in the Merchandising Agreement. We expect that our Hometown and Outlet businesses will continue to rely on Sears Holdings for a significant majority of their inventory.
For the year ended February 2, 2013, products that we acquired through Sears Holdings accounted for approximately 87% of SHO's merchandise purchases. Predominantly all merchandise purchases for Hometown are sourced through Sears Holdings. Our Outlet business relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended February 2, 2013, purchases with these outside sources accounted for approximately 53% of total Outlet purchases.
We have entered into agreements with Sears Holdings, as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas, and we are likely to continue to do so in the future. We expect to continue to rely heavily on the infrastructure of Sears Holdings for a variety of key products and services. Our business plan depends to a significant extent on Sears Holdings’ ability and willingness to meet its contractual obligations to supply us with these key products and services.
Our Franchise and Dealer Models
Franchise Model
As of February 2, 2013, 56 of our Home Appliance Showrooms and 57 of our Hardware Stores were operated by independent franchisees. An agreement is in place to franchise 3 Outlet Stores, but because the contract contains a period during which the transaction could be canceled, we will continue to count those stores as company operated until that period has concluded. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides the inventory to the franchisee on a consignment basis, and the franchisee earns a variable commission on sales of merchandise and protection plans. In addition, SHO also provides brand and marketing services to franchisees. We are actively seeking to sell all of our owned Home Appliance Showrooms and Hardware Stores to franchisees, which will permit us to recapture our investment in existing stores by including the invested capital in the purchase price we receive from the franchisee. We recently began to franchise Outlet Stores. If franchising Outlet Stores proves effective we expect to increase the number of franchised Outlet Stores. In certain cases, especially with respect to stores that have been recently sold to a franchisee, SHO remains responsible for lease costs in the case of a default by a franchisee until the expiration of such lease, at which time our franchisee is generally required to negotiate a new lease to which SHO will not be a party.
The franchise relationship is governed by a franchise agreement that generally has a ten-year term and that includes the franchisee's right to extend the term for an additional five years subject to the franchisee's satisfaction of renewal conditions that are specified in the franchise agreement. The franchise agreement also obligates the franchisee to pay to SHO certain fees, including an initial franchise fee, training fees, transfer fees and successor franchise fees.
Dealer Model
As of February 2, 2013, over 900 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and leasing costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, protection plans and services. In addition, Sears Holdings also provides brand and marketing services to dealers.
The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). In the event that a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store on a month-to-month basis until a new dealer is recruited to operate the store.

Distribution and Systems Infrastructure
The majority of our merchandise comes to our stores directly from vendors or distributors (including Sears Holdings) through our agreements with Sears Holdings. We occasionally contract with third-party common carriers for customer deliveries in more remote locations.
We rely extensively on computer systems to process transactions, summarize results and manage our business. Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. We currently rely on Sears Holdings to provide us with the computer systems and infrastructure that enable our distribution systems. In addition, we also rely on Sears Holdings for warehousing and other logistics services.
In connection with the Separation, we entered into a Services Agreement pursuant to which Sears Holdings Management Corporation (“SHMC,” a wholly owned subsidiary of Sears Holdings) provides us with a number of services, including logistics and distribution, information technology, and payment clearing and other financial services (the "Services Agreement"). The term of the Services Agreement will expire in 2018, subject to specified termination rights. We pay fixed fees and rates for the services received for the first three years of the Services Agreement, and will negotiate with SHMC the fees and rates for the fourth and fifth years of the term, and the six-month period following the fifth year, on a good-faith basis. In addition, we also pay all taxes payable in connection with the services we receive provided under the Services Agreement. See "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Employees
As of February 2, 2013, we had approximately 4,935 employees, approximately 38% of whom were full-time employees. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. In connection with the Separation, we entered into an Employee Transition and Administrative Services Agreement with a subsidiary of Sears Holdings, pursuant to which the subsidiary provides us with specified payroll, benefits and certain other human-resources services. See "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Intellectual Property
In connection with the Separation, we entered into Store License Agreements with SRC pursuant to which SRC has granted us, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the “Sears Outlet Store,” “Sears Authorized Hometown Store,” “Sears Home Appliance Showroom” and “Sears Hardware Store” store names (together, the “store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). Also in connection with the Separation we entered into a Trademark License Agreement with SRC pursuant to which SRC has granted us, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the

"Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). These agreements do not include licenses for the KCD Marks. The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
In the Merchandising Agreement Kmart and SRC agree to (1) sell to us, with respect to certain specified product categories, Sears brand products (including products branded with the KCD Marks, or, collectively, the “KCD Products”) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, or the “Sears marks,” including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in 2018, subject to two three-year renewal terms with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to an adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners.
Seasonality
Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. Additional data on the revenue, cost and net income seasonality of the business is available in the Quarterly Financial Data in Note 9 to our Consolidated Financial Statements included herein.
History and Relationship with Sears Holdings
Our Sears Hometown and Hardware and Sears Outlet businesses operated as part of Sears Holdings’ specialty stores business from their inception through the Separation.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms of these agreements were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, the terms of these agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Corporate Information; Our Website; Availability of SEC Reports and Other Information
Our principal executive offices are located at 5500 Trillium Boulevard, Hoffman Estates, Illinois 60192 and our telephone number is (847) 286-7000. Our website address is www.shos.com.

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K are available, free of charge, through the “Investors-U.S. Securities and Exchange Commission Filings” link at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The Corporate Governance Guidelines of our Board of Directors, the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Conduct, and the Board of Directors Code of Conduct are available at the Corporate Governance link www.shos.com. References to our website address do not constitute incorporation by reference of the information contained at the website, and the information contained at the website is not part of this Annual Report on Form 10-K.

Item 1A.    RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating SHO and our common stock. The following risk factors could adversely affect our business, results of operations, financial condition, and stock price.
Risks Relating to Our Separation from, and Continued Dependence on, Sears Holdings
We continue to depend on Sears Holdings to provide us with most key products and services for our business. Consequently, if Sears Holdings is unwilling, unable, or otherwise fails to perform these services adequately, or at all, or if Sears Holdings’ brands are impaired, we could be materially and adversely affected.

Prior to the Separation we operated as businesses within Sears Holdings, and most key products and services required by us for the operation of our business were provided by Sears Holdings. We continue to depend on Sears Holdings to provide us with most key products and services for our business. Consequently, if Sears Holdings is unwilling, unable, or otherwise fails to provide us with these key products or is unwilling or unable or otherwise fails to perform these services adequately, or at all, or if Sears Holdings' brands are impaired, we could be materially and adversely affected.

We continue to rely heavily on the products and services provided by Sears Holdings or its subsidiaries (the “key products and services”) including the following:

•	Inventory procurement from third-party vendors, including KCD Products and other products which collectively account for a majority of our revenue;

•	Logistical, supply chain and inventory support services;

•	Accounting and financial reporting services;

•	Environmental and safety program, risk management and insurance services;

•	Online, computer and information technology infrastructure and support;

•	Human resource and other employee-related services;

•	Our websites are hosted and maintained by a subsidiary of Sears Holdings and certain purchases made on our websites are processed by a subsidiary of Sears Holdings;

•
Certain of our store leases and the leases for stores that we have subleased, or in the future may sublease, to franchisees or others are held in the name of subsidiaries of Sears Holdings until their expiration at which time we will be required to renegotiate with the landlord directly;

•	Our stores continue to use the Sears brand name, and other intellectual property owned by Sears Holdings through our license agreements with Sears Holdings;

•	Our stores continue to participate in the SYW program and rely on the customer data and other information provided by the SYW program; and

•	Our stores continue to accept Sears-branded credit cards.

As a result of our ongoing dependence on Sears Holdings, we are exposed to the risk that Sears Holdings will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Sears Holdings is subject to various risks and uncertainties, which could in turn adversely affect our business, results of operations and financial condition. Such risks include (1) business risks related to the retail industry, (2) risks related to worldwide economic conditions, and (3) risks related to Sears Holdings' ability to access capital markets and other financing sources.

We believe it is necessary for Sears Holdings to provide these products and services to us to facilitate the continued operation of our business. We are, as a result, dependent on our relationship with Sears Holdings for certain products and services. However, Sears Holdings has no obligation to provide assistance to us other than the products and services to be provided pursuant to our agreements with Sears Holdings. Although Sears Holdings is generally obligated to provide us with these products and services until at least 2018, these products and services may not be provided at the same level or at the same prices during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Sears Holdings for most of these services for the entire term of the applicable agreement. In addition, to the extent that our growth depends on expanding the number of stores we operate, we need to rely on Sears Holdings to supply the same products and services in new regions, trade areas, and store formats. When Sears Holdings is no longer obligated to provide these products and services to us, we may not be able to replace these products and services on terms and conditions, including costs, as favorable as those we have with Sears Holdings. See "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
We depend on existing agreements with Sears Holdings and manufacturers to provide our inventory.

Our Hometown and Outlet businesses rely on Sears Holdings (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended February 2, 2013, products which we acquired through Sears Holdings accounted for approximately 87% of our merchandise purchases. Predominantly all Hometown merchandise purchases are sourced through Sears Holdings.
If we are unable to obtain adequate amounts and assortments of merchandise from Sears Holdings, we may be unable to find alternative sources of supply on commercially reasonable terms, or at all. In addition, the third-party vendors from whom Sears Holdings currently obtains merchandise for us may not be willing to continue to honor those arrangements and may insist that we purchase from the third-party vendors on terms that are less favorable than the terms enjoyed by Sears Holdings. If we are unable to maintain a broad selection of merchandise for sale to our customers, it could have a material adverse effect on our business, results of operations, financial condition, and stock price.
In addition, our Outlet business also relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended February 2, 2013, purchases with these outside sources accounted for approximately 53% of total Outlet purchases. We depend on our ability to continue to obtain inventory, including appliances, from these and other manufacturers in the future. Our agreements with these manufacturers do not guarantee the availability of a certain amount of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If these manufacturers decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these and we are required to find one or more alternative suppliers, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. The lack of alternative suppliers could lead to higher prices, decreased inventory, or an inability to maintain a broad selection of merchandise in our stores and could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships or build new relationships with manufacturers, we may not be able to maintain a broad selection of merchandise, and customers may not shop at or purchase from our stores.
We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business and we may be required to develop our own systems quickly and cost-effectively in order to reduce such dependence.
We entered into agreements with Sears Holdings (including without limitation the Services Agreement), as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas, and we expect to continue to do so in the future. Key products and services provided by Sears Holdings or other third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these key products and services on a timely basis or within our service level expectations and performance standards could result in a disruption to our business.
We continue to rely heavily on the infrastructure of Sears Holdings for a variety of key products and services. The terms of the various agreements governing the provision of these key products and services (including without limitation the Services Agreement and the Merchandising Agreement) generally had initial terms of at least five and a half years, but we may seek to continue to rely on the infrastructure of Sears Holdings after the initial terms of these agreements expire. Our business plan depends to a significant extent on Sears Holdings’ willingness and ability to continue to provide us with these key products and services. Any failure to maintain Sears Holdings as a service provider, or any actions by Sears Holdings, when permitted under the applicable agreement, to raise the prices for which it charges us for these key products and services, could have a material adverse impact on our business and operating results.
In addition, disruptions in the computer and communications hardware and software systems provided by Sears Holdings could harm our ability to run our business, result in the compromise of confidential customer data, lead to costly litigation or damage our reputation with our customers. Any material interruption in our computer operations may have a material adverse effect on our business and results of operations. As a result of our reliance on the computer and information technology infrastructure of Sears Holdings, we will have limited control over the timing and implementation of certain upgrades to our computer and information technology systems that we may believe are integral to the successful operation of our business.
If our relationships with our vendors, including Sears Holdings, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.
We obtain our merchandise from Sears Holdings and other vendors. For the year ended February 2, 2013, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 87% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

Pursuant to the Merchandising Agreement, subsidiaries of Sears Holdings have agreed to obtain for us Sears brand products, including KCD Products, until 2018 subject to two three-year renewal terms with respect to KCD Products, certain termination rights, and other specified conditions. However, we may need to rely on Sears Holdings for our inventory beyond 2018 or, if the Merchandising Agreement is renewed for both renewal terms, 2024. If we are unable to extend, or renegotiate on comparable terms, the Merchandising Agreement beyond 2018 or, if the Merchandising Agreement is renewed for both renewal terms, 2024, we may not be able to replace the inventory provided under the Merchandising Agreement on commercially reasonable terms, or at all and any such inability could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as we would have to find new sources for our inventory.
In addition, our vendor arrangements generally are not long-term agreements (other than the Merchandising Agreement) and none of them guarantee the availability of merchandise in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory. As a result, our success depends on maintaining good relations with our existing vendors and developing relationships with new vendors. If we fail to maintain our relations with our existing vendors or the quality and quantity of merchandise they supply us, or if we cannot acquire new vendors of favored brand-name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, to the extent we are able to develop relationships with new vendors and obtain merchandise from alternative sources, the merchandise obtained may be of a lesser quality and more expensive than the merchandise we currently purchase.
We continue to rely on Sears Holdings for services related to our online business and the processing of online orders.
Our Hometown and Outlet businesses’ websites continue to be managed by a subsidiary of Sears Holdings and we are required to pay certain hosting and maintenance fees for the management of such websites. In addition, online orders placed on our Hometown business’ websites are processed by, and subject to a processing fee to be paid to, a subsidiary of Sears Holdings.
In addition, many of the products we sell are available through websites owned and operated by Sears Holdings. As a result, online orders placed through websites owned and operated by Sears Holdings may take business share from our businesses without any commission or other benefit to us. Increasing purchases of home appliances and other products that our stores sell through online channels could adversely affect our results of operations.
We license from Sears Holdings the use of our store names, domain names and certain trademarks used to brand our products.
We license from Sears Holdings the use of the Sears trademark, the KCD Marks, and the “Sears Hometown Store,” “Sears Hardware Store,” “Sears Home Appliance Showroom” and “Sears Outlet” store names (collectively, the “store names”) and certain of our website domain names (the “domain names”). Pursuant to the Merchandising Agreement, our license to use the KCD Marks will expire in 2018 or, if renewed for both renewal terms, 2024, and pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names and the domain names will expire in 2029, subject to specified termination rights.
If the value of the Sears trademark, the KCD Marks, the store names or the domain names diminishes, or if we are unable to extend, renew or renegotiate the Merchandising Agreement, the Store License Agreements or the Trademark License Agreement on comparable terms, or at all, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as it would require us to stop using one or more of the aforementioned names in both our stores and our product advertising.
Certain of our agreements with subsidiaries of Sears Holdings contain early termination provisions that are outside of our control and, if triggered, could have a material adverse effect on our ability to operate our business and our financial performance.
Our agreements with subsidiaries of Sears Holdings contain various default and termination provisions, some of which are not within our control. For example, under the Merchandising Agreement, if (i) an unaffiliated third party acquires all rights, title and interest in and to one or more (but not all) of the KCD Marks, then subsidiaries of Sears Holdings may terminate their obligation to sell to us the products that are branded with the KCD Marks that were subject to such acquisition and (ii) if an unaffiliated third party acquires all rights, title and interest in and to all of the KCD Marks, then subsidiaries of Sears Holdings may terminate the Merchandising Agreement in its entirety. Furthermore, the agreements with subsidiaries of Sears Holdings may also be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate.

In addition, a number of our agreements with subsidiaries of Sears Holdings contain cross termination provisions such that if a breach of or default under one of the agreements by one party results in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Sears Holdings were to be terminated earlier than currently anticipated, it would have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.
KCD Products accounted for approximately 56% of our consolidated revenue during 2012. Sears Holdings has agreed to supply certain other retailers, including certain of our competitors, with a number of Craftsman- and DieHard-branded products that previously were only sold through affiliates of Sears Holdings. If Sears Holdings continues to supply other retailers, including our competitors, with Craftsman- and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.
Our non-competition obligation with Sears Holdings restricts our ability to expand into certain geographic areas.
Currently, Sears Full-line Stores, Kmart stores, and certain specialty retail stores owned by Sears Holdings sell product lines that are similar to ours. The Merchandising Agreement prohibits us, subject to specified conditions, from opening new Hometown Stores and Hardware Stores in specified areas. This non-competition obligation will restrict our ability to open new stores in the specified areas that we might otherwise consider as possible targets for expansion and may limit our growth potential.
Our pre-Separation historical combined financial information is not necessarily representative of the results we would have achieved either as a single combined business entity or as a publicly traded company independent from Sears Holdings and may not be a reliable indicator of our future results.
The pre-Separation historical financial information included in this Annual Report on Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been (1) operated as a single combined business entity by Sears Holdings during the periods presented or (2) a publicly traded company independent from Sears Holdings during the periods presented, or what our results of operations, financial position and cash flows will be in the future as we operate as a single consolidated business entity independent from Sears Holdings. This is primarily because of the following:

•
Our pre-Separation historical financial information reflects the results of operations, financial positions and cash flows of Sears Hometown and Hardware and Sears Outlet prior to their consolidation into SHO, which may not reflect the results of operations, financial positions and cash flows of SHO as a single combined business entity;

•
Our pre-Separation historical financial information does not reflect changes resulting from the integration of Sears Hometown and Hardware and Sears Outlet into a single combined entity, including changes in the cost structure, personnel needs, financing and operation of our business;

•
Our pre-Separation historical financial information reflects assumptions made by Sears Holdings and allocations for certain services and expenses historically provided to us by Sears Holdings. Those assumptions and allocations may not reflect the costs and expenses we would have incurred or will incur as an independent company; and

•
Our pre-Separation historical financial information does not reflect changes resulting from the Separation, including changes in the cost structure, personnel needs, financing and operations of our business.

Since the Separation, we have been responsible for the additional costs associated with being a publicly traded company independent from Sears Holdings, including costs related to corporate governance and SEC reporting requirements. Accordingly, there can be no assurance that our historical financial information presented herein will be indicative of our future results.
For additional information about our past financial performance and the basis of presentation of our financial statements, see “Selected Historical Financial and Other Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included in this Annual Report on Form 10-K.

As a publicly traded company independent from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we enjoyed pre-Separation.

Prior to the Separation, we were able to take advantage of Sears Holdings’ size and purchasing power in procuring services, including advertising, shipping and receiving, logistics, store maintenance contracts, employee benefit support, insurance, credit and debit card interchange fees and other services. Following the Separation, we are a smaller company than Sears Holdings and we may not have access to financial and other resources comparable to those available to us prior to the Separation. Although we plan to leverage our ongoing relationship with Sears Holdings in order to obtain similar benefits in purchasing power, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Sears Holdings.

The agreements related to the Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of our Separation from Sears Holdings. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the Separation related to, among other things, the principal actions needed to be taken in connection with the Separation, indemnification and other obligations among Sears Holdings and us and the nature of the commercial arrangements between us and Sears Holdings following the Separation. In addition, in connection with the Separation, we have entered into a Retail Establishment Agreement with a subsidiary of Sears Holdings to authorize us to participate in the SYW program. For additional information see "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

Conflicts may arise between Sears Holdings and us in a number of areas relating to our past and ongoing relationships, including the following:

•	availability and allocation of merchandise and subsidies from Sears Holdings and from third-party suppliers;

•	business opportunities that may be attractive to both Sears Holdings and us;

•	the nature, quality and pricing of services Sears Holdings has agreed or will agree to provide to us;

•	labor, tax, employee benefit, real estate (including sublease obligations), indemnification and other matters arising from the Separation;

•	major business combinations involving us;

•	employee retention and recruiting;

•	intellectual property matters;

•	competition between our stores and websites and Sears Holdings’ stores and websites; and

•
the interpretation and enforcement of our agreements with Sears Holdings as described in “Certain Relationships and Transactions” in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

The occurrence of one or more of these conflicts, and other conflicts arising out of Sears Holdings' inability or unwillingness to meet its contractual obligations, could materially and adversely affect our prospects and results of operations.
We may be unable to achieve some or all of the benefits that we expect to achieve from our Separation from Sears Holdings.
As a publicly traded company independent from Sears Holdings, we believe that our business will benefit from, among other things, allowing us to better focus our financial and operational resources on our specific business and be better positioned to dedicate resources to pursue appropriate growth opportunities and execute strategic plans best suited to our business in an efficient manner. We believe the Separation frees our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Sears Holdings in the time we expect, if at all.

As a public company we have increased expenses and administrative burdens, in particular to bring our Company into compliance with certain provisions of the Sarbanes Oxley Act of 2002.
As a public company, we are incurring legal, accounting and other expenses that we did not incur as a subsidiary of Sears Holdings. These increased costs and expenses have arisen from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human-resources related functions. Although a number of these functions continue to be performed for us by subsidiaries of Sears Holdings, we have been required to, among other things, create or revise the roles and duties of our board committees, adopt additional internal controls and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy in compliance with our obligations under the securities laws.
Being a public company subject to additional laws, rules and regulations has required the investment of additional resources to ensure ongoing compliance with such laws, rules and regulations. In addition, these laws, rules and regulations have affected our ability to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified executive officers and qualified persons to serve on our board of directors, particularly to serve on our Audit Committee.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and the market price of our common stock.
As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending February 1, 2014 along with a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting as of February 1, 2014. During the course of our testing, we may at any time identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. The imposition of these regulations has increased, and may continue to increase, our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Capital Market or any other stock exchange on which our common stock may be listed.

Risks Relating to Our Business

If we fail to offer merchandise and services that our customers want, our sales may be limited, which would reduce our revenues.

In order for our business to be successful, we must identify, obtain supplies of, and offer to our customers, attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our customers, whose preferences in appliances, hardware and lawn and garden products may change in the future. If we misjudge either the demand for the products we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products we chose not to offer. In addition, our sales may decline or we may be required to sell the merchandise we have obtained at lower prices, increasing our inventory markdowns and promotional expenses. This would have a negative effect on our business and results of operations.

Our business has been and will continue to be affected by worldwide economic conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other conditions, including inflation, could lead to reduced revenues and gross margins, and negatively impact our results of operations.

Many economic and other factors are outside of our control, including, consumer confidence and spending levels, consumer and commercial credit availability, inflation, employment levels, housing sales and remodels, lower housing turnover, increased mortgage delinquency and foreclosure rates, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. These economic conditions adversely affect the disposable income levels of, and the credit available to, our customers, which could lead to reduced demand for our merchandise. Also affected are our vendors, upon which we depend to provide us with inventory and services. Our vendors could seek to change the terms under which they sell inventory or other services to us which could negatively impact our financial condition. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services.

The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending. Any of these events and factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.
We must maintain sufficient inventory levels to operate our business successfully. However, we also must avoid accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We continue to rely on and obtain significant portions of our inventory through the Sears Holdings buying organizations, which obtain a significant portion of inventory from vendors located outside the United States. Some of these vendors often require us to provide, through Sears Holdings, lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us, through Sears Holdings, to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

If we are unable to compete effectively in the highly competitive retail industry, our business and results of operations could be materially adversely affected.

The retail industry is intensely competitive and highly fragmented. In addition, there are few barriers to entry into our current trade areas and new competitors may enter our trade areas at any time. We compete with a wide variety of retailers, including department stores, discounters, mass merchandisers, hardware stores, independent dealers, home improvement stores, home appliance and consumer electronics retailers, auto service providers, specialty retailers, wholesale clubs and many other competitors operating on a national, regional or local level. Some of our competitors are actively engaged in new store expansion. Online and catalog businesses, which handle similar lines of merchandise, also compete with us.

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs and better endure the current or future economic downturns. As a result, our sales may decline if we cannot offer competitive prices to our customers or we may be required to accept lower profit margins. Our competitors may respond more quickly to new or emerging technologies and consumer preferences and may have greater resources to devote to promotion and sale of products and services.

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including the following:

•	Expansion into the suburban and rural trade areas in which many of our stores operate;

•	Lower pricing;

•	Expanding online sales;

•	Extension of credit to customers on terms more favorable than we offer; and

•	Larger store size, which may result in greater operational efficiencies, or innovative store formats, and use of disruptive technology.

Competition from any of these sources could cause us to lose trade area share, sales and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our business and results of operations.

Our operating results are tied in part to the success of our dealers and franchisees, and the inability of our dealers and franchisees to continue operating their stores profitably could adversely affect our operating results.
As of February 2, 2013, the significant majority of stores in our Hometown business were operated by independent authorized dealers or franchisees who sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases and general economic conditions.

Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable to operate their stores profitably, this could have a material adverse effect on our business and results of operations.
In addition, if our dealers are unable to operate their stores profitably or in a manner consistent with our concepts and standards, we may be required to take over one or more stores from our dealers from time to time. Generally, at any given time, we operate approximately 3-4% of our Sears Hometown Stores as a result of our taking such stores over from our authorized dealers.

Our dealers and franchisees may damage our business or increase our costs by failing to comply with our operating standards or our dealer and franchise agreements.

Our authorized dealers operate their stores pursuant to dealer agreements with us. Our franchise business is governed by franchise agreements and applicable franchise law. If our dealers and franchisees do not comply with our established operating concepts and standards or the terms in the franchise or dealer agreements, our business may be damaged. We may incur significant additional costs, including time-consuming and expensive litigation, to enforce our rights under the dealer agreements and the franchise agreements. Furthermore, as a franchisor we have obligations to our franchisees. Franchisees may challenge the performance of our obligations under the franchise agreements and subject us to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.

In addition, as a franchisor we are subject to regulation by the Federal Trade Commission and are subject to state laws that govern the offer, sale and termination of franchises and the refusal to renew franchises. The failure to comply with these regulations in any jurisdiction or to obtain required approvals could result in a ban or temporary suspension on future franchise sales, fines or require us to make a rescission offer to franchisees, any of which could adversely affect our business and operating results.

Our sales may fluctuate for a variety of reasons, which could adversely affect our results of operations.

Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing economic conditions. Our sales and results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including the following:

•	Actions by our competitors, including opening of new stores in our existing trade areas or changes to the way these competitors go to market online;

•	The availability of inventory for our stores;

•	Changes in our merchandise strategy and mix;

•	Real estate and maintenance costs for our existing stores (including disagreements between SHO and Sears Holdings regarding their respective responsibilities for these costs);

•	Changes in population and other demographics;

•	Timing and effectiveness of our promotional events; and

•	Weather conditions, including level of rainfall, particularly drought, level of snowfall, average temperature and major storms.

Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K

ESL, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our company.

According to a Schedule 13D (Amendment No. 2) (the “ESL Schedule 13D”) filed on October 11, 2012 with the SEC by ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), ESL beneficially owned on the filing date 62.5% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control.

The interests of ESL, which has investments in other companies (including Sears Holdings), may from time to time diverge from the interests of our other stockholders. This divergence may have the effect of discouraging offers to acquire our Company because the consummation of any such acquisition might require the consent of these other companies. Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms, or at all.

We may be subject to periodic litigation and regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial time and resources to defend our Company. Further, changes in governmental regulations in the United States could have adverse effects on our business and subject us to additional regulatory actions.

If we do not maintain the security of our customer, associate and company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Any significant compromise or breach of customer, associate or company data security either held and maintained by SHO or our third-party providers, including Sears Holdings who will hold a significant amount of member data through the Shop Your Way Rewards program as well as from purchases made by customers using Sears-branded credit cards, could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach could negatively impact our reputation, business and our results of operations.

If we are unable to obtain consents to the assignment or subletting of our store locations from our third-party landlords or from Sears Holdings, or are unable to renew or enter into new store leases on competitive terms, our revenues or results of operations could be negatively impacted.

In connection with the Separation, Sears Holdings (or one of its subsidiaries) assigned or sublet to us their interests in the leases for all of our stores where Sears Holdings (or one of its subsidiaries), and not SHO or an independent authorized dealer or a franchisee, is the tenant and either (i) the lease for such store permits assignment or subletting of the lease or (ii) Sears Holdings is able to obtain landlord consent to such assignment or sublease. However, a number of the leases for our stores (the “No-Consent Locations”), which number we do not believe is significant, do not permit assignment or subletting by Sears Holdings (or one of its subsidiaries) or may require landlord consent, which may be withheld. Sears Holdings (or one of its subsidiaries) entered into a sublease with us for each of the No-Consent Locations but if the landlord of a No-Consent Location were to claim that such sublease was a default under the applicable lease then we may be forced to close such store location, which could negatively impact our results of operations. In addition, the Sears Holdings subleases with us provide that we may not sublet the lease without the consent of Sears Holdings. If Sears Holdings were to refuse to consent to our proposed sublease of any of our subleases to a franchisee or other third party, the refusal could negatively impact our results of operations.

In addition, a small number of our stores are in locations where Sears Holdings currently operates one of its stores. In such cases we entered into a lease or sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store will operate and pay rent directly to Sears Holdings (or one of its subsidiaries) on the terms negotiated in connection with the Separation. If we are unable to negotiate leases or subleases with Sears Holdings (or one of its subsidiaries)

on commercially reasonable terms, or at all, we may be forced to close certain of our stores which could negatively impact our results of operations.

As of February 2, 2013, we leased 56 Sears Outlet store locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 63 locations with landlords affiliated with Sears Holdings and owned three buildings, subject to ground leases. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 52 of our 119 Sears Outlet leases will expire within the next three years and, with respect to 21 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.

In addition, as of February 2, 2013, our Sears Hometown business leased 28 Company operated locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 31 Company operated locations under long-term agreements with landlords affiliated with Sears Holdings and owned two buildings, subject to ground leases. Additionally, we are the obligor on an additional 79 leases which are sublet to our franchisees and 16 leases have been assigned to franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.

In addition, a number of the leases for both our Outlet and Hometown stores were negotiated by and entered into by a subsidiary of Sears Holdings. Upon the expiration of these leases, we will be required to enter into new leases with the landlords for such properties and we may be unable to enter into new leases as a company independent from Sears Holdings on commercially reasonable terms, or at all. Further, a number of our leases were entered into at a time when the commercial real estate market was depressed. We may be required to enter into negotiations with landlords for new leases in the future at times when the commercial real estate market has rebounded and rental payments are generally higher for commercial real estate. Higher leasing costs could negatively impact our results of operations.

If we fail to timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers, our operating results will be adversely affected.

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors, including Sears Holdings, and delivery of merchandise to our customers. Our utilization of foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our stores, work stoppages including as a result of events such as strikes, transportation and other delays in shipments including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered to us through airfreight, which is significantly more expensive than standard shipping by sea. As a result, we may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to timely receive merchandise from our vendors or deliver our products to our customers.

We rely upon Sears Holdings and other third-party land-based carriers for merchandise shipments to our stores and customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers' ability to provide delivery services to meet our inbound and outbound shipping needs. In addition, if the cost of fuel continues to rise or remains at current levels, the cost to deliver merchandise to our stores may rise which could have an adverse impact on our profitability. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

We could incur charges due to impairment of goodwill and long-lived assets.

As of February 2, 2013 we had a goodwill balance of $167 million, which has been assigned to our Sears Hometown reporting unit and is subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our Sears Hometown reporting unit, or at individual store locations, could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash. For additional information see Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Risks Relating to our Indebtedness

We and our subsidiaries may incur additional debt, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

At February 2, 2013 we had approximately $20 million of debt outstanding. The instruments governing our indebtedness do not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, subject to certain conditions, increase the borrowing capacity under our Senior ABL Facility without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, by an amount not to exceed $100 million. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

•	our ability to satisfy obligations to lenders may be impaired, resulting in possible defaults on and acceleration of our indebtedness;

•
our ability to obtain additional financing for refinancing of existing indebtedness, working capital, capital expenditures, product and service development, acquisitions, general corporate purposes and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	we may be increasingly vulnerable to economic downturns and increases in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the retail industry may be limited; and

•	we may be placed at a competitive disadvantage relative to other companies in our industry.
Our Senior ABL Facility contains financial and operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.
The Senior ABL Facility contains certain financial and operating covenants and other restrictions relating to, among other things, excess availability and fixed charge coverage ratios, as well as limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments (such as stock repurchases), and certain transactions with affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior ABL Facility” in this Annual Report on Form 10-K.

Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the Senior ABL Facility that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations, such as the lenders under the Senior ABL Facility, could proceed against the collateral securing the secured obligations. In any such case, we may be unable to borrow under the Senior ABL Facility and may not be able to repay amounts due under such facility. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. In addition, these covenants may restrict our ability to engage in transactions (i) that we believe would otherwise be in the best interests of our stockholders or (ii) without which our business and operations could be harmed.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.
A significant portion of our outstanding debt, including amounts under the Senior ABL Facility, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Assuming our Senior ABL Facility was fully drawn in a principal amount equal to $250 million, each one percentage point change in interest rates would result in a $2.5 million change in annual cash interest expense on our Senior ABL Facility.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
Any reductions in our available borrowing capacity under the anticipated Senior ABL Facility, or our inability to renew or replace our Senior ABL Facility, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting the retail industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect the retail industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.
We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of additional equity securities, our stockholders may experience significant dilution.

Risks Relating to Our Common Stock
Our common stock has limited trading history. If our share price fluctuates, you could lose all or a significant part of your investment.
Our common stock has traded on the NASDAQ Capital Market under the symbol “SHOS” only since the completion of the Separation. There can be no assurance that an active and liquid trading market for our common stock will be sustained in the future. The lack of an active market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile.

We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

•	Our business profile and market capitalization may not continue to fit the investment objectives of some stockholders and, as a result, these stockholders may sell our shares;

•	Actual or anticipated fluctuations in our operating results due to factors related to our business;

•	Our ability to operate independently from Sears Holdings and control costs relating to being an independent company;

•	Success or failure of our business strategy;

•	Our relationship with Sears Holdings;

•	Actual or anticipated changes in the U.S. economy or the retailing environment;

•	Our quarterly or annual earnings, or those of other companies in our industry;

•	Our ability to obtain third-party financing as needed;

•	Announcements by us or our competitors of significant acquisitions or dispositions;

•	The failure of securities analysts to cover our common stock;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Overall market fluctuations;

•	Changes in laws and regulations affecting our business;

•	Actual or anticipated sales or distributions of our capital stock by our officers, directors or certain significant stockholders;

•	Terrorist acts or wars; and

•	General economic conditions and other external factors.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Our common stock may have a low trading volume and limited liquidity, resulting from a lack of analyst coverage and institutional interest.
Our common stock may receive limited attention from market analysts. Lack of up-to-date analyst coverage may make it difficult for potential investors to fully understand our operations and business fundamentals, which may limit our trading volume. Low trading volumes and lack of analyst coverage may limit your ability to resell your common stock.
Our common stock price may decline if ESL decides to sell a portion of its holdings of our common stock.
According to the ESL Schedule 13D, ESL beneficially owns 62.5% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares in us, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities law. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.
ESL could exercise substantial control over us and, among other things, could delay or prevent a change in control and may have interests different than yours.
As a result of its stock ownership, ESL is expected to have the ability to control the outcome of certain matters on which holders of our common stock vote together, including, among other things, approving mergers or other business combinations and effecting certain amendments to our Certificate of Incorporation. In addition, ESL holds a majority of the stock that votes in the election of our directors. This concentration of ownership might harm the market price of our common stock by discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, the interests of ESL may differ from or be opposed to the interests of our other stockholders.
We are a “controlled company” within the meaning of the NASDAQ Marketplace rules and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. Stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As a result of ESL's ownership of 62.5% of our outstanding shares of common stock, we qualify as, and have elected to become, a “controlled company” for the purposes of the NASDAQ Stock Market rules. This election allows us to rely on exemptions from specified corporate governance requirements applicable to NASDAQ-listed companies. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with specified corporate-governance requirements, including the requirement that a majority of the company's board of directors consist of independent directors, the requirement that the company have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, the requirement that the company have director nominees selected by vote of a majority of the independent directors, the requirement that the company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, and the requirement for annual performance evaluations of the nominating and corporate governance and compensation committees of the company's board of directors. As a controlled company, SHO has elected not to comply with these corporate governance requirements except that, our Board of Directors will conduct an annual evaluation to assess whether it and its committees are functioning effectively and except that the Compensation Committee and the Nominating and Corporate Governance Committee each has a Charter that addresses the committee's purpose and responsibilities. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in SHO may be diluted in the future because of equity awards that may be granted to our directors, officers and employees in the future. We may decide to establish equity incentive plans that will provide for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.

We do not expect to pay dividends for the foreseeable future.
Other than the $100 million dividend to Sears Holdings paid prior to the Separation, we do not expect to pay cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings for use in our operations. As a result, you may not receive any return on an investment in our common stock in the form of cash dividends.

Item 1B. Unresolved Staff Comments

Not Applicable.
Item 2. Properties
As of February 2, 2013, our Hometown business included 1,118 stores and our Outlet business included 127 stores.
As of February 2, 2013, 942 of our Hometown Stores were leased by the independent store owners directly from landlords not affiliated with SHO. Also as of that date SHO subleased to franchisees 79 Home Appliance Showrooms and Hardware Stores, assigned 16 locations to franchisees with the remaining 20 locations leased by the independent store owners directly from landlords not affiliated with SHO. As part of the sublease arrangements the franchisees become responsible for the lease obligations. Also as of that date we leased 58 Company-owned Home Appliance Showrooms and Hardware Stores, leased one Company-owned Hometown Store and owned the buildings, subject to ground lease, in two Company-owned locations. Also as of that date, we leased 119 of our Outlet Stores, we owned five locations, and we owned three locations subject to ground leases.
In connection with the Separation, Sears Holdings (or one of its subsidiaries) sublet (or in a smaller number of cases assigned) to us their interests in the leases for all of our stores where Sears Holdings (or one of its subsidiaries), and not SHO or an independent authorized dealer or a franchisee, is the tenant and either (i) the lease for such store permits assignment or subletting of the lease or (ii) Sears Holdings was able to obtain landlord consent to such assignment or sublease. However, a number of the leases for our stores (the “No-Consent Locations”), which number we do not believe is significant, do not permit assignment or subletting by Sears Holdings (or one of its subsidiaries) or may require landlord consent, which may be withheld. Sears Holdings (or one of its subsidiaries) entered into a sublease with us for each of the No-Consent Locations but if the landlord of a No-Consent Location were to claim that such sublease was a default under the applicable lease then we may be forced to close such store location.
As of February 2, 2013, SHO subleased or leased from Sears Holdings a total of 94 Company operated locations. In some of these locations Sears Holdings currently operates one of its stores or engages in other or, in some cases no, business activity. In most such circumstances we have entered into a sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store will operate and pay rent directly to Sears Holdings on the terms negotiated in connection with the Separation. In several locations Sears Holdings owns the premises, which we lease from Sears Holdings. We also lease 35,942 square feet of office space for our corporate headquarters in Hoffman Estates, IL from Sears Holdings. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the short-term to determine the appropriate action to take with respect to them, including moving or closing stores, entering into new subleases or leases or purchasing property.

Generally, the form of sublease from Sears Holdings to us with respect to our premises subleased from Sears Holdings provides for the following, among other terms and conditions: (1) the duration of the sublease and the rent payable by us to Sears Holdings are the same as the duration and the rent payable by Sears Holdings to its landlord; (2) the premises are subleased to us on an “as is” basis and that Sears Holdings, as sublandlord, makes no representation to us regarding the condition of the subleased premises; (3) we as subtenant (A) are subject to all of the easements, covenants, conditions, and restrictions of Sears Holdings' lease from its landlord and (B) are required to comply with and perform all of Sears Holdings' obligations as tenant under its lease from its landlord; (4) we are required to indemnify and defend Sears Holdings from and against all claims by (A) Sears Holdings' landlord that we have not performed Sears Holdings' obligations as tenant under Sears Holdings' lease from the landlord and (B) any person as a result of our use or occupancy of the subleased premises or our failure to comply with the terms of the sublease or Sears Holdings' lease from its landlord; (5) we may not sublet or assign the sublease without the consent of Sears Holdings; and (6) upon specified defaults by us (including our failure to observe and perform any provision of the sublease to be performed by us) Sears Holdings may, among other remedies, (A) reenter the subleased premises and expel us and (B) recover damages from us.
Store opening and closure data for 2010-2012 is contained in the following table. Store closings in 2012 were above normal levels due to a decision taken in 2011 to close a set of 84 stores, generally due to lower profitability. Of these 84 stores, 20 stores closed in 2011 and the remainder closed primarily in the first half of 2012.

Store Openings & Closures

	Fiscal Year
	2010	2011	2012
Beginning Store Count	1,166	1,205	1,275	(1)
Store Openings	48	96	53
Store Closures	(9)	(27)	(83)	(2)
Ending Store Count	1,205	1,274	1,245

(1) Our Bermuda location is included in the 2012 Beginning Store Count. It was not included in the 2010 or 2011 store count.
(2) In 2011 the company announced and established a reserve for the closure of 84 stores, with the actual closing dates largely in early 2012.

As of February 2, 2013 we had 1,245 stores in operation, with stores in each state in the U.S., as well as stores in Puerto Rico and Bermuda.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated
AK	Alaska	—	1	—
AL	Alabama	—	32	—
AR	Arkansas	—	33	—
AZ	Arizona (1)	—	16	4
CA	California (4)	1	61	16
CO	Colorado (1)	—	19	4
CT	Connecticut (2)	4	5	2
DE	Delaware (1)	—	5	1
FL	Florida (4)	2	31	10
GA	Georgia (1)	7	32	4
HI	Hawaii (1)	—	1	1
IA	Iowa	—	21	—
ID	Idaho	—	7	—
IL	Illinois (1)	10	30	10
IN	Indiana	6	30	2
KS	Kansas	—	22	1
KY	Kentucky	—	25	2
LA	Louisiana	—	22	—
MA	Massachusetts	—	10	3
MD	Maryland	1	7	3
ME	Maine	—	10	—
MI	Michigan (1)	—	37	5
MN	Minnesota	—	35	2
MO	Missouri (1)	2	43	3
MS	Mississippi	—	27	—
MT	Montana	—	8	—

NC	North Carolina	—	39	4
ND	North Dakota	—	5	—
NE	Nebraska	—	11	—
NH	New Hampshire	—	8	—
NJ	New Jersey	3	14	3
NM	New Mexico	—	10	—
NV	Nevada	—	5	2
NY	New York	8	21	3
OH	Ohio	9	36	8
OK	Oklahoma	—	20	—
OR	Oregon	—	23	2
PA	Pennsylvania (1)	2	30	5
PR	Puerto Rico (1)	—	11	1
RI	Rhode Island	—	2	—
SC	South Carolina	—	15	1
SD	South Dakota	—	5	—
TN	Tennessee (1)	—	22	3
TX	Texas (2)	—	105	12
UT	Utah	1	10	1
VA	Virginia (1)	1	21	4
VT	Vermont	—	9	—
WA	Washington (1)	1	16	3
WI	West Virginia	3	30	2
WV	Wisconsin	—	10	—
WY	Wyoming	—	7	—
DC	Washington, DC	—	1	—
BR	Bermuda	—	1	—
Total		61	1,057	127

	(#) Number of stores co-located with repair and/or distribution facility

Store Ownership Type

	Hometown	Outlet
Company operated stores owned	—	5
Owned buildings, subject to ground lease	2	3
Leased	59	119
Total company operated	61	127

Independently owned and operated	1,057	—

Total store count as of February 2, 2013	1,118	127

Item 3. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to legal claims, including without limitation those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also “Risk Factors-Risks Relating to Our Separation From, and Continued Reliance on, Sears Holdings” and “Risk Factors-Risks Relating to Our Business” in this Annual Report on Form 10-K.

EXECUTIVE OFFICERS
The following table sets forth information regarding our executive officers as of the date hereof, each of whom began service as one of our executive officers during 2012.

Name	Age	Position
W. Bruce Johnson	61	Chief Executive Officer, President and Director
William A. Powell	42	Senior Vice President and Chief Operating Officer
Steven D. Barnhart	51	Senior Vice President and Chief Financial Officer
John E. Ethridge II	40	Vice President, Supply Chain and Technology
Charles J. Hansen	65	Vice President, General Counsel and Secretary
Becky Iliff	44	Vice President, Human Resources
Mr. Johnson has been a director and Chief Executive Officer and President of SHO since July 2012. He served as Executive Vice President Off-Mall Businesses of Sears Holdings, to which position he was elected in September 2011. From February 2011 until September 2011, he served as Sears Holdings' Executive Vice President-Off-Mall Business and Supply Chain. He served as Sears Holdings' interim Chief Executive Officer and President from February 2008 to February 2011 and as a member of the Board of Directors of Sears Holdings from May 2010 to May 2011. He previously served as Sears Holdings' Executive Vice President, Supply Chain and Operations since the merger of Sears, Roebuck and Co. and Kmart Holding Corporation in 2005. He joined Kmart in October 2003 as Senior Vice President, Supply Chain and Operations.
Mr. Powell has been Senior Vice President and Chief Operating Officer of SHO since the Separation. He served as Sears Holdings' Senior Vice President and President, Hometown Stores, of Sears Holdings, from November 2008 to the date of the Separation. From November 2007 until November 2008, he served as Sears Holdings' Vice President and General Manager, Outlet Stores, and from January 2006 to November 2007, he served as Sears Holdings' Divisional Vice President, Stores/Sales-Dealer Stores. He joined Sears Holdings in August 2003.

Mr. Barnhart has been Senior Vice President and Chief Financial Officer of SHO since August 2012. He previously served as Chief Financial Officer of Bally Total Fitness, an operator of fitness centers, from January 2010 to June 2012. He served as Chief Executive Officer and President of Orbitz Worldwide, Inc., an online travel company from April 2007 until January 2009. He served in various executive positions with Orbitz and its predecessors from May 2003 until April 2007.
Mr. Ethridge has been Vice President, Supply Chain and Technology, of SHO since the Separation. He served as Sears Holdings' Vice President and General Manager, Outlet Stores, from June 2011 to the date of the Separation. Prior to that he served as Sears Holdings' Divisional Vice President and General Manager, Outlet Stores, from January 2011 until June 2011; Director, Marketing, eCommerce and Business Development, from July 2010 to January 2011; and as Director, Marketing and eCommerce from November 2009 to July 2010. Before he commenced his employment with Sears Holdings he served in the U.S. Navy as Engagement Manager/Project Leader on the staff of the Chief of Naval Operations Assessment Division from September 2007 to November 2009.
Mr. Hansen has been Vice President, General Counsel, and Secretary of SHO since the Separation. He served as Vice President, Chief Counsel of Sears Holdings from January 2008 to the date of the Separation.  He served as Executive Vice President and General Counsel of Saks Incorporated, an operator of retail and department stores, from September 2003 to May 2007.
Ms. Iliff has been Vice President, Human Resources of SHO since the Separation. She served as Vice President of People of Cosi, Inc., an operator and franchisor of restaurants, from November 2005 to July 2012.

Item 4. Mine Safety Disclosure

Not Applicable.

Part II
Item 5. Market for Registrants Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the ticker symbol SHOS. There were 348 stockholders of record at the close of business on March 21, 2013.

The table below sets forth the range of high and low sales prices on NASDAQ of our common stock for the fiscal period indicated.

2012	High	Low
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	34.85	30.25
Fourth Quarter	40.39	29.77

Since the Separation we have not acquired shares of our common stock. Except for a $100 million dividend paid to Sears Holdings as part of the Separation we have not paid, and we do not expect to pay, cash dividends in the foreseeable future. SHO's Senior ABL Facility limits SHO's ability to make cash dividends and repurchase our common stock. Prior to October 12, 2013 SHO and its subsidiaries may not directly or indirectly declare a cash dividend, except for specified cash dividends from SHO's subsidiaries to SHO, or repurchase our stock. From and after October 12, 2013 SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for The S&P 500 Stock Index and The S&P 500 Retailing Industry Group Total Return Index. The graph assumes that $100 was invested on October 12, 2012 in each of our common stock, The S&P 500 Stock Index and The S&P 500 Retailing Industry Group Total Return Index. The following graph and related information shall not be deemed "soliciting material" or be deemed to be "filed" with the SEC, and such information shall not be incorporated by reference into any future filing with the SEC except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

Stock Performance
135
130
125
120
115
110
105
100
95
Index Value
10/12/12
10/27/12
11/24/12
12/29/12
02/02/13
Period Ending
SHOS
S&P 500 Index
S&P 500 Retailing Index

The table below assumes that $100 was invested on October 12, 2012 in each of our common stock, The S&P 500 Stock Index and The S&P 500 Retailing Industry Group Total Return Index.

	10/12/2012	10/27/2012	11/24/2012	12/29/2012	2/2/2013
SHOS	$100.000	$113.592	$104.922	$108.181	$131.649
S&P 500 INDEX	$100.000	$98.835	$98.639	$98.169	$105.921
S&P 500 RETAILING INDEX	$100.000	$99.372	$104.165	$99.543	$109.037

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL AND OTHER DATA
The consolidated statements of income data set forth below for 2012, 2011, 2010, and 2009 and the consolidated balance sheet data as of February 2, 2013, January 28, 2012 and January 29, 2011 are derived from the audited Consolidated Financial Statements contained in this Form 10-K or our previously filed Registration Statement on Form S-1, as amended. The consolidated statements of income data for the fiscal year ended January 31, 2009 and the consolidated balance sheet data as of January 30, 2010 and January 31, 2009 are derived from the unaudited Consolidated Financial Statements that are not included in this Form 10-K or our previously filed Registration Statement on Form S-1, as amended. All pre-Separation historical financial and other data reflects the consolidated Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings and is referred to herein as “our” historical financial and other data.
The selected historical consolidated financial and other financial data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our pre-Separation combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated during those periods as a publicly traded company independent from Sears Holdings.

	Fiscal Year
thousands, except for per share amounts and number of stores	2012	2011	2010	2009	2008
Consolidated Statement of Income Data (1)
Net sales	$2,453,606	$2,344,199	$2,347,387	$2,329,925	$2,293,926
Net income	$60,080	$33,056	$49,756	$60,115	$30,272
Per Common Share (2)
Basic	$2.60	$1.43	$2.15	$2.60	$1.31
Diluted	$2.60	$1.43	$2.15	$2.60	$1.31
Consolidated Balance Sheet Data
Total assets	$785,803	$651,838	$641,441	$629,415	$605,461
Long-term debt	—	—	—	—	—
Long-term capital lease obligations	$769	$1,937	$3,998	$6,209	$8,218
Other Financial and Operational Data
Adjusted EBITDA (3)	$109,796	$80,919	$93,864	$108,723	$57,735
Number of stores	1,245	1,275	1,205	1,166	1,113
Sears Outlet - Comparable Store Sales %	(0.8)%	8.7%	(0.4)%	1.3%	(6.0)%
Sears Hometown and Hardware - Comparable Store Sales %	1.0%	(6.1)%	(3.7)%	(5.9)%	(6.3)%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. 2012 is a 53 week year and 2011, 2010, 2009 and 2008 are 52 week years.

(2)	23,100,000 shares outstanding effective upon completion of the Separation are used for all periods prior to the Separation.

(3)
Adjusted EBITDA—In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA, among other metrics, to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items, and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal
thousands	2012	2011	2010
Net income	$60,080	$33,056	$49,756
Income tax expense	39,900	21,727	32,492
Other income	(1,354)	(422)	(207)
Interest expense	899	913	421
Operating income	99,525	55,274	82,462
Depreciation	9,474	9,774	11,402
Store closing charges and severance costs (1)	797	15,871	—
Adjusted EBITDA	$109,796	$80,919	$93,864

(1)	See Note 6 to our Consolidated Financial Statements included herein.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained elsewhere in this Annual Report on Form 10-K. For pre-Separation periods these financial statements and notes reflect the combined Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings, which, together with our operation of these businesses following the Separation, are referred to herein as “our” financial condition and results of operations. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”
Executive Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools and hardware. As of February 2, 2013, we and our dealers and franchisees operated 1,245 stores across all 50 states, Puerto Rico and Bermuda. In fiscal year 2012, the Company opened 53 stores and closed 83 stores.
In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery and extended service contracts.
Our Hometown Stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than manufacturers' suggested retail prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products across a broad assortment of merchandise categories, including home appliances, apparel, mattresses, lawn and garden equipment, sporting goods and tools.
As of February 2, 2013, Hometown consisted of 1,118 stores as follows:

•
943 Hometown Stores—Primarily independently owned stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
90 Hardware Stores—Hardware stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products. 87 of these locations also offer a selection of Kenmore and other national brands of home appliances.

•	85 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of February 2, 2013, Hometown operated through 944 dealer-operated Hometown Stores and Home Appliance Showrooms, 113 franchisee-operated stores and 61 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the stores to operate according to the Company’s standards. Stores must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising, promotional and marketing materials and imposes certain advertising requirements on the owners. The Company establishes selling prices of the merchandise and establishes a common commission structure for independently owned stores. Because the merchandise is procured and owned by the Company, we maintain general inventory risk (with specific exceptions) before the completion of the customer purchase, and upon merchandise return by the customer, if any. In addition, because each transaction is recorded in the Company’s point of sale system, we maintain the credit risk. Store owners are paid a commission for the merchandise they sell and the services they provide.

Independent owners predominately exercise control over the day-to-day operations of the store, including supervising management and employees and making capital decisions.
The primary difference between independently owned stores and Company-owned stores is that the Company is responsible for occupancy and payroll costs associated with Company-owned stores. Independent store owners are responsible for the occupancy costs in their stores and the payroll of their employees, and we pay commissions to the store owners.
In the normal course of business stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer or franchisee. When a dealer or franchisee is exiting a location, the Company may take over the operation of a store, generally on an interim basis until the location can be transferred to another dealer or franchisee. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated locations due to the expected short-term nature of transition operation.
When a company operated store is sold to a franchisee it will increase the company's gross margin and increase the company's selling and administrative expense, as the company's cost of occupancy, which is reflected in cost of sales and occupancy, will be reduced, while the company's commission payments, which are reflected in selling and administrative expense, will increase.
Initial Franchise Revenues described in the table below include initial franchise fees for new franchised stores as well as the net gain or loss on the sale of a company operated store to a franchisee or dealer. The number of new franchised locations, the number of company operated stores sold, and the net gain or loss per store sold are all highly variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential dealers and franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances, which impact the expected returns on new store development and the number of Company-operated locations available for transfer. For the full fiscal years, Initial Franchise Revenues added $11.2 million, $11.6 million and $1.5 million to gross margin in 2012, 2011 and 2010, respectively.
The following table presents Initial Franchise Revenues by quarter for 2012, 2011 and 2010:

thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total

53 Week Period Ended February 2, 2013	$5,008	$4,639	$1,511	$—	$11,158

52 Week Period Ended January 28, 2012	$1,800	$814	$6,467	$2,550	$11,631

52 Week Period Ended January 29, 2011	$—	$1,296	$—	$175	$1,471
As of February 2, 2013, Outlet consisted of 127 Outlet Stores. Historically the company has operated all of our Outlet Stores. Recently a franchise program was put in place. We currently have an agreement to franchise three existing Outlet Stores. This agreement provides either party the ability to cancel the transaction up to August 24, 2013. No revenue will be recorded under this agreement, and we will continue to list these stores as company operated, until the earlier of August 24, 2013 or a date when both parties have agreed to waive their ability to cancel this transaction.

Impacts from Our Separation from Sears Holdings
SHO consists of what were formerly the Sears Hometown and Hardware and Sears Outlet businesses owned by Sears Holdings. SHO separated from Sears Holdings via a rights offering in October 2012 and has since operated as a publicly traded company independent from Sears Holdings. This has had several impacts on our operations. Historically, we used the corporate functions of Sears Holdings for a variety of services including treasury, accounting, tax, legal, and other shared services, which include the costs of payroll, employee benefits and other payroll related costs. Sears Holdings also contributed to other corporate functions such as senior management and centrally managed employee benefit arrangements. We were allocated $19.8 million in 2011 and $17.2 million in 2010 of shared services costs incurred by Sears Holdings. For 2012 we were allocated $12.3 million of shared services costs pre-Separation and charged $6.6 million for shared services costs post-Separation. Such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as a publicly traded company independent from Sears Holdings. We have entered into agreements with Sears Holdings for the continuation of certain of these services.
For the period from the Separation through February 2, 2013, the Company estimates that it has incurred $5.0 million of higher costs associated with operating as an independent public company. These higher costs include $1.7 million in commissions paid to Sears Holdings' online business, where such a commission arrangement was not in place pre-Separation. $2.2 million of higher cost results from additional staffing, home office rent, D&O insurance and other costs related to being an independent, publicly traded company. Another $1.1 million of expense is associated with staffing and other corporate services that had been provided by Sears Holdings but for which no cost had been allocated to the combined Hometown and Hardware and Outlet business units prior to the Separation. The Company expects the higher level of cost experienced post-Separation to continue at a similar level.
Fiscal Year
Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2012 consisted of 53 weeks and 2011 and 2010 consisted of 52 weeks. Unless otherwise stated, references to years in this Annual Report on Form 10-K relate to fiscal years rather than to calendar years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52

Results of Operations
The following table sets forth items derived from our consolidated results of operations for 2012, 2011 and 2010.

	Fiscal
thousands	2012	2011	2010
NET SALES	$2,453,606	$2,344,199	$2,347,387
COSTS AND EXPENSES
Cost of sales and occupancy	1,840,207	1,820,516	1,811,227
Gross margin	613,399	523,683	536,160
Margin rate	25.0%	22.3%	22.8%
Selling and administrative	504,400	458,635	442,296
Selling and administrative expense as a percentage of net sales	20.6%	19.6%	18.8%
Depreciation	9,474	9,774	11,402
Total costs and expenses	2,354,081	2,288,925	2,264,925
Operating income	99,525	55,274	82,462
Interest expense	(899)	(913)	(421)
Other income	1,354	422	207
Income before income taxes	99,980	54,783	82,248
Income tax expense	(39,900)	(21,727)	(32,492)
NET INCOME	$60,080	$33,056	$49,756
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Online sales are included in comparable store sales.
In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA, along with other metrics, to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal
thousands	2012	2011	2010
Net income	$60,080	$33,056	$49,756
Income tax expense	39,900	21,727	32,492
Other income	(1,354)	(422)	(207)
Interest expense	899	913	421
Operating income	99,525	55,274	82,462
Depreciation	9,474	9,774	11,402
Store closing charges and severance costs (1)	797	15,871	—
Adjusted EBITDA	$109,796	$80,919	$93,864

(1)	See Note 6 to our Consolidated Financial Statements included herein.
53 Week Period ended February 2, 2013 Compared to the 52 Week Period Ended January 28, 2012
Net Sales
Net sales for 2012 increased $109.4 million, or 4.7%, to $2.5 billion from 2011. This increase in sales was primarily driven by new stores (net of closings), the impact of the 53rd week, a 0.6% increase in comparable store sales, an increase in delivery revenues and higher Outlet liquidation revenues. The comparable store sales increase was driven by a 1.0% increase in Hometown and a 0.8% decrease in Outlet.

Gross Margin
Gross margin was $613.4 million, or 25.0% of sales, in 2012 compared to $523.7 million or 22.3% of sales in 2011. The 270 basis point increase in gross margin primarily resulted from $27.4 million in lower Hometown occupancy costs due to franchising company operated stores, $12.1 million of store closing reserve charges in 2011, an $11.1 million improvement in Hometown delivery margins, a 25 basis point impact from higher merchandise margins in Hometown partially offset by lower merchandise margins in Outlet, $3.5 million in higher online commissions in Hometown for sales fulfilled through Sears.com and $2.1 million in higher income from outlet merchandise liquidated via a third party. The 270 basis point increase also reflects approximately $3.8 million in warranty expense timing benefit and a $3.7 million benefit in 2012 from the impact of store closing reserves established in 2011. These favorable impacts were partially offset by $7.2 million of warranty reserve estimate changes, which resulted from a $5.1 million reduction in reserves in 2011 and a $2.1 million increase in reserves in 2012. In addition, gross margins were unfavorably impacted by a $2.8 million impact of Hometown consumer electronics clearance activity in 2012 as a result of the decision to de-emphasize the category and $1.4 million primarily due to additional occupancy costs as a result of operating as an independent company since the Separation.
Selling and Administrative Expenses
Selling and administrative costs increased to $504.4 million, or 20.6% of sales, in 2012 as compared to $458.6 million, or 19.6% of sales in 2011. This increase primarily resulted from a $54.0 million increase in owner commissions in Hometown related to the conversion of company-operated stores to franchisee-operated stores and overall sales growth. Also adding to the increase in Selling and Administrative Expenses was the 53rd week, additional marketing investments and an estimated $3.6 million in higher costs from operating as an independent public company since the Separation. These increases were partially offset by a decrease in payroll and benefits, which also resulted from the franchise conversions. Additional offsets to the increase include $0.8 million in store closing and severance costs in 2012 compared to $3.8 million in 2011.
Operating Income

Full year operating income increased to $99.5 million in 2012 compared to $55.3 million in 2011. The $44.2 million increase is primarily due to the higher sales and the higher gross margin rate partially offset by higher selling and administrative expenses as noted above.

Income Taxes
Income tax expense of $39.9 million and $21.7 million was recorded for 2012 and 2011, respectively. The effective tax rate was 39.9% and 39.7% for 2012 and 2011, respectively.
Net Income
Net income for 2012 was $60.1 million as compared to $33.1 million for 2011. The increase in net income was attributable to the factors discussed above.

52 Week Period ended January 28, 2012 Compared to the 52 Week Period Ended January 29, 2011

Net Sales
Net sales in 2011 were $2.3 billion, consistent with 2010. Net sales increased as a result of new store openings, but were offset by a decrease in comparable stores sales of 3.4%. The decline in comparable store sales for 2011 was driven by lower sales in the home appliance and lawn and garden categories.
Gross Margin
Gross margin was $523.7 million, or 22.3% of net sales, in 2011, as compared to $536.2 million, or 22.8% of net sales, in 2010. The total decline in gross margin dollars of $12.5 million included a charge of $12.1 million related to store closures recorded in 2011.
Selling and Administrative Expenses
Selling and administrative expenses increased $16.3 million in 2011 to $458.6 million, or 19.6% of net sales, from $442.3 million, or 18.8% of net sales, in 2010. Selling and administrative expense for 2011 increased primarily due to a higher number of Sears Outlet Stores, investments in marketing to increase awareness of our Outlet Stores and $3.8 million for store closing and severance costs.
Operating Income
Operating income in 2011 was $55.3 million as compared to operating income of $82.5 million in 2010. Operating income for 2011 included total charges of $16.1 million related to store closures. The remaining decline in operating income of $11.1 million was due to the increase in selling and administrative expenses.
Income Taxes
Income tax expense was $21.7 million and $32.5 million in 2011 and 2010, respectively. The effective tax rate was 39.7% and 39.5% in 2011 and 2010, respectively.
Net Income
Net income was $33.1 million for 2011 as compared to $49.8 million for 2010. The decrease in net income was attributable to the factors discussed above.

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	Fiscal Year
thousands, except for number of stores	2012	2011	2010
Net sales	$1,889,263	$1,838,797	$1,915,216
Comparable store sales %	1.0%	(6.1)%	(3.7)%
Cost of sales and occupancy	1,433,880	1,463,636	1,508,840
Gross margin	455,383	375,161	406,376
Margin rate	24.1%	20.4%	21.2%
Selling and administrative	394,335	356,351	358,241
Selling and administrative expense as a percentage of net sales	20.9%	19.4%	18.7%
Depreciation	3,658	4,083	4,766
Total costs and expenses	1,831,873	1,824,070	1,871,847
Operating income	$57,390	$14,727	$43,369
Total Sears Hometown and Hardware stores	1,118	1,158	1,103

53 Week Period ended February 2, 2013 Compared to the 52 Week Period Ended January 28, 2012 -- Hometown
Net Sales
Net sales for 2012 increased $50.5 million, or 2.7%, to $1.9 billion from 2011. This increase in sales was primarily driven by the impact of the 53rd week, a 1.0% increase in comparable store sales and higher delivery revenues partially offset by the impact of store closings (net of new stores). The 1.0% comparable store sales increase was due to higher sales of home appliances resulting from pricing, promotion and margin optimization strategies and improved assortments. Partially offsetting these increases were declines in lawn and garden sales due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to de-emphasize the category. The higher delivery revenues were due to a promotional strategy change that relied less on free delivery offers.

Gross Margin
Gross margin was $455.4 million, or 24.1% of sales, in 2012, compared to $375.2 million or 20.4% of sales in 2011. The 370 basis point increase in gross margin primarily resulted from a $27.4 million reduction in occupancy costs due to franchising additional company operated stores, $12.1 million of store closing reserve charges in 2011, an $11.1 million increase in delivery margins, a 61 basis point impact from higher merchandise margins resulting from a higher proportion of home appliance sales and higher margins in the lawn and garden and tools categories, and a $3.5 million increase in online commissions for sales fulfilled through Sears.com. It also reflects approximately $4.0 million in warranty expense timing benefit in 2012, and $3.7 million in benefit in 2012 from the impact of store closing reserves established in 2011. These favorable impacts were partially offset by $5.7 million of warranty reserve estimate changes, which resulted from a $4.0 million reduction in reserves in 2011 and a $1.7 million increase in reserves in 2012, and a $2.8 million impact of consumer electronics clearance activity in 2012 as a result of the decision to de-emphasize the category.
Selling and Administrative Expenses
Selling and administrative costs increased to $394.3 million, or 20.9% of sales, in 2012 as compared to $356.4 million, or 19.4% of sales, in 2011. This increase primarily resulted from higher owner commissions related to the conversion of company-operated stores to franchisee-operated stores, additional selling and administrative expense from the 53rd week, an estimated $2.5 million in higher costs from operating as an independent public company since the Separation and increased marketing investments. These increases were partially offset by a decrease in payroll and benefits, which also resulted from the franchise conversions. Additional offsets to the increase include having $0.8 million in store closing and severance costs in 2012 compared to $3.8 million in 2011.
Operating Income

Operating income increased to $57.4 million in 2012 compared to $14.7 million in 2011. The $42.7 million increase is primarily due to the higher sales and higher gross margin rate partially offset by higher selling and administrative expenses as noted above.
52 Week Period ended January 28, 2012 Compared to the 52 Week Period Ended January 29, 2011—Hometown
Net Sales
Hometown net sales decreased $76.4 million, or 4.0%, to $1.8 billion in 2011 from $1.9 billion in 2010. The decrease was primarily due to a 6.1% decline in comparable store sales which was partially offset by new store openings. The decline in comparable store sales for 2011 was driven by a decline in home appliance sales which resulted from the government-sponsored appliance stimulus programs in 2010. During 2010, as part of the economic recovery measures, the U.S. Federal Government distributed approximately $300 million to various states and territories for use in providing rebates to consumers who purchased new energy efficient home appliances. This program benefited Hometown in 2010, but was not repeated in 2011. In addition, lawn and garden sales declined primarily due to weather-related conditions in the southwest region of the country, which experienced a significant drought and reduced demand for such items. We opened 63 new Hometown Stores, 14 Home Appliance Showrooms and 2 Hardware Stores in 2011 which resulted in an increase of approximately $23.7 million in net sales.
Gross Margin
Gross margin was $375.2 million, or 20.4% of net sales, in 2011, as compared to $406.4 million, or 21.2% of net sales, in 2010. The total decline in gross margin of $31.2 million was primarily driven by the above-noted sales decline along with charges of $12.1 million related to the decision to close 84 underperforming stores (See Note 6 in Notes to Consolidated Financial Statements for additional details) and $11.7 million of expenses related to the Shop Your Way Rewards program. We did not make any such decisions in 2010 and as such we did not record any similar charges in 2010. Sears Holdings was in its initial launch of the Shop Your Way Rewards program in 2010. In 2011, after the initial launch, each business of Sears Holdings was charged for expenses related to members’ purchases in their stores.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $356.4 million in 2011 from $358.2 million in 2010. Selling and administrative expenses as a percentage of net sales increased to 19.4% of net sales in 2011 from 18.7% of net sales in 2010 primarily due to the decrease in sales. Selling and administrative expense for 2011 included charges of $3.8 million for store closing and severance costs.
Operating Income
Operating income in 2011 was $14.7 million as compared to operating income of $43.4 million in 2010. Operating income for 2011 included total charges of $16.1 million related to store closures. The overall decline in operating income of $28.6 million was primarily due to the decline in gross margin.

Outlet
Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2012	2011	2010
Net sales	$564,343	$505,402	$432,171
Comparable store sales %	(0.8)%	8.7%	(0.4)%
Cost of sales and occupancy	406,327	356,880	302,387
Gross margin	158,016	148,522	129,784
Margin rate	28.0%	29.4%	30.0%
Selling and administrative	110,065	102,284	84,055
Selling and administrative expense as a percentage of net sales	19.5%	20.2%	19.4%
Depreciation	5,816	5,691	6,636
Total costs and expenses	522,208	464,855	393,078
Operating income	$42,135	$40,547	$39,093
Total Sears Outlet stores	127	116	102

53 Week Period ended February 2, 2013 Compared to the 52 Week Period Ended January 28, 2012 -- Outlet

Net Sales
Net sales for 2012 increased $58.9 million, or 11.7% to $564.3 million from 2011. This increase in sales was primarily driven by new stores, the impact of the 53rd week, higher liquidation income via a third party on primarily excess apparel inventory received from Sears Holdings end-of-season markouts and higher delivery revenues partially offset by a 0.8% decrease in comparable store sales. The comparable sales decrease was driven by declines in home appliances due to the level and mix of inventory, lawn and garden due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to de-emphasize the category. These declines were partially offset by assortment expansion in tools and mattresses, sales increases in stores that carry apparel and an increase in the number of stores that carry apparel contributed to comparable store sales increases in these categories.  We opened 14 new Outlet stores in 2012 which resulted in an increase of approximately $34.1 million in net sales, excluding the impact of the 53rd week.

Gross Margin
Gross margin was $158.0 million, or 28.0% of sales, in 2012 compared to $148.5 million, or 29.4% of sales, in 2011. The 140 basis point decrease in gross margin rate was primarily driven by a 152 basis point impact from a decline in merchandise margin rates primarily driven by home appliances resulting from a reduced supply of higher margin, "as-is" product, partially offset by a shift in the balance of sales into higher margin categories such as mattresses and apparel. Gross margin was also impacted by $1.5 million of warranty reserve estimate changes, which resulted from a $1.1 million reduction in reserves in 2011 and a $0.4 million increase in reserves in 2012, $1.4 million primarily due to additional occupancy costs as a result of operating as an independent public company since the Separation, approximately $0.2 million unfavorable impact of warranty expense timing in 2012 and a $2.1 million increase in liquidation income.
Selling and Administrative Expenses
Selling and administrative costs increased to $110.1 million, or 19.5% of sales, in 2012 as compared to $102.3 million, or 20.2% of sales, in 2011. This increase primarily resulted from additional investments in marketing, additional selling and administrative expenses associated with the 53rd week, higher payroll and benefits and an estimated $1.1 million in higher costs from operating as an independent public company since the Separation.
Operating Income

Operating income increased to $42.1 million in 2012 compared to $40.5 million in 2011. The $1.6 million increase is primarily due to the higher sales partially offset by a lower gross margin rate and higher selling and administrative expenses as noted above.

52 Week Period ended January 28, 2012 Compared to the 52 Week Period Ended January 29, 2011—Outlet
Net sales
Outlet net sales increased $73.2 million, or 16.9%, to $505.4 million in 2011 from net sales of $432.2 million in 2010. The increase was primarily due to an increase in comparable store sales of 8.7% as well as an increase in net sales due to new store openings. The increase in comparable store sales in 2011 was driven primarily by increases in the home appliance, lawn and garden, apparel and mattress categories. Increases in these categories were driven by improved functionality of Searsoutlet.com, assortment changes, such as the purchase of patio furniture and grills, increased inventory in certain categories like tractors and an increase in the number of stores that carry apparel. Unlike the Hometown stores, the government-sponsored appliance stimulus program did not have a significant impact on Outlet because the program was applicable to new energy-efficient home appliances, which is only a small portion of the home appliance offering at Outlet. In addition, the weather-related conditions in the southwest region of the country had a disproportionately higher impact on Hometown stores due to the significantly higher store base, store locations and mix of lawn and garden product. We opened 17 new Outlet stores in 2011 which resulted in an increase of approximately $23.2 million in net sales.
Gross Margin
Outlet gross margin was $148.5 million, or 29.4% of net sales, in 2011, as compared to $129.8 million, or 30.0% of net sales, in 2010. The decrease of 60 basis points in gross margin rate was primarily due to expenses related to the Shop Your Way Rewards program. Sears Holdings was in its initial launch of the Shop Your Way Rewards program in 2010. In 2011, after the initial launch, each business of Sears Holdings was charged for expenses related to members’ purchases in their stores. Gross margin rates for Outlet are generally higher than those for Hometown due to the lower cost of product acquisition for the outlet-value products market.
Selling and Administrative Expenses
Selling and administrative expenses increased $18.2 million in 2011 to $102.3 million, or 20.2% of net sales, from $84.1 million, or 19.4% of net sales, in 2010. The increase in selling and administrative expenses was primarily due to sales growth, a higher number of Outlet stores and additional investments in marketing to increase awareness of our Outlet stores.
Operating Income
Operating income in 2011 was $40.5 million as compared to $39.1 million in 2010, due to increases in net sales being partially offset by a decline in gross margin rate as well as an increase in selling and administrative expenses.

Analysis of Financial Condition
Cash Balances
We had cash and cash equivalents of $20.1 million as of February 2, 2013, and $0.7 million as of January 28, 2012.
For 2012 we financed our operations and investments with cash generated from operations and borrowings under our Senior ABL Facility. Our primary liquidity needs are for funding inventory purchases, capital expenditures and general corporate purposes.

Cash Flows from Operating Activities
For 2012, cash provided by operating activities was $121.6 million as compared to $38.5 million for 2011. The improvement in operating cash flows predominately relates to improvements in net income and lower working capital requirements. The lower working capital requirements primarily resulted from more favorable payment terms with Sears

Holdings after the Separation which provided $79.5 million of operating cash flows, offset by a $34.7 million increase in inventories.

Merchandise inventories were $428.4 million at February 2, 2013 and $393.7 million at January 28, 2012. The $34.7 million increase is principally due to assortment expansion, primarily in mattresses, tools and cooking, an increase in the number of Outlet stores, additional home appliance inventory in Outlet stores, and seasonal outdoor living purchases that occurred earlier in calendar year 2013 than in 2012.
We obtain our merchandise through agreements with Sears Holdings or through vendors. For fiscal year 2012, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 87% of total purchases of all inventory from all vendors. The loss of or a material reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
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
Cash Flows from Investing Activities
Cash used in investing activities was $8.1 million for 2012 compared to $10.0 million for 2011. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $94.1 million for 2012 compared to $28.6 million for 2011. The increase of $65.5 million in cash used in financing activities in 2012 from 2011 was due to a $100 million cash dividend paid to Sears Holdings at the time of the Separation offset primarily by $20 million in net borrowings on our Senior ABL facility and a $14.2 million reduction in transfers to Sears Holdings. We drew $100 million on our Senior ABL Facility to fund the dividend to Sears Holdings. The outstanding balance had been reduced to $20.0 million as of February 2, 2013.
Financing Arrangements
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of February 2, 2013, we had $20.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of February 2, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 2, 2013 was $219.1 million with $3.4 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter. The interest rate was 4.50% at February 2, 2013.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to our capital stock (other than the $100 million dividend paid to Sears Holdings prior to the Separation), make prepayments on other indebtedness, engage in mergers or change the nature of our business. See "Item 5. Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities" of this Annual Report on Form 10-K for additional information regarding restrictions in the Senior ABL Facility on cash dividends.

In addition, until October 11, 2013 we cannot permit availability (as determined in accordance with the Senior ABL Facility) to be less than the the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”). Also, if at any time after October 11, 2013 availability becomes less than the Minimum Amount, and while availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility). Based on availability, neither of these requirements was in effect at February 2, 2013.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As a result, we expect to fund our ongoing operations through existing cash and cash equivalents, cash generated by operating activities and availability under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. As of February 2, 2013, we had cash and cash equivalents of $20.1 million.
Capital lease obligations as of February 2, 2013 and January 28, 2012 were $2.2 million and $4.0 million, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of February 2, 2013 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$20,000	$20,000	$—	$—	$—
Capital leases	2,232	1,463	769	—	—
Operating leases	200,565	52,403	69,155	36,233	42,774
Total Contractual Obligations	$222,797	$73,866	$69,924	$36,233	$42,774

Application of Critical Accounting Policies and Estimates
In preparing the financial statements, certain accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. These estimates are complex and subject to an inherent degree of uncertainty. We base our estimates on historical experience, terms of existing contracts, evaluation of trends and other assumptions that we believe to be reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. Although the use of estimates is pervasive throughout the financial statements, we consider an accounting estimate to be critical if:

•	it requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

•
changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on our financial condition, cash flows or results of operations.

We believe that the current assumptions and other considerations used to estimate amounts reflected in the financial statements are appropriate. However, if actual experience differs from the assumptions and the considerations used in estimating amounts, the resulting changes could have a material adverse effect on our results of operations, and in certain situations, could have a material adverse effect on our financial condition.
The following is a summary of our most critical policies and estimates. See Note 1 of the Notes to the Consolidated Financial Statements for a listing of our other significant accounting policies.
Valuation of Inventory
Our inventory is valued at the lower of cost or market determined primarily using the retail inventory method, or “RIM.” RIM is an averaging method that is commonly used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the year’s purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. We monitor the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.
RIM inherently requires management judgment and certain estimates that may significantly affect the ending inventory valuation, as well as gross margin. The methodologies utilized by SHO in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, and the accounting for retail price changes. We believe that SHO’s RIM provides an inventory valuation that reasonably approximates cost. Among others, two significant estimates used in inventory valuation are the level and timing of permanent markdowns (clearance markdowns used to clear unproductive or slow-moving inventory) and shrinkage. Amounts are charged to cost of sales at the time the retail value of inventory is reduced through the use of permanent markdowns.
Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion and design trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown cadences. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.
Income Taxes

We account for income taxes in accordance with accounting standards for such taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, we may record a valuation allowance against certain deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. Pursuant to a Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax benefits through the date of the Separation.
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any. As further described above, we consider estimates of the amount and character of future taxable income in assessing the likelihood of realization of deferred tax assets. Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and our forecasted financial condition and results of operations in future periods. Although we believe current estimates are reasonable, actual results could differ from these estimates.
In connection with the Separation, we entered into a Tax Sharing Agreement with Sears Holdings which governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation.
Goodwill Impairment Assessment
We had a goodwill balance of $167 million as of February 2, 2013 and January 28, 2012. We evaluate the carrying value of goodwill for possible impairment under accounting standards governing goodwill and other intangible assets. As required by accounting standards, we perform annual goodwill impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Following the Separation, our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. Therefore, following the Separation, our stock may trade below our book value and a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our Consolidated Financial Statements.
Our goodwill resides in the Hometown Stores reporting unit within the Hometown segment. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market participant approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The projection uses our best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by equally weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.
We did not record any goodwill impairment charges in 2012, 2011 or 2010.
The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting unit, the discount rate used to discount such cash flows, or the estimated fair value of the reporting unit’s tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge. At the 2012 annual impairment test date, the conclusion that no indication of goodwill impairment existed for our Sears Hometown reporting unit would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our Sears Hometown reporting unit to its net present value in determining its estimated fair value and/or 2) a 100 basis point decrease in the estimated sales growth rate and/or terminal period growth rate.
Based on our sensitivity analysis, the recorded goodwill balance was not at risk of impairment at the end of the year because the fair value at that time was substantially in excess of the carrying value and not at risk of failing step one. However, goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, which will include the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for Hometown.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include without limitation information concerning our future financial performance, business strategy, plans, goals and objectives.

Statements preceded or followed by, or that otherwise include, the words *[check references] “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our continued reliance on Sears Holdings for most products and services that are important to the successful operation of our business; our potential need to depend on Sears Holdings beyond the expiration or earlier termination by Sears Holdings of certain of our agreements with Sears Holdings; the willingness and ability of Sears Holdings to meet their contractual obligations to us; our ability to offer merchandise and services that our customers want, including those under the Kenmore, Craftsman, and DieHard brands (which brands are owned by subsidiaries of Sears Holdings); the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with the Kenmore, Craftsman, or DieHard brands; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, operating as a standalone business entity, and the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received different terms from unaffiliated third parties; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; impairment charges for goodwill or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other employees; the impact of increased costs associated with being a public company; our ability to maintain effective internal controls as a public company; our ability to realize the benefits that we expect to achieve from the Separation; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to interest rate risk associated with our Senior ABL Facility, which bears interest at a variable rate. Assuming our Senior ABL Facility were fully drawn in principal amount equal to $250 million, each one percentage point change in interest rates would result in a $2.5 million change in annual cash interest expense on our Senior ABL Facility.

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
thousands, except per share amounts	February 2, 2013	January 28, 2012	January 29, 2011
NET SALES	$2,453,606	$2,344,199	$2,347,387
COSTS AND EXPENSES
Cost of sales and occupancy	1,840,207	1,820,516	1,811,227
Selling and administrative	504,400	458,635	442,296
Depreciation	9,474	9,774	11,402
Total costs and expenses	2,354,081	2,288,925	2,264,925
Operating income	99,525	55,274	82,462
Interest income (expense)	(899)	(913)	(421)
Other income	1,354	422	207
Income before income taxes	99,980	54,783	82,248
Income tax expense	(39,900)	(21,727)	(32,492)
NET INCOME	$60,080	$33,056	$49,756

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$2.60	$1.43	$2.15
Diluted:	$2.60	$1.43	$2.15

Basic and diluted weighted average common shares outstanding	23,100	23,100	23,100
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,068	$694
Accounts receivable	10,986	9,006
Merchandise inventories	428,437	393,658
Prepaid expenses and other current assets	14,321	2,163
Total current assets	473,812	405,521
PROPERTY AND EQUIPMENT, net	53,383	59,996
GOODWILL	167,000	167,000
LONG-TERM DEFERRED TAXES	69,001	8,368
OTHER ASSETS	22,607	10,953
TOTAL ASSETS	$785,803	$651,838
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$20,000	$—
Payable to Sears Holdings Corporation	79,491	—
Accounts payable	31,830	17,156
Other current liabilities	83,211	75,235
Current portion of capital lease obligations	1,463	2,061
Deferred income taxes	—	13,733
Total current liabilities	215,995	108,185
CAPITAL LEASE OBLIGATIONS	769	1,937
OTHER LONG-TERM LIABILITIES	2,752	3,610
TOTAL LIABILITIES	219,516	113,732
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	231	—
Authorized shares: 400,000
Issued shares: 23,100
Outstanding shares: 23,100
Capital in excess of par value	556,575	—
Retained earnings	9,481	—
Divisional Equity, prior to the Separation	—	538,106
TOTAL STOCKHOLDERS' EQUITY	566,287	538,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$785,803	$651,838
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	February 2, 2013	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,080	$33,056	$49,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,474	9,774	11,402
Change in operating assets and liabilities:
Accounts receivable	(10,301)	(11,042)	(2,212)
Merchandise inventories	(34,779)	947	(15,089)
Payable to Sears Holdings Corporation	79,491	—	—
Accounts payable	14,674	623	1,583
Store closing accruals	(2,201)	2,201	—
Customer deposits	3,046	4,903	3,482
Deferred income taxes	(1,641)	904	4,067
Other operating assets	(2,602)	(1,654)	1,352
Other operating liabilities	6,343	(1,247)	(5,387)
Net cash provided by operating activities	121,584	38,465	48,954
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,110)	(9,991)	(5,819)
Net cash used in investing activities	(8,110)	(9,991)	(5,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	(12,264)	(26,533)	(40,807)
Dividend paid to Sears Holdings Corporation	(100,000)	—	—
Payments of capital lease obligations	(1,836)	(2,061)	(2,211)
Short-term borrowings	380,700	—	—
Payments of short-term borrowings	(360,700)	—	—
Net cash used in financing activities	(94,100)	(28,594)	(43,018)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,374	(120)	117
CASH AND CASH EQUIVALENTS—Beginning of period	694	814	697
CASH AND CASH EQUIVALENTS—End of period	$20,068	$694	$814
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$899	$913	$421
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 30, 2010	—	$—	$—	$—	$522,634	$522,634
Net income	—	—	—	—	49,756	49,756
Net transfer to Sears Holdings Corporation	—	—	—	—	(40,807)	(40,807)

Balance at January 29, 2011	—	—	—	—	531,583	531,583

Net income	—	—	—	—	33,056	33,056
Net transfer to Sears Holdings Corporation	—	—	—	—	(26,533)	(26,533)

Balance at January 28, 2012	—	—	—	—	538,106	538,106

Net income	—	—	—	9,481	50,599	60,080
Net transfer to Sears Holdings Corporation	—	—	—	—	(12,264)	(12,264)
Dividend paid to Sears Holdings Corporation	—	—	—	—	(100,000)	(100,000)
Reclassification of divisional equity to common stock and additional paid in capital in conjunction with the Separation	23,100	231	476,210	—	(476,441)	—
Tax adjustment related to the Separation	—	—	80,365	—	—	80,365

Balance at February 2, 2013	23,100	$231	$556,575	$9,481	$—	$566,287
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of February 2, 2013, the Company and its dealers and franchisees operated 1,245 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and in the other items of this Form 10-K the terms “we,” “us,” “our,” “SHO” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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
As part of the Separation, Sears Holdings contributed to SHO equity intercompany balances due to/from Sears Holdings, which included amounts arising from pre-Separation purchases of merchandise inventories and which are included in Divisional Equity. After the Separation, the Company continues to purchase most of its merchandise from Sears Holdings and amounts payable to Sears Holdings are reflected separately on the consolidated balance sheet.
Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Prior to the Separation, the financial statements represented the Hometown and Hardware and Outlet businesses of Sears Holdings and with respect to all periods prior to the Separation were derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company's business. As pre-Separation business operations of Sears Holdings, we did not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into services agreements to provide SHO with certain support services under the terms described in Note 5. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The consolidated financial statements contained herein may not be indicative of the Company’s financial position, operating results and cash flows in the future, or what they would have been if the Hometown and Hardware and Outlet businesses of Sears Holdings had been a stand-alone company during all periods prior to the Separation.

In connection with the Separation we entered into an asset-based senior secured revolving credit facility (the “Senior ABL Facility”) with a group of financial institutions. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 2, 2013 was $219.1 with $3.4 million of letters of credit outstanding under the facility.

We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Income Per Share

In connection with the Separation, stockholders purchased from Sears Holdings a total of 23.1 million shares of our common stock upon the exercise of subscription rights distributed to Sears Holdings' stockholders. This share amount has been utilized for the calculation of basic and diluted income per share for all periods prior to the Separation. Dilutive income per share includes the dilutive effect of potential common shares. There were no dilutive securities in any of the periods presented.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 each year. Unless otherwise stated, references to years in this prospectus relate to fiscal years rather than to calendar years. The following fiscal periods are presented herein.

Fiscal Year	Ended	Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts receivable valuation, estimating depreciation and recoverability of long-lived assets, establishing insurance, warranty, legal and other reserves, performing goodwill and long-lived asset impairment analysis, and establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the date of purchase. We also include deposits in-transit from banks for payments related to third-party credit card and debit card transactions within cash equivalents.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and notes receivable balances were $0 at February 2, 2013 and January 28, 2012. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market. Merchandise inventories are valued under the retail inventory method, or “RIM,” using primarily a last-in, first-out, or “LIFO,” cost flow assumption.
Inherent in RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost, as well as resulting gross margins. The methodologies utilized by us in our application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes and the computations inherent in the LIFO adjustment (where applicable). Management believes that RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. The inventory allowance for shrinkage and obsolescence was $12 million at February 2, 2013 and January 28, 2012.
In connection with our LIFO calculation we estimate the effects of inflation on inventories, by utilizing external price indices determined by an outside source, the Bureau of Labor Statistics. If the first-in, first-out, or "FIFO" method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $0.7 higher at February 2, 2013 and $1.0 million higher at January 28, 2012.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Rebates and Allowances
Sears Holdings receives rebates and allowances from certain vendors through a variety of programs and arrangements intended to offset the costs of promoting and selling certain vendor products. Sears Holdings allocates a portion of the rebates and allowances to us based on shipments to or sales of the related products to the Company. These vendor payments are recognized and recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.
Property and equipment consists of the following:

thousands	February 2, 2013	January 28, 2012
Land	$2,903	$10,370
Buildings and improvements	57,281	55,408
Furniture, fixtures and equipment	29,378	24,208
Capitalized leases	11,760	15,365
Total property and equipment	101,322	105,351
Less: accumulated depreciation	(47,939)	(45,355)
Total property and equipment, net	$53,383	$59,996
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 15 to 25 years for buildings, 3 to 10 years for furniture, fixtures and equipment, and 3 to 5 years for computer systems and equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairment charges recorded during 2012, 2011, or 2010.
We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities and compensation. As such, we record a liability for costs associated with location closings, which includes employee severance, inventory markdowns and other liquidation fees when management makes the decision to exit a location, which is the date the liability is incurred. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location. See Note 6 to the Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Impairment Assessments
As required by accounting standards, we perform annual goodwill impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and the testing for recoverability of a significant asset group within a reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our Consolidated Financial Statements.
Our goodwill resides in the Sears Hometown reporting unit within the Sears Hometown and Hardware segment. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market participant approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate for the reporting unit. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by equally weighting the fair values determined through both the market participant and income approaches.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. There were no impairment charges recorded during 2012, 2011, or 2010.
Leases
We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected terms of the lease and contractual minimum lease payments as defined within the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight line method over the term of the lease. We have subleases on 147 locations with Sears Holdings. We had rent expense paid to Sears Holdings of $30.9 million, $26.8 million and $26.3 million in 2012, 2011 and 2010, respectively.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2012	2011	2010
Minimum rentals	$52,294	$47,938	$45,664
Less-Sublease rentals	(14,626)	(3,307)	—
Total	$37,668	$44,631	$45,664

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

Fiscal Year	Capital Leases	Operating Leases
thousands
2013	$1,463	$52,403
2014	769	38,127
2015	—	31,028
2016	—	23,294
2017	—	12,939
Thereafter	—	42,774
Total Minimum Lease Payments	2,232	200,565
Less - Sublease Income on Leased Properties	—	(34,226)
Net Minimum Lease Payments	2,232	$166,339

Less:
Implicit Interest	—
Capital Lease Obligations	2,232
Less Current Portion of Capital Lease Obligations	(1,463)
Long-term Capital Lease Obligations	$769

Warranty Reserves
Prior to the Separation, we were responsible for providing warranty coverage on certain Kenmore, Craftsman and DieHard products that we sold. We were self-insured for certain costs related to these claims. Our liability reflected on the Consolidated Balance Sheet, classified within other current liabilities, represents an estimate of the ultimate cost of claims incurred and includes those not yet reported at the balance sheet date. In estimating this liability, we utilize loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Expected payments as of February 2, 2013 were $3.7 million. This remaining reserve should be depleted in the first quarter of fiscal 2013.

The following table presents changes in the Company’s warranty reserves:

thousands	February 2, 2013	January 28, 2012
Warranty reserve, beginning of period	$11,765	$16,854
Expense accruals during the period	2,090	8,674
Payments made under warranties	(10,121)	(13,763)
Warranty reserve, end of period	$3,734	$11,765
In conjunction with the Separation, an agreement was negotiated under which the Company will purchase inventory from Sears Holdings with warranty. The Company expects the incrementally higher product costs to be similar to the warranty costs incurred to service products that were purchased without warranty.

Insurance Programs

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company historically participated in Sears Holdings’ insurance programs. We entered into our own insurance contracts for exposures incurred after the Separation with third-party insurance companies for a number of risks including worker’s compensation and general liability claims. Insurance expense of $6 million, $6 million and $7 million was recorded during 2012, 2011 and 2010, respectively. The Company believes that the arrangements entered into after the Separation are not materially different than those that existed pre-Separation.
Loss Contingencies
We account for contingent losses in accordance with accounting standards pertaining to loss contingencies. Under accounting standards, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.
Revenue Recognition
Revenues include sales of merchandise, commissions on merchandise sales made through www.sears.com and www.searsoutlet.com, services and extended service contracts, and delivery and handling revenues related to merchandise sold. We recognize revenues from retail operations at the later of the point of sale or the delivery of goods to the end user. Net sales are presented net of any taxes collected from customers and remitted to governmental authorities. We recognize revenues from commissions on services and extended service contracts, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.
The Company accepts Sears Holdings gift cards as tender for purchases and is reimbursed by Sears Holdings for gift cards tendered.
Reserve for Sales Returns and Allowances
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserves for returns and allowances were $2 million at February 2, 2013 and $1 million at January 28, 2012.
Cost of Sales and Occupancy
Cost of sales and occupancy are comprised principally of the costs of merchandise, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty, royalties related to the sale of Kenmore, Craftsman and DieHard products, customer shipping and handling costs, vendor allowances, markdowns and physical inventory losses.
Dealer and Franchise Commissions
Based on the terms of our dealer and franchise agreements, we pay commissions to our dealers and franchises on the net sales of merchandise and extended service contracts. In addition, each dealer/franchisee can earn commissions for third-party gift cards sold, marketing support, home improvement referrals, rent support and a variety of other activities. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $242 million, $188 million and $186 million in 2012, 2011 and 2010, respectively.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of dealer and franchise commissions, payroll and benefits costs for retail and support employees, advertising, pre-opening costs and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $67 million, $65 million and $62 million for 2012, 2011 and 2010, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Income.
Income Taxes
We account for income taxes in accordance with accounting standards pertaining to such taxes. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being recognized upon settlement. We will be subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. Theses audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years. Interest and penalties are classified as income tax expense in the Consolidated Statement of Income.
Prior to the separation, our taxable income was included in the federal consolidated, state and foreign income tax returns of Sears Holdings or its affiliates. Income taxes in these consolidated financial statements have been recognized on a separate return basis. Under the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the separation. For all periods after the separation, the Company is responsible for any federal, state or foreign tax liability.
Fair Value of Financial Instruments
We determine the fair value of financial instruments in accordance with standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in GAAP. Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. We report the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:
Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information.
Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.
Level 3 inputs—unobservable inputs for the asset or liability.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents (level 1), accounts receivable, short-term debt (level 2), merchandise payables and accrued expenses are reflected in the Consolidated Balance Sheet at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rate is a significant input in our fair value assessments.
We measure certain non-financial assets and liabilities, including long-lived assets at fair value on a non-recurring basis.
The Company was not required to measure any other significant non-financial assets and liabilities at fair value as of February 2, 2013 and January 28, 2012.
New Accounting Pronouncements
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for us in the first quarter of 2013. The update may primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Testing Goodwill for Impairment
In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company pre-Separation and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and must be applied retrospectively for all periods presented in the financial statements. This update was effective and adopted by the Company pre-Separation, but did not impact the Company's consolidated financial position, results of operations or cash flows.
Disclosures about Fair Value Measurements
In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company pre-Separation and impacted the Company's disclosures, but otherwise did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - STOCK-BASED COMPENSATION

The Company's Board of Directors has adopted, subject to stockholder approval, the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Four million shares are reserved under the Plan. As of February 2, 2013 no awards had been granted under the Plan.
NOTE 3—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

thousands	February 2, 2013	January 28, 2012
Customer deposits	34,914	31,868
Sales and other taxes	13,607	14,229
Accrued expenses	24,703	12,376
Warranty accrual	3,734	11,765
Payroll and related items	9,005	6,406
Store Closing Accrual	—	2,201
Total Other current and long-term liabilities	$85,963	$78,845
NOTE 4—INCOME TAXES
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For 2012, 2011 and 2010, no unrecognized tax benefits have been identified and reflected in the financial statements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As no unrecognized tax benefits have been identified and reflected in the consolidated financial statements, no interest or penalties related to unrecognized tax benefits are reflected in the consolidated balance sheets or statements of income.

As of January 28, 2012 the assets and liabilities of the Sears Hometown and Hardware and Sears Outlet businesses were owned by subsidiaries of Sears Holdings. On August 31, 2012, through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. This tax adjustment related to the Separation was accounted for as an equity contribution that increased net deferred tax assets by $80.4 million reflecting the stepped-up tax basis in excess of the book basis that occurred in connection with the intercompany transactions described above, primarily for merchandise inventories, favorable leases, fixed assets, and royalty-free licenses to use the "Sears" name.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for income tax expense for 2012, 2011 and 2010 consist of the following:

	Fiscal Year Ended
thousands	2012	2011	2010
Income before income taxes:
U.S.	$95,966	$52,423	$80,840
Foreign	4,014	2,360	1,408
Total	$99,980	$54,783	$82,248
Income tax expense (benefit):
Current:
Federal	$33,469	$16,329	$22,905
State	6,848	3,808	4,971
Foreign	1,224	686	549
Total	41,541	20,823	28,425
Deferred:
Federal	(2,226)	787	3,399
State	585	117	668
Total	(1,641)	904	4,067
Income tax provision	$39,900	$21,727	$32,492

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

	Fiscal Year Ended
	2012	2011	2010
Federal tax rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	4.9%	4.7%	4.5%
Effective tax rate	39.9%	39.7%	39.5%

The major components of the deferred tax assets and liabilities as of February 2, 2013 and January 28, 2012 are as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
thousands	February 2, 2013	January 28, 2012
Deferred tax assets
Capital Leases	$426	$841
Deferred Compensation	3,249	1,342
Deferred Rent	1,820	1,410
Favorable Leases	2,393	—
Inventory	1,627	—
Property	2,943	6,117
Royalty-free License	61,418	—
Store Closing Reserve	47	4,207
Warranty	1,447	4,594
Other	1,813	1,103

Total deferred tax assets	77,183	19,614
Deferred tax liabilities
Inventory	—	(24,963)
Other	(542)	(16)

Total deferred tax liabilities	(542)	(24,979)
Net deferred tax assets (liabilities)	$76,641	$(5,365)

We account for income taxes in accordance with accounting standards for such taxes, which require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities.  Accounting standards also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax assets will not be realized.
NOTE 5—RELATED-PARTY AGREEMENTS AND TRANSACTIONS AND CONTROLLED COMPANY STATUS

According to a Schedule 13D (Amendment No. 2) filed on October 11, 2012 with the Securities and Exchange Commissions by ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), ESL beneficially owned on the filing date 62.5% of our outstanding shares of common stock. Based on publicly available data on March 20, 2013 ESL beneficially owned 55.4% of Sears Holdings' outstanding shares of common stock. Edward S. Lampert is Chairman of the Board and Chief Executive Officer of Sears Holdings.
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
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
We entered into a Separation Agreement with Sears Holdings pursuant to which Sears Holdings consummated the Separation. The Separation Agreement, among other things, provided for the allocation and transfer, through a series of intercompany transactions, of the assets and the liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings. In the Separation Agreement SHO and Sears Holdings agree to release each other from all pre-separation claims (other than with respect to the agreements executed in connection with the Separation) and each agrees to defend and indemnify the other with respect to its post-separation business.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
We obtain a significant amount of our merchandise inventories from Sears Holdings. This enables us to take advantage of the amount and scope of Sears Holdings purchasing activities. We have entered into a Merchandising Agreement with Sears Holdings, Kmart and SRC (the "Merchandising Agreement") pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears brand products (including products branded with the KCD Marks, or, collectively, the “KCD Products”) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, or the “Sears marks,” including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in 2018, subject to two three-year renewal terms with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners. We have also entered into agreements with Sears Holdings for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Sears Holdings' SYW program.

•
We obtain our merchandise from Sears Holdings and other vendors. For the year ended February 2, 2013, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 87% of our total purchases of inventory from all vendors with a comparable level of purchases from Sears Holdings in 2011 and 2010. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

•
Sears Holdings provides the Company with specified corporate services under an agreement that expires in 2018. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, logistics and distribution, information technology, online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Sears Holdings charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

•
Sears Holdings has licensed the Company until October 11, 2029, on a royalty-free basis, to use under specified conditions (1) the name “Sears” in our corporate name and to promote our businesses and (2) the www.searsoutlet.com, www.searshomeapplianceshowroom.com, www.searshometownstores.com, and www.searshardwarestores.com domain names to promote our businesses. Also, Sears Holdings has licensed the Company until October 11, 2029, on an exclusive, royalty-free basis, under specified conditions to use for the purpose of operating our stores the names “Sears Appliance & Hardware,” “Sears Authorized Hometown Stores,” “Sears Hometown Store,” “Sears Home Appliance Showroom,” “Sears Hardware,” and “Sears Outlet Store.”

•
Sears Holdings has assigned to us leases for, or has subleased to us, many of the stores that we operate or that we have, in turn, subleased to franchisees. Generally, the terms of the subleases match the terms, including the payment of rent and expiration date, of the existing leases between Sears Holdings (or one of its subsidiaries) and the landlord. In addition, a small number of our stores are in locations where Sears Holdings currently operates one of its stores or a distribution facility. In such cases we have entered into a lease or sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store will operate, and we pay rent directly to Sears Holdings on the terms negotiated in connection with the Separation. We also lease from Sears Holdings office space for our corporate headquarters.

•
SHO receives commissions from Sears Holdings for specified sales of merchandise made through www.sears.com and www.searsoutlet.com, the sale of extended service contracts, delivery and handling services and relating to the use in our stores of credit cards branded with the Sears name.

These agreements may be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate. For additional, more comprehensive information regarding these

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements (including termination rights) see "Certain Relationships and Transactions" in the 2013 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
thousands

Net Commissions from Sears Holdings Corporation	$168,100	$145,196	$121,998
Purchases related to cost of sales and occupancy	1,673,832	1,756,274	1,787,161
Services included in selling and administrative	18,912	19,823	17,201

"Services included in selling and administrative" in 2012 consisted of allocations of $12.3 million of shared services costs pre-Separation and charges of $6.6 million of shared services costs post-Separation. We were also allocated pre-Separation expenses of $19.8 million and $17.2 million for 2011 and 2010, respectively, from Sears Holdings.

As a result of ESL's ownership of 62.5% of our outstanding shares of common stock, we qualify as, and have elected to become, a "controlled company" for the purposes of the NASDAQ Stock Market rules. This election allows us to rely on exemptions from specified corporate governance requirements applicable to NASDAQ-listed companies.

Following the Separation we incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on our Separation agreements.  Amounts due to or from Sears Holding are non-interest bearing, settled on a net basis, and have payments terms of 10 days after the invoice date. Prior to the Separation these amounts were recorded and settled through intercompany transfers to Sears Holdings.

NOTE 6—STORE CLOSING CHARGES AND SEVERANCE COSTS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through subleasing the leased space. During 2012 we closed 83 stores compared to closing 27 stores in 2011. In 2011, the Company made the decision to establish closing reserves for 84 stores, with 20 stores closing in 2011 and the remainder closing primarily in the first half of 2012. We recorded $0.8 million in charges for related lease obligations in 2012 compared to $0.2 million in 2011.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Store closing activity recorded in 2012 and 2011, and the remaining store closing cost accruals for 2012 and 2011, were as follows:

thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$—	$10,348
Store closing costs	—	—	797	—	—	797
Payments/utilizations	(8,147)	(150)	(853)	(1,995)	—	(11,145)
Balance at February 2, 2013	$—	$—	$—	$—	$—	$—
thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 29, 2011	$—	$—	$—	$—	$—	$—
Store closing costs	12,071	330	215	3,255	272	16,143
Payments/utilizations	(3,924)	(180)	(159)	(1,260)	(272)	(5,795)
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$—	$10,348

(1)
Store closing activity recorded within Cost of sales and occupancy on the Consolidated Statements of Income and remaining store closing cost accruals reported within Merchandise inventories on the Consolidated Balance Sheets.

(2)
Store closing activity recorded within Selling and administrative on the Consolidated Statements of Income and remaining store closing cost accruals reported within Other current liabilities on the Consolidated Balance Sheets.

(3)
Store closing activity recorded within Depreciation on the Consolidated Statements of Income and remaining store closing cost accruals reported within Property and equipment, net on the Consolidated Balance Sheets.

NOTE 7—FINANCING ARRANGEMENT
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of February 2, 2013 we had $20.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of February 2, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 2, 2013 was $219.1 million, with $3.4 million of letters of credit outstanding under the facility.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was 4.50% at February 2, 2013.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or distributions with respect to our capital stock (other than the $100 million dividend paid to Sears Holdings prior to the Separation), repurchase shares of our common stock, make prepayments on other indebtedness, engage in mergers or change the nature of our business.
In addition, until October 11, 2013 we cannot permit availability (as determined in accordance with the Senior ABL Facility) to be less than the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”).  Also, if at any time after October 11, 2013 availability becomes less than the Minimum Amount, and while availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on availability, neither of these requirements was in effect at February 2, 2013.
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
Prior to the Separation and in connection with the entry into SHO's Senior ABL Facility, SHO entered into an agreement with Sears Holdings and the agent under the Senior ABL Facility whereby Sears Holdings commits to (1) continue to provide services to SHO in connection with a realization on the lenders' collateral after default under the Senior ABL Facility notwithstanding SHO's default under the underlying agreements with Sears Holdings, and (2) provide specified notices and services to the agent for so long as any obligations remain outstanding under the Senior ABL Facility.

NOTE 8—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom formats. The Outlet reportable segment also represents a format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The Net Sales categories include appliances, lawn and garden, tools and paint and other. The other category includes Initial Franchise Revenue of $11.2 million, $11.6 million and $1.5 million for 2012, 2011 and 2010, respectively. "Initial Franchise Revenue" consists of franchise fees paid with respect to new or existing Company-owned stores we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,151,356	$452,201	$1,603,557
Lawn and garden	343,575	19,034	362,609
Tools and paint	234,457	15,859	250,316
Other	159,875	77,249	237,124
Total	1,889,263	564,343	2,453,606
Costs and expenses
Cost of sales and occupancy	1,433,880	406,327	1,840,207
Selling and administrative	394,335	110,065	504,400
Depreciation	3,658	5,816	9,474
Total	1,831,873	522,208	2,354,081
Operating income	$57,390	$42,135	$99,525
Total assets	$633,060	$152,743	$785,803
Capital expenditures	$3,338	$4,772	$8,110

	2011
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,041,447	$418,245	$1,459,692
Lawn and garden	357,661	21,805	379,466
Tools and paint	244,192	7,984	252,176
Other	195,497	57,368	252,865
Total	1,838,797	505,402	2,344,199
Costs and expenses
Cost of sales and occupancy	1,463,636	356,880	1,820,516
Selling and administrative	356,351	102,284	458,635
Depreciation	4,083	5,691	9,774
Total	1,824,070	464,855	2,288,925
Operating income	$14,727	$40,547	$55,274
Total assets	$525,826	$126,012	$651,838
Capital expenditures	$3,604	$6,387	$9,991

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,091,629	$378,841	$1,470,470
Lawn and garden	387,527	13,894	401,421
Tools and paint	238,797	5,279	244,076
Other	197,263	34,157	231,420
Total	1,915,216	432,171	2,347,387
Costs and expenses
Cost of sales and occupancy	1,508,840	302,387	1,811,227
Selling and administrative	358,241	84,055	442,296
Depreciation	4,766	6,636	11,402
Total	1,871,847	393,078	2,264,925
Operating income	$43,369	$39,093	$82,462
Total assets	$529,957	$111,484	$641,441
Capital expenditures	$1,146	$4,673	$5,819

NOTE 9 —QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables reflect the quarterly consolidated statements of income for the periods indicated.

	Fiscal Year Ended February 2, 2013
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$621,078	$644,464	$556,903	$631,161
COSTS AND EXPENSES
Cost of sales and occupancy	462,379	484,478	418,490	474,860
Selling and administrative	121,904	124,072	122,054	136,370
Depreciation	2,305	2,228	2,282	2,659
Total costs and expenses	586,588	610,778	542,826	613,889
Operating income	34,490	33,685	14,077	17,273
Interest income (expense)	(669)	628	(70)	(788)
Other income	226	360	383	385
Income before income taxes	34,047	34,673	14,390	16,870
Income tax expense	(13,454)	(13,606)	(5,629)	(7,211)
NET INCOME	$20,593	$21,067	$8,761	$9,659

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.89	$0.91	$0.38	0.42
Diluted:	$0.89	$0.91	$0.38	0.42

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted weighted average common shares outstanding	23,100	23,100	23,100	23,100

	Fiscal Year Ended January 28, 2012
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	584,632	629,577	538,968	591,022
COSTS AND EXPENSES
Cost of sales and occupancy	459,262	489,843	418,590	452,821
Selling and administrative	110,298	118,278	106,997	123,062
Depreciation	2,354	2,327	2,277	2,816
Total costs and expenses	571,914	610,448	527,864	578,699
Operating income	12,718	19,129	11,104	12,323
Interest income (expense)	(439)	(1,186)	117	595
Other income	63	74	90	195
Income before income taxes	12,342	18,017	11,311	13,113
Income tax expense	(4,928)	(7,092)	(4,498)	(5,209)
NET INCOME	$7,414	$10,925	$6,813	$7,904

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.32	$0.47	$0.29	0.34
Diluted:	$0.32	$0.47	$0.29	0.34

Basic and diluted weighted average common shares outstanding	23,100	23,100	23,100	23,100

Store closing costs and severance of $10.9 million was expensed in the fourth quarter of 2011.
NOTE 10—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1, prior to October 11, 2012, the Company operated as part of Sears Holdings Corporation (“Sears Holdings”). The accompanying consolidated financial statements, prior to October 11, 2012, were prepared from accounting records maintained by Sears Holdings and the Company and may not be indicative of what the financial position, results of operations, and cash flows would have been if the Company had been a stand-alone entity. As more fully described in Notes 1 and 5, certain costs included in the accompanying consolidated financial statements represent allocations from Sears Holdings.

BDO USA, LLP
Chicago, Illinois
April 1, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public account firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the company's fourth fiscal quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 27, 2013 the Company's Board of Directors elected Mr. James F. Gooch as a director. Also on that date the Board of Directors appointed Mr. Gooch as Chair of the Audit Committee of the Board of Directors. For additional information about Mr. Gooch see "Item 1-Election of Directors" in the 2013 Proxy Statement, which is incorporated by reference into Item 10 of this Annual Report on Form 10-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors,” “Corporate Governance-Independence of Audit Committee Members; Audit Committee Financial Experts,” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” of the 2013 Proxy Statement and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is included under the heading “Executive Officers” in this Annual Report on Form 10-K and is incorporated herein by reference.
SHO has adopted a Code of Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Conduct for its Board of Directors. Directors who are also officers of SHO are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Corporate Governance section of our website at www.shos.com. Any amendment to, or waiver from, a provision of either code of conduct will be posted to the above-referenced website.
There were no changes to the process by which stockholders may recommend nominees to the Board of Directors during the last year following the Separation.

Item 11.	Executive Compensation

Information regarding executive and director compensation is incorporated by reference to information under the headings “Item 1-Election of Directors-Executive Compensation,” “Item 1-Election of Directors-Compensation of Directors,” and “Item 1-Election of Directors-Compensation Committee Report” of the 2013 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "Item 1-Election of Directors-Compensation Committee Report" of the 2013 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1-Election of Directors-Amount and Nature of Beneficial Ownership” of the 2013 Proxy Statement.
Information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the material under the heading "Item 4-Approval of the Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program" of the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2013 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 6-Ratification of Appointment of Independent Registered Public Accounting Firm-Independent Registered Public Accounting Firm Fees” of the 2013 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed as part of this report:

(1)	Financial Statements
Financial Statements filed in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Schedules to Financial Statements:
All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto or included in Part II, Item 8 of this Annual Report on Form 10-K.
(3) List of Exhibits
Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARS HOMETOWN AND OUTLET STORES, INC.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* W. Bruce Johnson W. Bruce Johnson	Director, Chief Executive Officer and President (principal executive officer)	April 1, 2013

	* Steven D. Barnhart Steven D. Barnhart	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 1, 2013

	* William R. Harker William R. Harker	Chairman of the Board of Directors	April 1, 2013

	* E.J. Bird E.J. Bird	Director	April 1, 2013

	* Jeffrey Flug Jeffrey Flug	Director	April 1, 2013

	* James F. Gooch James F. Gooch	Director	April 1, 2013

	* Elizabeth Darst Leykum Elizabeth Darst Leykum	Director	April 1, 2013

	* Josephine Linden Josephine Linden	Director	April 1, 2013

By	/S/Steven D. Barnhart		April 1, 2013
* Steven D. Barnhart
Individually and as Attorney-in-fact

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
3.1
Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

3.2
Certificate of Amendment of Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

3.3	Bylaws of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641)).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.1
Separation Agreement between Sears Holdings Corporation and Sears Hometown and Outlet Stores, Inc. dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.2
Store License Agreement between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.3
Store License Agreement between Sears, Roebuck and Co. and Sears Home Appliance Showrooms, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.4
Store License Agreement between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.5
Trademark License Agreement between Sears, Roebuck and Co. and Sears Hometown and Outlet Stores, Inc. dated August 8, 2012 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.6(1)
Merchandising Agreement between Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.7
Services Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc. dated August 8, 2012 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.8(1)
Retail Establishment Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641))

10.9
Tax Sharing Agreement between Sears Holdings and Sears Hometown and Outlet Stores, Inc. dated as of August 8, 2012 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.10
Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated as of August 31, 2012 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.11(3)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.12(3)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.13(3)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.14(2)(3)	Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan.

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.15(3)
Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 000-51217)).

10.16(3)
Form of Executive Severance/Non-Compete Agreement (incorporated by reference to Exhibit 10.5 to Sears Holdings Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005 (File No. 000-51217)).

10.17(3)
Executive Severance Agreement dated and effective as of August 6, 2012 between Sears Holdings Corporation and its affiliates and subsidiaries and Steven D. Barnhart (incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012 (File No. 001-35641)).

10.18(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and W. Bruce Johnson dated August 28, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.19(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and William A. Powell dated August 28, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.20(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and John E. Ethridge II dated August 28, 2012 (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.21(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.22(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Steven D. Barnhart, dated August 28, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.23(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Becky Iliff, dated August 28, 2012 (incorporated by reference to Exhibit 10.23 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.24(3)	Director Compensation Policy of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.25(2)(3)	Executive Severance/Non-Compete Agreement dated February 14, 2006 between Sears Holdings Corporation and its affiliates and subsidiaries and W. Bruce Johnson.
10.26
Credit Agreement, dated as of October 11, 2012, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, as borrowers; Sears Hometown and Outlet Stores, Inc., as parent; Bank of America, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto, as lenders; CIT Finance LLC, as Syndication Agent; and Barclays Bank PLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641)).

10.27
Guaranty and Security Agreement, dated as of October 11, 2012, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto; and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641)).

21.1(2)	Subsidiaries of Sears Hometown and Outlet Stores, Inc.
24(2)	Powers of Attorney.
31.1(2)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(2)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(4)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income for the 14 and 53 Weeks Ended February, 2 2013 and January 28, 2012; (ii) the Consolidated Balance Sheets at February 2, 2013 and January 28, 2012; (iii) the Consolidated Statements of Cash Flows for the 53 Weeks Ended February 2, 2013 and January 28, 2012; (iv) the Consolidated Statements of Stockholders' Equity at February 2, 2013; and (v) the Notes to the Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

(1)
The Securities and Exchange Commission granted confidential treatment for the omitted portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

(4)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.