Form 10-Q/A
period 2013-05-04
Sears Hometown & Outlet Stores, Inc.
filed 2013-06-07
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 4, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35641
_______________________________________________
SEARS HOMETOWN AND OUTLET STORES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________

DELAWARE	80-0808358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 TRILLIUM BOULEVARD, SUITE 501 HOFFMAN ESTATES, ILLINOIS	60192
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer    ☒   Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐            No    ☒
As of June 7, 2013, the registrant had 23,189,221 common shares, $0.01 par value, outstanding.

EXPLANATORY NOTE
This amendment (this “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 of Sears Hometown and Outlet Stores, Inc., initially filed with the United States Securities and Exchange Commission on June 7, 2013 (the "Quarterly Report on Form 10-Q"), is being filed for the sole purpose of filing Exhibits 31.1, 31.2, and 32.1 that were omitted from the Quarterly Report on Form 10-Q due to a clerical error. No other changes have been made to the Quarterly Report on Form 10-Q and this amendment does not reflect events that may have occurred subsequent to the original filing time.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits.
An Exhibit Index has been filed as part of this amendment on Page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 7, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
10.1
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-35641) for the 53 weeks ended February 2, 2013).

10.2	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only), dated June 6, 2013.

**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at May 4, 2013, April 28, 2012 and February 2, 2013; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended May 4, 2013 and April 28, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith.

** Previously furnished. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

5