Form 10-Q
period 2013-06-06
Sears Hometown & Outlet Stores, Inc.
filed 2013-06-07
CIK 1548309

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 6, 2013, the registrant had 23,189,221 common shares, $0.01 par value, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 4, 2013 and April 28, 2012

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	May 4, 2013	April 28, 2012
NET SALES	$601,117	$621,078
COSTS AND EXPENSES
Cost of sales and occupancy	446,869	462,379
Selling and administrative	127,188	121,904
Depreciation	2,341	2,305
Total costs and expenses	576,398	586,588
Operating income	24,719	34,490
Interest income (expense)	(589)	(669)
Other income	415	226
Income before income taxes	24,545	34,047
Income tax expense	(9,548)	(13,454)
NET INCOME	$14,997	$20,593

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic and diluted:	$0.65	$0.89

Basic and diluted weighted average common shares outstanding	23,100	23,100

See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands, except per share amounts	May 4, 2013	April 28, 2012	February 2, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,465	$679	$20,068
Accounts receivable	14,105	12,548	10,986
Merchandise inventories	464,576	405,902	428,437
Prepaid expenses and other current assets	11,013	2,216	14,321
Total current assets	517,159	421,345	473,812
PROPERTY AND EQUIPMENT, net	50,782	59,055	53,383
GOODWILL	167,000	167,000	167,000
LONG-TERM DEFERRED TAXES	67,534	8,200	69,001
OTHER ASSETS	25,818	14,611	22,607
TOTAL ASSETS	$828,293	$670,211	$785,803
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$47,300	$—	$20,000
Payable to Sears Holdings Corporation	88,794	—	79,491
Accounts payable	25,424	20,616	31,830
Other current liabilities	80,404	84,284	83,211
Current portion of capital lease obligations	1,257	1,980	1,463
Deferred income taxes	—	17,609	—
Total current liabilities	243,179	124,489	215,995
CAPITAL LEASE OBLIGATIONS	516	1,460	769
OTHER LONG-TERM LIABILITIES	3,314	3,723	2,752
TOTAL LIABILITIES	247,009	129,672	219,516
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	231	—	231
Authorized shares: 400,000
Issued shares: 23,100
Outstanding shares: 23,100
Capital in excess of par value	556,575	—	556,575
Retained earnings	24,478	—	9,481
Divisional Equity, prior to the Separation	—	540,539	—
TOTAL STOCKHOLDERS' EQUITY	581,284	540,539	566,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$828,293	$670,211	$785,803
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Thousands	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,997	$20,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,341	2,305
Change in operating assets and liabilities:
Accounts receivable	(6,478)	(7,427)
Merchandise inventories	(36,139)	(12,243)
Payable to Sears Holdings Corporation	9,303	—
Accounts payable	(6,406)	3,460
Store closing accruals	—	(158)
Customer deposits	5,030	12,180
Deferred income taxes	4,843	4,043
Other operating assets	1,347	738
Other operating liabilities	(7,316)	(2,937)
Net cash provided by (used in) operating activities	(18,478)	20,554
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,009)	(1,929)
Net cash used in investing activities	(1,009)	(1,929)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	—	(18,160)
Payments of capital lease obligations	(416)	(480)
Short-term borrowings	239,600	—
Payments of short-term borrowings	(212,300)	—
Net cash provided by (used in) financing activities	26,884	(18,640)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,397	(15)
CASH AND CASH EQUIVALENTS—Beginning of period	20,068	694
CASH AND CASH EQUIVALENTS—End of period	$27,465	$679
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$589	$669
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 28, 2012	—	—	—	—	538,106	538,106
Net income	—	—	—	—	20,593	20,593
Net transfer to Sears Holdings Corporation	—	—	—	—	(18,160)	(18,160)

Balance at April 28, 2012	—	—	—	—	540,539	540,539

Balance at February 2, 2013	23,100	231	556,575	9,481	—	566,287
Net income		—	—	14,997	—	14,997

Balance at May 4, 2013	23,100	231	556,575	24,478	—	581,284
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of May 4, 2013 the Company and its dealers and franchisees operated 1,253 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and in the other items of this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Description of the Separation
On October 11, 2012, Sears Holdings Corporation (“Sears Holdings”) completed the separation of its Sears Hometown and Hardware and Sears Outlet businesses (the “Separation”). As part of the Separation on August 31, 2012, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO, which was formed on April 23, 2012 as a wholly owned subsidiary of Sears Holdings. Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
As part of the Separation, Sears Holdings contributed to SHO equity intercompany balances due to/from Sears Holdings, which included amounts arising from pre-Separation purchases of merchandise inventories and which were included in Divisional Equity. After the Separation, the Company continues to purchase the majority of its merchandise inventories from Sears Holdings and amounts payable to Sears Holdings are reflected separately on the condensed consolidated balance sheet contained herein.
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended May 4, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

These unaudited condensed consolidated financial statements reflect for pre-Separation periods the Hometown and Hardware and Outlet businesses of Sears Holdings and with respect to the pre-Separation periods were derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company's business. As pre-Separation business operations of Sears Holdings, we did not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into services agreements to provide SHO with certain support services under the terms described in Note 4. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The condensed consolidated financial statements contained herein may not be indicative of the Company’s financial position, operating results and cash flows in the future, or what they would have been if the Hometown and Hardware and Outlet businesses of Sears Holdings had been a stand-alone company during all periods prior to the Separation.

In connection with the Separation we entered into an asset-based senior secured revolving credit facility (the “Senior ABL Facility”) with a group of financial institutions. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 4, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 4, 2013 was $199.3 million with $47.3 million drawn and $3.4 million of letters of credit outstanding under the facility.

We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our fiscal year end is the Saturday closest to January 31 each year.  Our first fiscal quarter end is the Saturday closest to April 30 each year.  Fiscal year 2012 consisted of 53 weeks compared to fiscal year 2013, which consists of 52 weeks.  As a result of the extra week at the end of fiscal 2012, the fiscal 2013 calendar is shifted by one week compared to fiscal 2012.
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
Cash and cash equivalents (level 1), accounts receivable, short-term debt (level 2), merchandise payables, and accrued expenses are reflected in the Condensed Consolidated Balance Sheet at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rate is a significant input in our fair value assessments.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.
The Company was not required to measure any other significant non-financial assets and liabilities at fair value as of May 4, 2013.

NOTE 2—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	May 4, 2013	April 28, 2012	February 2, 2013
Customer deposits	39,945	44,048	34,914
Sales and other taxes	15,142	13,078	13,607
Accrued expenses	23,068	12,353	24,703
Warranty accrual	—	11,765	3,734
Payroll and related items	5,563	4,720	9,005
Store closing accrual	—	2,043	—
Total Other current and long-term liabilities	$83,718	$88,007	$85,963
NOTE 3—INCOME TAXES

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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For the 13 weeks ended May 4, 2013 and April 28, 2012, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of April 28, 2012 the assets and liabilities of the Sears Hometown and Hardware and Sears Outlet businesses were owned by, or were the responsibilities of, subsidiaries of Sears Holdings. On August 31, 2012, through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. As of May 4, 2013 the net deferred tax asset balance was $71.8 million compared to a net deferred tax liability of $9.4 million as of April 28, 2012.  The increase in the deferred tax asset as of May 4, 2013 reflects the stepped-up tax basis in excess of the book basis that occurred in connection with the intercompany transactions described above, primarily for merchandise inventories, favorable leases, fixed assets, and royalty-free licenses to use the "Sears" name.

NOTE 4—RELATED-PARTY AGREEMENTS AND TRANSACTIONS AND CONTROLLED COMPANY STATUS

According to a Schedule 13D (Amendment No. 2) filed on October 11, 2012 with the Securities and Exchange Commission ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), beneficially owned on the filing date approximately 63% of our outstanding shares of common stock. Based on publicly available information, ESL is the majority stockholder of Sears Holdings.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern specified aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of these agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation.
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
SHO receives commissions from Sears Holdings for specified sales of merchandise made through www.sears.com and www.searsoutlet.com, the sale of extended service contracts, delivery and handling services and relating to the use in our stores of credit cards branded with the Sears name.

•
We obtain a significant amount of our merchandise inventories from Sears Holdings, leveraging the benefit of the Sears Holdings purchasing activities. We have a retailer's customary rights to return to Sears Holdings merchandise that is defective or otherwise does not meet contract requirements. In addition, we may determine that an item of Outlet merchandise (usually merchandise that is not new in-box) we have received from Sears Holdings cannot be

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

refurbished or reconditioned or is otherwise not in a physical condition to offer for sale to our customers. We and Sears Holdings (and our Outlet vendors generally) refer to an item of merchandise in this condition as “not saleable” or "non-saleable," and in the normal course we can return the item to Sears Holdings. We have comparable return rights with our other Outlet vendors.

•	We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings).

•	We pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

•	We have also entered into agreements with Sears Holdings for logistics, handling, warehouse and transportation services, the charges for which are based on merchandise inventory units.

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, human resources, information technology and real estate. Sears Holdings charges the Company for these corporate services based on actual usage or a pro rata charge based upon sales, head count or square footage.

The following table summarizes the transactions with Sears Holdings included in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Thousands

Net Commissions from Sears Holdings Corporation	$39,411	$40,502
Purchases related to cost of sales and occupancy	428,496	402,159
Services	5,126	4,621

As a result of ESL's ownership of approximately 63% of our outstanding shares of common stock, we qualify as, and have elected to become, a "controlled company" for the purposes of the NASDAQ Stock Market rules. This election allows us to rely on exemptions from specified corporate governance requirements applicable to NASDAQ-listed companies.

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

NOTE 5—STORE CLOSING CHARGES AND SEVERANCE COSTS
In accordance with accounting standards that govern costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through subleasing the leased space. During the first quarter of 2013, we closed 4 stores which did not require additional store-closing or severance reserves.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Store closing activity recorded during the 13-week period ended April 28, 2012, and the remaining store closing cost accrual at April 28, 2012, were as follows:

Thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Total
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$10,348
Store closing costs	—	—	—	—	—
Payments/utilizations	(5,789)	(15)	(38)	(105)	(5,947)
Balance at April 28, 2012	$2,358	$135	$18	$1,890	$4,401

(1)
Store closing activity is recorded within Cost of sales and occupancy on the Condensed Consolidated Statements of Income and remaining store closing cost accruals are reported within Merchandise inventories on the Condensed Consolidated Balance Sheets.

(2)
Store closing activity is recorded within Selling and administrative on the Condensed Consolidated Statements of Income and remaining store closing cost accruals are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 6—FINANCING ARRANGEMENT
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of May 4, 2013 we had $47.3 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 4, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 4, 2013 was $199.3 million, with $3.4 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments
The Senior ABL Facility will mature on the earlier of (i) October 11, 2017 or (ii) six months prior to the expiration of our Merchandising Agreement dated August 8, 2012 with Sears Holdings, Sears Holdings Management Corporation, and Kmart Corporation (the "Merchandising Agreement") and the other agreements with Sears Holdings or its subsidiaries in connection with the Separation that are specified in the Senior ABL Facility, unless such agreements have been extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.
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
Interest; Fees

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was 4.25% at May 4, 2013.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to specified exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers or change the nature of our business.

The Senior ABL Facility limits SHO's ability to make cash dividends and repurchase its common stock. Prior to October 12, 2013 SHO and its subsidiaries may not directly or indirectly declare a cash dividend, except for specified cash dividends from SHO's subsidiaries to SHO, or repurchase our stock. From and after October 12, 2013 SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.

In addition, until October 11, 2013 we cannot permit "Availability" (as defined in, and determined in accordance with, the Senior ABL Facility) to be less than the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”).  Also, if at any time after October 11, 2013 Availability becomes less than the Minimum Amount, and while Availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on Availability, neither of these requirements was in effect at May 4, 2013.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, and change of control.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the 13 weeks ended May 4, 2013, the Outlet reportable segment reclassified $2.7 million of distribution center costs that were previously reflected in selling and administrative expense and now are reflected in gross margin.  Amounts for the comparable 13 weeks ended April 28, 2012 have not been adjusted because it is impracticable to do so. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other, which includes initial franchise revenue of $5.2 million and $5.0 million for the 13 weeks ended May 4, 2013 and the 13 weeks ended April 28, 2012, respectively. "Initial franchise revenue" consists of franchise fees paid with respect to new or existing Company-owned stores we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	13 Weeks Ended May 4, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$275,407	$124,263	$399,670
Lawn and garden	96,008	5,946	101,954
Tools and paint	47,691	3,443	51,134
Other	25,697	22,662	48,359
Total	444,803	156,314	601,117
Costs and expenses
Cost of sales and occupancy	333,884	112,985	446,869
Selling and administrative	100,141	27,047	127,188
Depreciation	866	1,475	2,341
Total	434,891	141,507	576,398
Operating income	$9,912	$14,807	$24,719
Total assets	$666,132	$162,161	$828,293
Capital expenditures	$624	$385	$1,009

	13 Weeks Ended April 28, 2012
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$268,198	$118,766	$386,964
Lawn and garden	115,366	3,449	118,815
Tools and paint	51,885	2,544	54,429
Other	44,408	16,462	60,870
Total	479,857	141,221	621,078
Costs and expenses
Cost of sales and occupancy	362,586	99,793	462,379
Selling and administrative	96,414	25,490	121,904
Depreciation	835	1,470	2,305
Total	459,835	126,753	586,588
Operating income	$20,022	$14,468	$34,490
Total assets	$555,496	$114,715	$670,211
Capital expenditures	$354	$1,575	$1,929

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. This update was effective and adopted by the Company in the first quarter of 2013 and did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2013 and did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—SUBSEQUENT EVENTS

At the Company's Annual Meeting of Stockholders held on May 14, 2013 the stockholders approved the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Four million shares of the Company's common stock are reserved for issuance under the plan. As of the date of this Quarterly Report on Form 10-Q, a total of 89,221 shares of restricted stock have been granted under the plan to a group of eligible individuals (as defined in the plan), all of whom are employees of the Company.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. For pre-Separation periods these financial statements and notes reflect the combined Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings, which, together with our operation of these businesses following the Separation, are referred to herein as “our” financial condition and results of operations. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of May 4, 2013, we and our dealers and franchisees operated 1,253 stores across all 50 states and Puerto Rico, and Bermuda. In the first quarter of 2013, the Company opened 12 new stores and closed 4 stores.
In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery, installation, and extended service contracts.
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
As of May 4, 2013, Hometown consisted of 1,126 stores as follows:

•
945 Sears Hometown Stores—Primarily independently owned stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
91 Sears Hardware Stores—Hardware stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	90 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of May 4, 2013, Hometown operated through 946 dealer-operated stores, 123 franchisee-operated stores and 57 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the dealers and franchisees to operate according to the Company’s standards. Dealers and franchisees must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising, promotional and marketing materials and imposes certain advertising requirements on the dealers and franchisees. The Company establishes selling prices of merchandise inventories (which is owned by the Company) and establishes a common commission structure for the dealers and and for the franchisees, who are paid commissions on the merchandise they sell. Because the merchandise is owned by the Company, we maintain general inventory risk (with specific exceptions) before the completion of the customer purchase and upon merchandise return by the customer, if any. In addition, because each transaction is recorded in the Company’s point of sale system (maintained by Sears Holdings), we bear the collection risk.

Dealers and franchisees exercise predominant control over the day-to-day operations of their stores, and are solely responsible for supervising their employees and making capital decisions.
The primary difference between independently owned stores and Company-owned stores is that the Company is responsible for occupancy and payroll costs associated with Company-owned stores. Independent store owners are responsible for the occupancy costs in their stores and the payroll of their employees.
In the normal course of business stores can transition from Company-owned to franchisee or dealer-owned, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer or

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

franchisee. When a dealer or franchisee ceases to operate a store, the Company may take over the operation of the store, generally on an interim basis until the store can be transferred to a new dealer or franchisee. At any given time, the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are included in our count of Dealer- or franchisee-operated stores and are not included in our count of Company-operated stores due to the expected short-term nature of transition operation.
Due to new stores developed and transferred to franchisees, as well as existing Company-owned stores transferred to franchisees, the Company has recorded initial franchise revenue in eight of the last nine quarters. Both the number of store locations transferred in a period, and the revenue recorded on those transfers, is highly variable. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential dealers and franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances, which impact the expected returns on new store development and the number of Company-owned locations available for transfer.
Historically, all of the Company's Outlet stores have been owned by the Company. As of May 4, 2013, Outlet consisted of 127 Sears Outlet stores including three stores that were recently transferred to a franchisee with the closing of a transaction that was reported as pending at the end of fiscal 2012.
Impacts from Our Separation from Sears Holdings
Following the Separation, we have operated as a publicly traded company independent from Sears Holdings, which has, and will have, a range of impacts on our operations:
General Administrative and Separation Costs. SHO consists of what were formerly the Sears Hometown and Hardware and Sears Outlet businesses owned by Sears Holdings. Historically, we used the corporate functions of Sears Holdings for a variety of services including treasury, accounting, tax, legal, and other shared services, which include the costs of payroll, employee benefits and other payroll related costs. Sears Holdings also contributed to other corporate functions such as senior management and centrally managed employee benefit arrangements. We were allocated $4.6 million of shared services costs incurred by Sears Holdings in the first quarter of 2012. Such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as a publicly traded company independent from Sears Holdings. For the first quarter of 2013, we were charged $5.1 million for the cost of services.
We will incur increased costs as a result of having become, and maintaining our status as, a publicly traded company independent from Sears Holdings. As an independent public company, we have incurred, and will continue to incur, incremental costs to support our businesses, including management personnel, legal, finance, and human resources costs.
Prior to the Separation, we entered into various agreements with Sears Holdings that, among other things, (1) govern the principal transactions relating to the Separation and aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise for us (collectively, the “Separation Transactions”). See Note 4.

For the first quarter of 2013 the Company estimates that it has incurred $5.7 million in costs above the level incurred in the first quarter of 2012 in categories impacted by becoming an independent company. These higher costs include $1.0 million in commissions paid to Sears Holdings' online business, where such a commission arrangement was not in place pre-Separation. $1.6 million of higher cost results from additional staffing, home office rent, D&O insurance and other costs related to being independent. Another $3.1 million of increased expense is associated with staffing, marketing and other corporate services that had been provided by Sears Holdings but only some of which had been allocated to the combined Hometown and Hardware and Outlet business units prior to the Separation.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. Additional data on the revenue, cost and net income seasonality of the business is available in the Quarterly Financial Data in Note 9 to our Annual Report on Form 10-K.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 weeks ended May 4, 2013 and April 28, 2012.

	13 Weeks Ended
Thousands	May 4, 2013	April 28, 2012
NET SALES	$601,117	$621,078
COSTS AND EXPENSES
Cost of sales and occupancy	446,869	462,379
Gross margin dollars	154,248	158,699
Margin rate	25.7%	25.6%
Selling and administrative	127,188	121,904
Selling and administrative expense as a percentage of net sales	21.2%	19.6%
Depreciation	2,341	2,305
Total costs and expenses	576,398	586,588
Operating income	24,719	34,490
Interest income (expense)	(589)	(669)
Other income	415	226
Income before income taxes	24,545	34,047
Income tax expense	(9,548)	(13,454)
NET INCOME	$14,997	$20,593
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

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we generally use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA.” Following the Separation our management has used Adjusted EBITDA to evaluate the operating performance of our business for comparable periods. While Adjusted EBITDA is a non-GAAP measurement, management believes that it can be an important indicator of operating performance because it excludes (1) the effects of financing and investing activities by eliminating interest and depreciation costs, and (2) store closing charges and severance costs that may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. During our fiscal quarters ended May 4, 2013 and April 28, 2012 we incurred no store closing charges or severance costs. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as Adjusted EBITDA excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

	13 Weeks Ended
thousands	May 4, 2013	April 28, 2012
Net income	$14,997	$20,593
Income tax expense	9,548	13,454
Other income	(415)	(226)
Interest expense	589	669
Operating income	24,719	34,490
Depreciation	2,341	2,305
Store closing charges and severance costs (1)	—	—
Adjusted EBITDA	$27,060	$36,795

(1)	See Note 5 to our Condensed Consolidated Financial Statements included herein.
13-Week Period ended May 4, 2013 Compared to the 13-Week Period Ended April 28, 2012
Net Sales

Net sales in the first quarter of 2013 decreased $20.0 million, or 3.2%, to $601.1 million from the first quarter of 2012.
This decrease was driven primarily by a 5.0% reduction in comparable store sales partially offset by new store sales (net of closures), a favorable impact from a fiscal calendar shift following the extra (53rd) week in fiscal 2012 and higher Outlet liquidation revenues. Initial franchise revenues were $5.2 million in the first quarter of 2013 compared to $5.0 million in the first quarter of 2012. The comparable store sales decrease of 5.0% was comprised of a 6.9% decrease in Hometown and a 1.2% increase in Outlet. The 5.0% decrease was primarily driven by lower sales of lawn and garden in Hometown due to colder weather conditions experienced in large portions of the U.S. delaying the start of the spring/summer season, lower consumer electronics sales due to a de-emphasis of the category, and lower Outlet apparel sales due to a narrower assortment, partially offset by increases in mattress sales following category expansion in fiscal 2012 and higher laundry and refrigeration appliance sales in Hometown.
Gross Margin

Gross margin was $154.2 million, or 25.7% of net sales, in the first quarter of 2013, as compared to $158.7 million, or
25.6% of net sales, in the first quarter of 2012. The increase in gross margin rate was primarily driven by lower occupancy costs resulting from the conversion of Company-owned stores to franchisee-owned stores, improved delivery margin, higher Outlet merchandise-liquidation income and the above mentioned increase in initial franchise revenues. These were partially offset by a $2.9 million benefit in the first quarter of 2012 from the impact of store closing reserves established in 2011 (which benefit did not recur in the first quarter of 2013), $2.7 million of Outlet distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012, lower margins on merchandise sales in Outlet and $0.7 million primarily consisting of additional occupancy costs incurred as a result of operating as an independent company since the Separation.
Selling and Administrative Expenses

Selling and administrative expenses increased to $127.2 million, or 21.2% of net sales, in the first quarter of 2013 from
$121.9 million, or 19.6% of net sales, in the prior year quarter. The increase was primarily due to an estimated $5.0 million of higher operating costs incurred as a result of operating as an independent company, higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-owned stores to franchisee-owned stores), and additional marketing investments in Outlet. These increases were partially offset by $2.7 million in Outlet distribution-center costs that were separated from selling store costs and were reflected in selling and administrative expense in the first quarter of 2012 and reflected in gross margin in the first quarter of 2013 and a reduction in payroll and benefits related to the franchise conversions.

Operating Income

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

We recorded operating income of $24.7 million and $34.5 million in the first quarters of 2013 and 2012, respectively. The $9.8 million decrease in operating income was driven by the decrease in sales and an increase in selling and administrative expenses slightly offset by an improvement in gross margin rate.
Income Taxes
Income tax expense of $9.5 million and $13.5 million was recorded in the first quarters of 2013 and 2012, respectively. The effective tax rate was 38.9% and 39.5% in the first quarter of 2013 and 2012, respectively.
Net Income
We recorded net income of $15.0 million for the first quarter of 2013 as compared to $20.6 million for the prior year quarter. The decrease in net income was primarily attributable to the factors discussed above.

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 4, 2013	April 28, 2012
Net sales	$444,803	$479,857
Comparable store sales %	(6.9)%	0.1%
Cost of sales and occupancy	333,884	362,586
Gross margin dollars	110,919	117,271
Margin rate	24.9%	24.4%
Selling and administrative	100,141	96,414
Selling and administrative expense as a percentage of net sales	22.5%	20.1%
Depreciation	866	835
Total costs and expenses	434,891	459,835
Operating income	$9,912	$20,022
Total Hometown stores	1,126	1,116
13-Week Period ended May 4, 2013 Compared to the 13-Week Period Ended April 28, 2012
Net Sales
Hometown net sales decreased $35.1 million, or 7.3%, to $444.8 million in the first quarter of 2013 from $479.9 million in the first quarter of 2012. The decrease was primarily due to a 6.9% decrease in comparable store sales, store closures (net of new stores) and lower initial franchise revenues partially offset by a favorable impact of the 53rd week calendar shift. The comparable store sales decrease was driven primarily by declines in lawn and garden resulting from colder weather conditions experienced in large portions of the U.S. delaying the start of the spring/summer season and consumer electronics after completing the exit of the category in 772 stores since the first quarter of 2012. These decreases were partially offset by increases in home appliances due to growth in laundry and refrigeration and higher sales in mattresses following category expansion in fiscal 2012.
Gross Margin
Gross margin was $110.9 million, or 24.9% of net sales in the first quarter of 2013, as compared to $117.3 million, or 24.4% of net sales, in the prior year quarter. The improvement in gross margin rate over the prior year quarter was driven primarily by lower occupancy expenses from the conversion of Company-owned stores to franchisee-owned stores and higher delivery margin partially offset by a $2.9 million benefit in 2012 from the impact of store closing reserves established in 2011

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

(which benefit did not recur in the first quarter of 2013). Initial franchise revenues in the first quarter of 2013 were $2.2 million compared to $5.0 in the first quarter of 2012.
Selling and Administrative Expenses
Selling and administrative expenses increased to $100.1 million, or 22.5% of net sales, in the first quarter of 2013 from $96.4 million, or 20.1% of net sales, in the prior year quarter. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and an estimated $3.2 million in higher costs from operating as an independent company. These increases were partially offset by a reduction in payroll and benefits related to the franchise conversions.
Operating Income
We recorded operating income of $9.9 million and $20.0 million in the first quarter of 2013 and 2012, respectively. The overall decrease in operating income of $10.1 million was driven by the decrease in sales and the increase in selling and administrative expense as noted above.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 4, 2013	April 28, 2012
Net sales	$156,314	$141,221
Comparable store sales %	1.2%	5.4%
Cost of sales and occupancy	112,985	99,793
Gross margin dollars	43,329	41,428
Margin rate	27.7%	29.3%
Selling and administrative	27,047	25,490
Selling and administrative expense as a percentage of net sales	17.3%	18.0%
Depreciation	1,475	1,470
Total costs and expenses	141,507	126,753
Operating income	$14,807	$14,468
Total Outlet stores	127	122
13-Week Period ended May 4, 2013 Compared to the 13-Week Period Ended April 28, 2012
Net Sales
Outlet net sales increased $15.1 million, or 10.7%, to $156.3 million in the first quarter of 2013 from $141.2 million in the first quarter of 2012. The increase was primarily due to new store openings (net of closures), $3.0 million of initial franchise revenues and a 1.2% increase in comparable store sales. The increase in comparable store sales for 2013 was primarily driven by increases in lawn and garden due to the introduction of an Outlet-exclusive patio furniture line and increased inventory of mowers and grills and in mattresses following category expansion in fiscal 2012 partially offset by a decrease in apparel due to a narrower assortment. Home appliance comparable store sales were flat for the quarter.
Gross Margin
Gross margin was $43.3 million, or 27.7% of net sales in the first quarter of 2013, as compared to $41.4 million, or 29.3% of net sales in the prior year quarter. The gross margin rate decreased 160 basis points in the first quarter of 2013 compared to the prior year quarter primarily due to lower margins on merchandise sales, $2.7 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and now reflected in gross margin and $0.7 million primarily due to additional occupancy costs as a result of operating as an independent company since

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

the Separation. These decreases were partially offset by $3.0 million in initial franchise revenues, leveraging of occupancy costs and higher liquidation revenues. No initial franchise revenues were recorded in Outlet prior to the first quarter of 2013. Excluding the impact of the first quarter 2013 reclassification of distribution center expenses, gross margin was $46.0 million, or 29.4% of net sales.
Selling and Administrative Expenses
Selling and administrative expenses increased to $27.0 million, or 17.3%, in the first quarter of 2013 from $25.5 million, or 18.0%, in the prior year quarter. The increase in selling and administrative expenses is primarily due to an estimated $1.8 million in higher costs from operating as an independent company, franchisee commissions for three stores that converted to the franchise model in the first quarter of 2013, additional marketing investments and higher payroll and benefits. These increases were partially offset by $2.7 million in distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin.

Operating Income
We recorded operating income of $14.8 million and $14.5 million in the first quarter of 2013 and 2012, respectively. The increase in operating income of $0.3 million was driven by the increase in gross margin partially offset by higher selling and administrative expenses as noted above.

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $27.5 million as of May 4, 2013, $0.7 million as of April 28, 2012 and $20.1 million as of February 2, 2013.
For the first quarter of 2013, we financed our operations and investments primarily with short-term borrowings under the Senior ABL Facility. Our primary need for liquidity is to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the first quarter of 2013, cash used in operating activities was $18.5 million as compared to $20.6 million generated in the first quarter of 2012. The decrease in operating cash flows compared to the first quarter of 2012 predominately is due to increased investments in inventory, a lower benefit from customer deposits, and lower net income.
Total merchandise inventories were $464.6 million at May 4, 2013 and $405.9 million at April 28, 2012. Merchandise inventories for Hometown increased from $330.4 million at April 28, 2012 to $357.0 million at May 4, 2013 primarily due to higher inventory in home appliances, assortment expansion in tools, grills, mattresses, cooking and dishwashers, and an increase in the cost of Kenmore and Craftsman merchandise resulting from the post-Separation change in the treatment of warranty costs. Post-Separation, Kenmore and Craftsman products are purchased with warranty included, which results in a higher product cost, but eliminates any later warranty costs to SHO. The higher product cost and the warranty savings are expected to be comparable. These inventory increases are partially offset by a reduction in consumer electronics due to the de-emphasis of the category. Merchandise inventories for Outlet increased from $75.5 million at April 28, 2012 to $107.6 million at May 4, 2013 primarily due to a low balance of home appliance inventory at the end of the first quarter of 2012, reduced availability of lower-cost scratch-and-dent "as-is" appliance merchandise, higher lawn and garden inventory as a result of pre-season purchases, and assortment expansion in mattresses, partially offset by lower receipts of apparel and liquidation of non-productive apparel inventory.
We obtain our merchandise through agreements with Sears Holdings and from other vendors. In the first quarter of 2013, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 86% of total purchases of all inventory from all vendors. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
Cash Flows from Investing Activities

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

Cash used in investing activities was $1.0 million for the first quarter of 2013 compared to $1.9 million for the first quarter of 2012. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash generated by financing activities was $26.9 million for the first quarter of 2013 compared to $18.7 million used in the first quarter of 2012. The increase of $45.5 million in cash generated by financing activities in 2013 from 2012 was primarily due to the settlement of $18.2 million of net payables due to Sears Holdings in the first quarter of 2012 and an increase of $27.3 million in short-term borrowing in the first quarter of 2013.
Financing Arrangements
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of May 4, 2013, we had $47.3 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 4, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 4, 2013 was $199.3 million with $3.4 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter. The interest rate was 4.25% at May 4, 2013.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens and make investments.

The Senior ABL Facility limits SHO's ability to make cash dividends and repurchase its common stock. Prior to October 12, 2013 SHO and its subsidiaries may not directly or indirectly declare a cash dividend, except for specified cash dividends from SHO's subsidiaries to SHO, or repurchase our stock. From and after October 12, 2013 SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
In addition, until October 11, 2013 we cannot permit "Availability" (as defined in, and determined in accordance with, the Senior ABL Facility) to be less than the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”).  Also, if at any time after October 11, 2013 Availability becomes less than the Minimum Amount, and while Availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on Availability, neither of these requirements was in effect at May 4, 2013.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of May 4, 2013, we had cash and cash equivalents of $27.5 million. As a result, we expect to fund our ongoing operations through cash generated by operating activities and availability under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of May 4, 2013 and April 28, 2012 were $1.8 million and $3.4 million, respectively.
Off-Balance Sheet Arrangements
As of May 4, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

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
Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to,” "continue," and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.
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

•	the ability and willingness of Sears Holdings to perform its contractual obligations to us;

•	limitations and restrictions in the Senior ABL Facility and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on independent dealers and franchisees to operate our stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the U.S. for significant amounts of our merchandise;

•	impairment charges for goodwill or fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate and retain key executives and other employees;

•	the impact of increased costs associated with being an independent company;

•	our ability to maintain effective internal controls as a public company;

•	our ability to realize the benefits that we expect to achieve from the Separation;

•	low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert control over us.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including our "Risk Factors," that are included in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2013 and April 28, 2012

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEARS HOMETOWN AND OUTLET STORES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of merchandise and services, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also "Cautionary Statement Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in our our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. However, the risks described in “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 should be carefully considered. Those risks could materially affect our business, consolidated results of operations or financial condition. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 6, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
10.1
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K (File No. 001-35641) for the 53 weeks ended February 2, 2013).

10.2	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645))
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
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