Form 10-Q
period 2013-08-03
Sears Hometown & Outlet Stores, Inc.
filed 2013-08-30
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 29, 2013, the registrant had 23,189,221 common shares, $0.01 par value, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
NET SALES	$656,899	$644,464	$1,258,016	$1,265,542
COSTS AND EXPENSES
Cost of sales and occupancy	508,502	484,478	955,370	946,857
Selling and administrative	130,928	124,073	258,116	245,977
Depreciation	2,050	2,228	4,392	4,533
Total costs and expenses	641,480	610,779	1,217,878	1,197,367
Operating income	15,419	33,685	40,138	68,175
Interest income (expense)	(642)	—	(1,231)	(669)
Other income	431	988	846	1,214
Income before income taxes	15,208	34,673	39,753	68,720
Income tax expense	(6,073)	(13,606)	(15,621)	(27,060)
NET INCOME	$9,135	$21,067	$24,132	$41,660

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.40	$0.91	$1.04	$1.80
Diluted:	$0.40	$0.91	$1.04	$1.80

Basic weighted average common shares outstanding (1)	23,100	23,100	23,100	23,100
Diluted weighted average common shares outstanding (1)	23,106	23,100	23,102	23,100
(1) 23,100,000 shares outstanding effective upon completion of the Separation are used for all periods prior to the Separation.
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands, except per share amounts	August 3, 2013	July 28, 2012	February 2, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,828	$564	$20,068
Accounts receivable	14,406	12,300	10,986
Merchandise inventories	445,607	404,036	428,437
Prepaid expenses and other current assets	14,213	2,051	14,321
Total current assets	498,054	418,951	473,812
PROPERTY AND EQUIPMENT, net	49,940	57,548	53,383
GOODWILL	167,000	167,000	167,000
LONG-TERM DEFERRED TAXES	66,068	—	69,001
OTHER ASSETS	26,680	26,343	22,607
TOTAL ASSETS	$807,742	$669,842	$785,803
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$34,900	$—	$20,000
Payable to Sears Holdings Corporation	77,234	—	79,491
Accounts payable	21,784	22,760	31,830
Other current liabilities	75,998	78,236	83,211
Current portion of capital lease obligations	1,230	1,711	1,463
Deferred income taxes	—	17,595	—
Total current liabilities	211,146	120,302	215,995
CAPITAL LEASE OBLIGATIONS	250	1,170	769
OTHER LONG-TERM LIABILITIES	5,652	3,809	2,752
TOTAL LIABILITIES	217,048	125,281	219,516
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	232	—	231
Authorized shares: 404,000
Issued shares: 23,189
Outstanding shares: 23,189
Capital in excess of par value	556,849	—	556,575
Retained earnings	33,613	—	9,481
Divisional Equity, prior to the Separation	—	544,561	—
TOTAL STOCKHOLDERS' EQUITY	590,694	544,561	566,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$807,742	$669,842	$785,803
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,132	$41,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,392	4,533
Share-based compensation	275	—
Change in operating assets and liabilities:
Accounts receivable	(7,823)	(10,464)
Merchandise inventories	(17,170)	(10,377)
Payable to Sears Holdings Corporation	(2,257)	—
Accounts payable	(10,046)	5,604
Store closing accruals	—	(1,021)
Customer deposits	1,248	3,120
Deferred income taxes	3,936	4,210
Other operating assets	881	1,196
Other operating liabilities	(5,717)	943
Net cash provided by (used in) operating activities	(8,149)	39,404
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,395)	(3,373)
Net cash used in investing activities	(2,395)	(3,373)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	—	(35,205)
Payments of capital lease obligations	(596)	(956)
Short-term borrowings	583,500	—
Payments of short-term borrowings	(568,600)	—
Net cash provided by (used in) financing activities	14,304	(36,161)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,760	(130)
CASH AND CASH EQUIVALENTS—Beginning of period	20,068	694
CASH AND CASH EQUIVALENTS—End of period	$23,828	$564
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,287	$41
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 28, 2012	—	$—	$—	$—	$538,106	$538,106
Net income	—	—	—	—	41,660	41,660
Net transfer to Sears Holdings Corporation	—	—	—	—	(35,205)	(35,205)

Balance at July 28, 2012	—	$—	$—	$—	$544,561	$544,561

Balance at February 2, 2013	23,100	231	556,575	9,481	—	566,287
Net income		—	—	24,132	—	24,132
Share-based compensation	89	1	274	—	—	275

Balance at August 3, 2013	23,189	$232	$556,849	$33,613	$—	$590,694
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of August 3, 2013 the Company and its dealers and franchisees operated 1,250 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and in the other items of this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended August 3, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

These unaudited condensed consolidated financial statements reflect for pre-Separation periods the Hometown and Hardware and Outlet businesses of Sears Holdings and, with respect to the pre-Separation periods, were derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company's business. As pre-Separation business operations of Sears Holdings, we did not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into services agreements to provide SHO with certain support services under the terms described in Note 4. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The condensed consolidated financial statements contained herein may not be indicative of the Company’s financial position, operating results, and cash flows in the future or what they would have been if the Hometown and Hardware and Outlet businesses of Sears Holdings had been a stand-alone company during all periods prior to the Separation.

In connection with the Separation we entered into an asset-based senior secured revolving credit facility (the “Senior ABL Facility”) with a group of financial institutions. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 3, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 3, 2013 was $211.7 million with $34.9 million drawn and $3.4 million of letters of credit outstanding under the facility.

We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our fiscal year end is the Saturday closest to January 31 each year.  Our second fiscal quarter end is the Saturday closest to July 31 each year.  Fiscal year 2012 consisted of 53 weeks compared to fiscal year 2013, which consists of 52 weeks.  As a result of the extra week at the end of fiscal 2012, the fiscal 2013 calendar is shifted by one week compared to fiscal 2012.
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
Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.
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
The Company was not required to measure any other significant non-financial assets and liabilities at fair value as of August 3, 2013.

NOTE 2—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	August 3, 2013	July 28, 2012	February 2, 2013
Customer deposits	36,162	34,987	34,914
Sales and other taxes	15,954	13,534	13,607
Accrued expenses	17,032	13,622	24,703
Warranty accrual	2,804	11,765	3,734
Payroll and related items	9,698	6,957	9,005
Store closing accrual	—	1,180	—
Total Other current and long-term liabilities	$81,650	$82,045	$85,963

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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For the 26 weeks ended August 3, 2013 and July 28, 2012, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of July 28, 2012 the assets and liabilities of the Sears Hometown and Hardware and Sears Outlet businesses were owned by, or were the responsibilities of, subsidiaries of Sears Holdings. On August 31, 2012, through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. As of August 3, 2013 the net deferred tax asset balance was $72.7 million compared to a net deferred tax liability of $9.6 million as of July 28, 2012.  The increase in the deferred tax asset as of August 3, 2013 primarily reflects the stepped-up tax basis in excess of the book basis that occurred in connection with the intercompany transactions described above, primarily for merchandise inventories, favorable leases, fixed assets, and royalty-free licenses to use the "Sears" mark and related marks.

NOTE 4—RELATED-PARTY AGREEMENTS, TRANSACTIONS AND CONTROLLED COMPANY STATUS

According to a Schedule 13D/A filed on June 12, 2013 with the Securities and Exchange Commission, ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), beneficially owned on the filing date approximately 48% of our outstanding shares of common stock. Based on publicly available information, ESL is the majority stockholder of Sears Holdings.
In connection with the Separation, we entered into various agreements with Sears Holdings that, among other things, (1) govern specified aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of these agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation.
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
SHO receives commissions from Sears Holdings for specified sales of merchandise made through www.sears.com and www.searsoutlet.com, the sale of extended service contracts, delivery and handling services, and relating to the use in our stores of credit cards branded with the Sears name. For certain transactions SHO pays a commission to Sears Holdings.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
We obtain a significant amount of our merchandise inventories from Sears Holdings, leveraging the benefit of the Sears Holdings purchasing activities. We have a retailer's customary rights to return to Sears Holdings merchandise that is defective or otherwise does not meet contract requirements. In addition, we may determine that an item of Outlet merchandise (usually merchandise that is not new in-box) we have received from Sears Holdings cannot be refurbished or reconditioned or is otherwise not in a physical condition to offer for sale to our customers. We and Sears Holdings (and our Outlet vendors generally) refer to an item of merchandise in this condition as “not saleable” or "non-saleable," and in the normal course we can return the item to Sears Holdings. We generally have comparable return rights with our other Outlet vendors.

•	We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings).

•	We pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

•	We have also entered into agreements with Sears Holdings for logistics, handling, warehouse, and transportation services, the charges for which are based on merchandise inventory units.

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, human resources, information technology, and real estate. Sears Holdings charges the Company for these corporate services based on actual usage or a pro rata charge based upon sales, head count, or square footage.

The following table summarizes the transactions with Sears Holdings included in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Thousands

Net Commissions from Sears Holdings Corporation (1)	$24,137	$22,378	$46,903	$43,470
Purchases related to cost of sales and occupancy	446,413	466,091	874,909	868,250
Services	5,286	3,276	10,412	7,897

(1) We reduced the amounts presented for the 13 weeks ended July 28, 2012, the 26 weeks ended August 3, 2013, and the 26 weeks ended July 28, 2012 to exclude all transactions in which SHO received the entire sales revenue for on-line sales made to unrelated third-parties that were generated through Sears Holdings' websites. The excluded amounts for the 13 weeks ended July 28, 2012, the 26 weeks ended August 3, 2013, and the 26 weeks ended July 28, 2012 were $18.5 million, $32.7 million, and $37.9 million, respectively.

Following the Separation we incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on our Separation agreements.  Amounts due to or from Sears Holdings are non-interest bearing, settled on a net basis, and have payments terms of 10 days after the invoice date. Prior to the Separation these amounts were recorded and settled through intercompany transfers to Sears Holdings.

NOTE 5—STORE CLOSING CHARGES AND SEVERANCE COSTS
In accordance with accounting standards that govern costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through subleasing the leased space. During the second quarter of 2013, we closed 13 stores which did not require additional store-closing or severance reserves.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Store closing activity recorded during the 26-week period ended July 28, 2012, and the remaining store closing accrual was as follows:

Thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Total
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$10,348
Store closing costs	—	—	797	—	797
Payments/utilizations	(8,066)	(135)	(56)	(1,627)	(9,884)
Balance at July 28, 2012	$81	$15	$797	$368	$1,261

(1)
This store closing activity is recorded within Cost of sales and occupancy on the Condensed Consolidated Statements of Income and remaining store closing cost accruals are reported within Merchandise inventories on the Condensed Consolidated Balance Sheets.

(2)
This store closing activity is recorded within Selling and administrative on the Condensed Consolidated Statements of Income and remaining store closing cost accruals are reported within Other current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 6—FINANCING ARRANGEMENT
Under the Senior ABL Facility the Company initially borrowed $100 million, which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of August 3, 2013 we had $34.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 3, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 3, 2013 was $211.7 million, with $3.4 million of letters of credit outstanding under the facility.

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
Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in certain assets of the borrowers and guarantors consisting primarily of accounts receivable, inventory, cash, cash equivalents, deposit accounts, and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate ("adjusted LIBOR") plus

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was 4.25% at August 3, 2013.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to specified exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers, or change the nature of our business.
The Senior ABL Facility limits SHO's ability to make cash dividends and repurchase its common stock. Prior to October 12, 2013 SHO and its subsidiaries may not directly or indirectly declare a cash dividend, except for specified cash dividends from SHO's subsidiaries to SHO, or repurchase our stock. From and after October 12, 2013 SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. The Senior ABL Facility was amended on August 29, 2013 with respect to SHO's ability to make cash dividends and repurchase its common stock. For a summary of the amendment see Note 12.
In addition, until October 11, 2013 we cannot permit "Availability" (as defined in, and determined in accordance with, the Senior ABL Facility) to be less than the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”).  Also, if at any time after October 11, 2013 Availability becomes less than the Minimum Amount, and while Availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on Availability, neither of these requirements was in effect at August 3, 2013.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showroom business formats described below in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview.” The Outlet reportable segment also represents an operating format. The Outlet reportable segment reclassified $3.6 million and $6.3 million for the 13 weeks and 26 weeks ended August 3, 2013, respectively, of distribution center costs that were previously reflected in selling and administrative expense and now are reflected in gross margin. Amounts for the comparable 26 weeks ended July 28, 2012 have not been adjusted for the reclassification because it is impracticable to do so. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $1.8 million and $4.6 million for the 13 weeks ended August 3, 2013 and the 13 weeks ended July 28, 2012, respectively). For the 26 weeks ended August 3, 2013, initial franchise revenue (which consists of franchise fees paid with respect to new or existing Company-owned stores we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees) was $7.0 million compared to $9.6 million in the 26 weeks ended July 28, 2012.

	13 Weeks Ended August 3, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$303,248	$122,950	$426,198
Lawn and garden	124,972	9,149	134,121
Tools and paint	46,789	3,163	49,952
Other	28,925	17,703	46,628
Total	503,934	152,965	656,899
Costs and expenses
Cost of sales and occupancy	388,505	119,997	508,502
Selling and administrative	104,215	26,713	130,928
Depreciation	745	1,305	2,050
Total	493,465	148,015	641,480
Operating income	$10,469	$4,950	$15,419
Total assets	$648,704	$159,038	$807,742
Capital expenditures	$746	$640	$1,386

	13 Weeks Ended July 28, 2012
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$302,648	$107,989	$410,637
Lawn and garden	109,064	6,694	115,758
Tools and paint	51,934	2,167	54,101
Other	44,730	19,238	63,968
Total	508,376	136,088	644,464
Costs and expenses
Cost of sales and occupancy	387,321	97,157	484,478
Selling and administrative	96,836	27,237	124,073
Depreciation	791	1,437	2,228
Total	484,948	125,831	610,779
Operating income	$23,428	$10,257	$33,685
Total assets	$548,067	$121,775	$669,842
Capital expenditures	$265	$1,179	$1,444

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	26 Weeks Ended August 3, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$578,655	$247,213	$825,868
Lawn and garden	220,980	15,095	236,075
Tools and paint	94,481	6,606	101,087
Other	54,621	40,365	94,986
Total	948,737	309,279	1,258,016
Costs and expenses
Cost of sales and occupancy	722,389	232,981	955,370
Selling and administrative	204,356	53,760	258,116
Depreciation	1,611	2,781	4,392
Total	928,356	289,522	1,217,878
Operating income	$20,381	$19,757	$40,138
Total assets	$648,704	$159,038	$807,742
Capital expenditures	$1,370	$1,025	$2,395

	26 Weeks Ended July 28, 2012
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$570,846	$226,755	$797,601
Lawn and garden	224,430	10,143	234,573
Tools and paint	103,819	4,711	108,530
Other	89,138	35,700	124,838
Total	988,233	277,309	1,265,542
Costs and expenses
Cost of sales and occupancy	749,907	196,950	946,857
Selling and administrative	193,250	52,727	245,977
Depreciation	1,626	2,907	4,533
Total	944,783	252,584	1,197,367
Operating income	$43,450	$24,725	$68,175
Total assets	$548,067	$121,775	$669,842
Capital expenditures	$614	$2,759	$3,373

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
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2013 and did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—STOCK BASED COMPENSATION

At the Company's Annual Meeting of Stockholders held on May 14, 2013 the stockholders approved the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Four million shares of the Company's common stock are reserved for issuance under the plan. A total of 89,221 shares of restricted stock were granted in the second quarter of 2013 under the plan to a group of eligible individuals (as defined in the plan), all of whom are employees of the Company. We are authorized to grant stock options and to make other awards to eligible plan participants pursuant to the Amended and Restated 2012 Stock Plan. The Company has made no stock-option or other awards under the plan.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the second quarter of 2013 we recorded $0.3 million in total compensation expense related to the 89,221 shares of restricted stock (none of which had vested or had been forfeited as of August 3, 2013). At August 3, 2013, we had $3.7 million in total compensation cost related to the 89,221 shares of non-vested restricted stock, which cost we expect to recognize over approximately the next 2.75 years.

The 89,221 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with and subject to the terms and conditions of restricted-stock agreements, including forfeiture conditions, and the Amended and Restated 2012 Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted-stock awards on an annual basis. Changes in restricted-stock awards for 2013 were as follows:

	26 Weeks Ended August 3, 2013
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	—	—
Granted	89	$44.45
Vested	—	—
Forfeited	—	—
Balance at 8/3/2013	89	$44.45

The aggregate fair value of the shares granted based on the weighted average fair value at the date of grant was $4 million.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In connection with the Separation, stockholders purchased from Sears Holdings a total of 23.1 million shares of our common stock upon the exercise of subscription rights distributed to Sears Holdings' stockholders. This share amount has been utilized for the calculation of basic and diluted income per share for all periods prior to the Separation.

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Thousands except income per common share
Basic weighted average shares	23,100	23,100	23,100	23,100
Dilutive effect of restricted stock	6	—	2	—
Diluted weighted average shares	23,106	23,100	23,102	23,100

Net income	$9,135	$21,067	$24,132	$41,660

Income per common share:

Basic	$0.40	$0.91	$1.04	$1.80
Diluted	$0.40	$0.91	$1.04	$1.80

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—SUBSEQUENT EVENTS

Stock Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding common stock. The timing and amount of repurchases will depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 programs. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.

Amendment to Senior ABL Facility
On August 29, 2013 the Company entered into an amendment (the “Amendment”) to the Senior ABL Facility. The Amendment eliminates, effective August 29, 2013, the Company's negative covenant in Section 7.06 of the Senior ABL Facility that provides that the Company will not, among other things, declare any cash dividend or repurchase any of the Company's common stock, in each case prior to October 12, 2013. The Amendment does not eliminate the Company's other negative covenants in Section 7.06 of the Senior ABL Facility which, among other things, state that the Company may declare and pay cash dividends to its stockholders and may repurchase its common stock only if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) the Company and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $25,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) the Company demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.

Sears Authorized Hometown Store Sales Facilities at Orchard Supply Hardware Stores

On October 26, 2011 one of our subsidiaries (then a subsidiary of Sears Holdings) entered into a five-year Consignment Agreement with Orchard Supply Hardware LLC (“OSH”). The Consignment Agreement, as amended, provides that, as of August 31, 2013 and until January 31, 2015, OSH will operate a Sears Authorized Hometown Store sales facility (each, an “SAHS facility”) for the sale of appliances at no fewer than 13 OSH retail stores. The Consignment Agreement provides that OSH will sell appliances owned by us at each of the SAHS facilities and that we will pay OSH sales commissions for those appliance sales.

On June 17, 2013 OSH and related entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (Case No. 13-11565(CSS)). As of August 29, 2013 OSH was operating or liquidating a total of 14 SAHS facilities. We have been advised by OSH that, as part of its bankruptcy case, OSH will reject the Consignment Agreement and will, on or before August 31, 2013, close the remaining 14 SAHS facilities.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compared to the second quarter of 2012, there were eight fewer SAHS facilities at the end of the second quarter of 2013, with seven SAHS facilities closing in the quarter.  The remaining 14 SAHS facilities that OSH will close on August 31, 2013 generated $4.7 million and $9.5 million of net sales for the 26 weeks ended August 3, 2013 and 53 weeks ended February 2, 2013, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. For pre-Separation periods these financial statements and notes reflect the combined Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings, which, together with our operation of these businesses following the Separation, are referred to herein as “our” financial condition and results of operations. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of August 3, 2013, we and our dealers and franchisees operated 1,250 stores across all 50 states, Puerto Rico, and Bermuda. In the second quarter of 2013, the Company opened 10 new stores and closed 13 stores.
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
As of August 3, 2013, Hometown consisted of 1,121 stores as follows:

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
As of August 3, 2013, Hometown operated through 941 dealer-operated stores, 134 franchisee-operated stores, and 46 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the dealers and franchisees to operate according to the Company’s standards. Dealers and franchisees must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising, promotional and marketing materials and imposes certain advertising requirements on the dealers and franchisees. The Company establishes selling prices of merchandise inventories (which are owned by the Company) and establishes a common commission structure for the dealers and for the franchisees, who are paid commissions on the merchandise they sell. Because the merchandise is owned by the Company, we maintain general inventory risk (with specific exceptions) before the completion of the customer purchase and upon merchandise return by the customer, if any. In addition, because each transaction is recorded in the Company’s point-of-sale system (maintained by Sears Holdings), we bear the collection risk.

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
In the normal course of business stores can transition from Company-owned to franchisee or dealer-owned, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer or

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

franchisee. When a dealer or franchisee ceases to operate a store, the Company may take over the operation of the store, generally on an interim basis until the store can be transferred to a new dealer or franchisee. At any given time, the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are included in our count of Dealer or franchisee-operated stores and are not included in our count of Company-operated stores due to the expected short-term nature of transition operation.
Due to new stores developed and transferred to franchisees, as well as existing Company-owned stores transferred to franchisees, the Company has recorded initial franchise revenue in nine of the last ten quarters. Both the number of store locations transferred in a period, and the revenue recorded on those transfers, is highly variable. The variation is driven by a number of factors, including (1) general economic conditions (which influence both the level of new store development and the level of interest of existing or potential dealers and franchisees in acquiring store locations), and (2) economic factors specific to our major product categories, such as appliances, which impact the expected returns on new store development and the number of Company-owned locations available for transfer.
Historically, all of the Company's Outlet stores have been owned by the Company. As of August 3, 2013, Outlet consisted of 129 Sears Outlet stores including five franchisee-operated stores.
Impacts from Our Separation from Sears Holdings
Following the Separation, we have operated as a publicly traded company independent from Sears Holdings, which has, and will have, a range of impacts on our operations:
General Administrative and Separation Costs. SHO consists of what were formerly the Sears Hometown and Hardware and Sears Outlet businesses owned by Sears Holdings. Historically, we used the corporate functions of Sears Holdings for a variety of services including treasury, accounting, tax, legal, and other shared services, which include the costs of payroll, employee benefits and other payroll related costs. Sears Holdings also contributed to other corporate functions such as senior management and centrally managed employee benefit arrangements. We were allocated $3.3 million and $7.9 million of shared services costs incurred by Sears Holdings in the second quarter and first half of 2012, respectively. Such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as a publicly traded company independent from Sears Holdings. For the second quarter of 2013 and the first half of 2013, we were charged $5.3 million and $10.4 million, respectively, by Sears Holdings for shared services costs.
We will incur increased costs as a result of having become, and maintaining our status as, a publicly traded company independent from Sears Holdings. As an independent public company, we have incurred, and will continue to incur, incremental costs to support our businesses, including management personnel, legal, finance, and human resources costs.
Prior to the Separation, we entered into various agreements with Sears Holdings that, among other things, (1) govern the principal transactions relating to the Separation and aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise for us (collectively, the “Separation Transactions”). See Note 4 to our Condensed Consolidated Financial Statements included herein.

For the second quarter of 2013 the Company estimates that it has incurred $6.4 million in costs above the level incurred in the second quarter of 2012 in categories impacted by becoming an independent company. These higher costs include $1.1 million in commissions paid to Sears Holdings' online business, where such a commission arrangement was not in place pre-Separation. $1.2 million of higher cost results from additional staffing, home office rent, D&O insurance, and other costs related to being independent. Another $4.1 million of increased expense is associated with staffing, marketing, and other corporate services that had been provided by Sears Holdings but only some of which had been allocated to the combined Hometown and Hardware and Outlet business units prior to the Separation.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. Additional data on the revenue, cost, and net income seasonality of the business is available in the Quarterly Financial Data in Note 9 to our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012.

	13 Weeks Ended		26 Weeks Ended
Thousands	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
NET SALES	$656,899	$644,464	$1,258,016	$1,265,542
COSTS AND EXPENSES
Cost of sales and occupancy	508,502	484,478	955,370	946,857
Gross margin dollars	148,397	159,986	302,646	318,685
Margin rate	22.6%	24.8%	24.1%	25.2%
Selling and administrative	130,928	124,073	258,116	245,977
Selling and administrative expense as a percentage of net sales	19.9%	19.3%	20.5%	19.4%
Depreciation	2,050	2,228	4,392	4,533
Total costs and expenses	641,480	610,779	1,217,878	1,197,367
Operating income	15,419	33,685	40,138	68,175
Interest income (expense)	(642)	—	(1,231)	(669)
Other income	431	988	846	1,214
Income before income taxes	15,208	34,673	39,753	68,720
Income tax expense	(6,073)	(13,606)	(15,621)	(27,060)
NET INCOME	$9,135	$21,067	$24,132	$41,660
References to comparable store sales amounts within the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores but excluding store relocations and stores that have undergone format changes. Comparable store sales amounts have also been adjusted for the change in the unshipped sales reserves recorded at the end of each reporting period.

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we generally use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA.” Following the Separation our management has used Adjusted EBITDA to evaluate the operating performance of our business for comparable periods. While Adjusted EBITDA is a non-GAAP measurement, management believes that it can be an important indicator of operating performance because it excludes (1) the effects of financing and investing activities by eliminating interest and depreciation costs and (2) store closing charges and severance costs that may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. During our fiscal quarters ended August 3, 2013 and July 28, 2012 we incurred zero and $0.8 million of store closing charges or severance costs, respectively. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as Adjusted EBITDA excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.
The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

	13 Weeks Ended		26 Weeks Ended
Thousands	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$9,135	$21,067	$24,132	$41,660
Income tax expense	6,073	13,606	15,621	27,060
Other income	(431)	(988)	(846)	(1,214)
Interest expense	642	—	1,231	669
Operating income	15,419	33,685	40,138	68,175
Depreciation	2,050	2,228	4,392	4,533
Store closing charges and severance costs (1)	—	797	—	797
Adjusted EBITDA	$17,469	$36,710	$44,530	$73,505

(1)	See Note 5 to our Condensed Consolidated Financial Statements included herein.

As discussed in Note 12 to our Condensed Consolidated Financial Statements included herein, on June 17, 2013 OSH and related entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (Case No. 13-11565(CSS)). As of August 29, 2013 OSH was operating or liquidating a total of 14 SAHS facilities. We have been advised by OSH that, as part of its bankruptcy case, OSH will reject the Consignment Agreement and will, on or before August 31, 2013, close the remaining 14 SAHS facilities. These 14 locations generated $0.7 million and $1.5 million of EBITDA for the 26 weeks ended August 3, 2013 and 53 weeks ended February 2, 2013, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

13-Week Period Ended August 3, 2013 Compared to the 13-Week Period Ended July 28, 2012
Net Sales

Net sales in the second quarter of 2013 increased $12.4 million, or 1.9%, to $656.9 million from the second quarter of 2012. This increase was driven primarily by a 1.4% increase in comparable store sales and new stores (net of closures). Partially offsetting these increases were lower initial franchise revenues, which were $1.8 million in the second quarter of 2013 compared to $4.6 million in the second quarter of 2012, lower Outlet apparel liquidation revenues, and an unfavorable impact of the calendar shift due to the 53rd week in 2012. The comparable store sales increase of 1.4% was comprised of a 0.4% decrease in Hometown and a 8.2% increase in Outlet. The 1.4% increase was primarily driven by increased sales in lawn and garden and home appliances partially offset by consumer electronics comparable sales that were down over 50% (following a planned exit of the business in the majority of Hometown stores), and lower apparel sales in Outlet.
Gross Margin

Gross margin was $148.4 million, or 22.6% of net sales, in the second quarter of 2013 compared to $160.0 million, or
24.8% of net sales, in the second quarter of 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $3.6 million of Outlet distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012, (3) $2.8 million of lower initial franchise revenues, (4) lower Outlet merchandise-liquidation income, (5) a $0.8 million benefit in the second quarter of 2012 from the impact of store closing reserves established in 2011 (which benefit did not recur in the second quarter of 2013), and (6) $0.6 million primarily consisting of additional occupancy costs incurred as a result of operating as an independent company since the Separation. These decreases were partially offset by lower occupancy costs resulting from the conversion of Company-owned stores to franchisee-owned stores, a favorable impact on the overall gross margin rate resulting from increased protection agreement revenues, and the pass-through by Sears Holdings of higher cash discounts on Sears Holdings' purchases of merchandise sold to us.
Selling and Administrative Expenses

Selling and administrative expenses increased to $130.9 million, or 19.9% of net sales, in the second quarter of 2013 from
$124.1 million, or 19.3% of net sales, in the prior year quarter. The increase was primarily due to higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-owned stores to franchisee-owned stores) and an estimated $5.8 million of higher operating costs incurred as a result of operating as an independent company partially offset by (1) $3.6 million in Outlet distribution-center costs that were separated from selling store costs and were reflected in selling and administrative expense in the second quarter of 2012 and reflected in gross margin in the second quarter of 2013, (2) a reduction in payroll and benefits related to the franchise conversions, and (3) a $0.8 million store closing reserve taken in the second quarter of 2012.

Operating Income
We recorded operating income of $15.4 million and $33.7 million in the second quarters of 2013 and 2012, respectively. The $18.3 million decrease in operating income was driven by a decrease in gross margin rate and an increase in selling and administrative expenses partially offset by higher sales.
Income Taxes
Income tax expense of $6.1 million and $13.6 million was recorded in the second quarters of 2013 and 2012, respectively. The effective tax rate was 39.9% and 39.2% in the second quarter of 2013 and 2012, respectively.
Net Income
We recorded net income of $9.1 million for the second quarter of 2013 compared to $21.1 million for the prior year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

26-Week Period Ended August 3, 2013 Compared to the 26-Week Period Ended July 28, 2012
Net Sales

Net sales in the first half of 2013 decreased $7.5 million, or 0.6%, to $1,258.0 million from the first half of 2012.
This decrease was driven primarily by a 1.8% reduction in comparable store sales, lower Outlet apparel liquidation revenues, and lower initial franchise revenues partially offset by new stores (net of closures) and a favorable impact of the 53rd week shift. Initial franchise revenues were $7.0 million in the first half of 2013 compared to $9.6 million in the first half of 2012. The comparable store sales decrease of 1.8% was comprised of a 3.6% decrease in Hometown and a 4.7% increase in Outlet. The 1.8% comparable store sales decrease was primarily driven by lower sales of lawn and garden in Hometown due to colder weather conditions during the first quarter of 2013 experienced in large portions of the U.S. (which delayed the start of the spring/summer season), lower consumer electronics sales due to the completed exit of the business in the majority of Hometown stores since the first half of 2012, and lower Outlet apparel sales due to a narrower assortment. These decreases were partially offset by increases in mattress sales following category expansion in fiscal 2012 and higher home appliances sales in Outlet.
Gross Margin

Gross margin was $302.6 million, or 24.1% of net sales, in the first half of 2013 compared to $318.7 million, or
25.2% of net sales, in the first half of 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) a $3.7 million benefit in the first half of 2012 from the impact of store closing reserves established in 2011 (which benefit did not recur in the first half of 2013), (3) $6.3 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, (4) lower initial franchise revenues, (5) $1.3 million primarily due to additional occupancy costs as a result of operating as an independent company, and (6) lower Outlet liquidation income. These decreases were partially offset by lower occupancy costs, excluding incremental standalone costs, resulting from the conversion of Company-owned stores to franchisee-owned stores, and the pass-through by Sears Holdings of higher cash discounts on Sears Holdings' purchases of merchandise sold to us.
Selling and Administrative Expenses

Selling and administrative expenses increased to $258.1 million, or 20.5% of net sales, in the first half of 2013 from
$246.0 million, or 19.4% of net sales, in the prior year half. The increase was primarily due to higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-owned stores to franchisee-owned stores) and an estimated $10.8 million of higher operating costs incurred as a result of operating as an independent company. These increases were partially offset by $6.3 million in Outlet distribution-center costs that were separated from selling store costs and were reflected in selling and administrative expense in the first half of 2012 and a reduction in payroll and benefits related to the franchise conversions.

Operating Income
We recorded operating income of $40.1 million and $68.2 million in the first half of 2013 and 2012, respectively. The $28.1 million decrease in operating income was driven by the decrease in sales, an increase in selling and administrative expenses, and a lower gross margin rate.
Income Taxes
Income tax expense of $15.6 million and $27.1 million was recorded in the first half of 2013 and 2012, respectively. The effective tax rate was 39.3% and 39.4% in the first half of 2013 and 2012, respectively.
Net Income
We recorded net income of $24.1 million for the first half of 2013 compared to $41.7 million for the first half of the prior year. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$503,934	$508,376	$948,737	$988,233
Comparable store sales %	(0.4)%	(0.7)%	(3.6)%	(0.3)%
Cost of sales and occupancy	388,505	387,321	722,389	749,907
Gross margin dollars	115,429	121,055	226,348	238,326
Margin rate	22.9%	23.8%	23.9%	24.1%
Selling and administrative	104,215	96,836	204,356	193,250
Selling and administrative expense as a percentage of net sales	20.7%	19.0%	21.5%	19.6%
Depreciation	745	791	1,611	1,626
Total costs and expenses	493,465	484,948	928,356	944,783
Operating income	$10,469	$23,428	$20,381	$43,450
Total Hometown stores			1,121	1,105
13-Week Period ended August 3, 2013 Compared to the 13-Week Period Ended July 28, 2012
Net Sales
Hometown net sales decreased $4.5 million, or 0.9%, to $503.9 million in the second quarter of 2013 from $508.4 million in the second quarter of 2012. The decrease was primarily due to a $3.9 million decrease in initial franchise revenues, a 0.4% decrease in comparable store sales, and an unfavorable impact of the 53rd week calendar shift. These decreases were partially offset by new store sales (net of closures). The comparable store sales decline in the second quarter of 2013 was primarily driven by decreases in air conditioner and freezer sales from unseasonably cool weather partially offset by higher sales in major appliances driven by top-load laundry, built-in cooking, free-standing ranges, dishwashers and bottom-mount refrigerators. Also, consumer electronics sales were lower after completing the exit of the category in the majority of stores since the second quarter of 2012 partially offset by strong sales in the lawn and garden category as some benefit was realized in the quarter from the delayed start of the spring/summer season due to unseasonably cool weather in large parts of the U.S. during the first quarter of 2013.
Gross Margin
Gross margin was $115.4 million, or 22.9% of net sales, in the second quarter of 2013 compared to $121.1 million, or 23.8% of net sales, in the prior year quarter. The reduction in gross margin rate over the prior year quarter was driven primarily by the above-mentioned lower initial franchise revenues in the second quarter of 2013, lower margins on merchandise sales due to increased promotional activity and a $0.8 million benefit in 2012 from the impact of store closing reserves established in 2011 (which did not recur in 2013) partially offset by lower occupancy expenses from the conversion of Company-owned stores to franchisee-owned stores.
Selling and Administrative Expenses
Selling and administrative expenses increased to $104.2 million, or 20.7% of net sales, in the second quarter of 2013 from $96.8 million, or 19.0% of net sales, in the prior year quarter. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and an estimated $4.2 million in higher costs from operating as an independent company partially offset by a reduction in payroll and benefits related to the franchise conversions and a $0.8 million store closing reserve taken in the second quarter of 2012 (which did not recur in 2013).

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Operating Income
We recorded operating income of $10.5 million and $23.4 million in the second quarter of 2013 and 2012, respectively. The overall decrease in operating income of $12.9 million was driven by the decrease in sales, lower gross margin rate, and the increase in selling and administrative expense as noted above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Business Segment Results
Hometown
26-Week Period Ended August 3, 2013 Compared to the 26-Week Period Ended July 28, 2012
Net Sales
Hometown net sales decreased $39.5 million, or 4.0%, to $948.7 million in the first half of 2013 from $988.2 million in the first half of 2012. The decrease was primarily due to a 3.6% decrease in comparable store sales, lower initial franchise revenues, and store closures (net of new stores) partially offset by a favorable impact of the 53rd week shift. The comparable store sales decrease was driven primarily by declines in lawn and garden resulting in the first quarter of 2013 from colder weather conditions experienced in large portions of the U.S. (which delayed the start of the spring/summer season), and in consumer electronics after completing the exit of the category in the majority of stores since the first half of 2012.
Gross Margin
Gross margin was $226.3 million, or 23.9% of net sales, in the first half of 2013 compared to $238.3 million, or 24.1% of net sales, in the prior year half. The decrease in gross margin rate over the prior year half was driven primarily by lower initial franchise revenues, a $3.7 million benefit in the first half of 2012 from the impact of store closing reserves established in 2011 (which benefit did not recur in the first half of 2013) and lower margins on merchandise sales partially offset by lower occupancy expenses from the conversion of Company-owned stores to franchisee-owned stores
Selling and Administrative Expenses
Selling and administrative expenses increased to $204.4 million, or 21.5% of net sales, in the first half of 2013 from $193.3 million, or 19.6% of net sales, in the first half of 2012. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and an estimated $7.4 million in higher costs from operating as an independent company. These increases were partially offset by a reduction in payroll and benefits related to the franchise conversions.
Operating Income
We recorded operating income of $20.4 million and $43.5 million in the first half of 2013 and 2012, respectively. The overall decrease in operating income of $23.1 million was driven by the decrease in sales, an increase in selling and administrative expense and the decrease in gross margin rate as noted above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$152,965	$136,088	$309,279	$277,309
Comparable store sales %	8.2%	(3.3)%	4.7%	1.2%
Cost of sales and occupancy	119,997	97,157	232,981	196,950
Gross margin dollars	32,968	38,931	76,298	80,359
Margin rate	21.6%	28.6%	24.7%	29.0%
Selling and administrative	26,713	27,237	53,760	52,727
Selling and administrative expense as a percentage of net sales	17.5%	20.0%	17.4%	19.0%
Depreciation	1,305	1,437	2,781	2,907
Total costs and expenses	148,015	125,831	289,522	252,584
Operating income	$4,950	$10,257	$19,757	$24,725
Total Outlet stores			129	123
13-Week Period ended August 3, 2013 Compared to the 13-Week Period Ended July 28, 2012
Net Sales
Outlet net sales increased $16.9 million, or 12.4%, to $153.0 million in the second quarter of 2013 from $136.1 million in the second quarter of 2012. The increase was primarily due to a 8.2% increase in comparable store sales, new store openings (net of closures), $1.0 million of initial franchise revenues, and higher protection agreement and delivery revenues. Partially offsetting these increases were lower apparel liquidation revenues compared to the second quarter of 2012. The increase in comparable store sales for the second quarter of 2013 was primarily driven by strong home appliance sales due to a positive response to promotions, an improved inventory position, and the introduction of Kenmore Shops (in-store displays to showcase new product for customers who cannot locate out-of-box or discontinued and obsolete appliances to meet their needs). Lawn and garden also increased due to strong sales of grills, patio furniture, and mowers along with favorable weather conditions in the second quarter of 2013. Sales were also favorably impacted by mattresses following category expansion in fiscal 2012 partially offset by a decrease in apparel due to a narrower assortment.
Gross Margin
Gross margin was $33.0 million, or 21.6% of net sales, in the second quarter of 2013 compared to $38.9 million, or 28.6% of net sales, in the prior year quarter. The gross margin rate decreased in the second quarter of 2013 compared to the prior year quarter primarily due to (1) lower margins on merchandise sales due to lower availability of higher margin scratch-and-dent items, (2) $3.6 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, (3) lower apparel liquidation margins, and (4) $0.6 million primarily due to additional occupancy costs as a result of operating as an independent company. These decreases were partially offset by leveraging of occupancy costs excluding incremental standalone costs, $1.0 million in initial franchise revenues (which had not been recorded prior to the first quarter of 2013), the pass-through by Sears Holdings of higher cash discounts on Sears Holdings' purchases of merchandise sold to us, and a favorable impact on the overall gross margin rate resulting from increased protection agreement revenues. Excluding the impact of the second quarter 2013 reclassification of distribution center expenses, gross margin was $36.6 million, or 23.9% of net sales.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $26.7 million, or 17.5%, in the second quarter of 2013 from $27.2 million, or 20.0%, in the prior year quarter. The decrease in selling and administrative expenses is primarily due to $3.6 million in distribution center costs that were separated from selling store costs and were reflected in selling and administrative

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

expense in 2012 and are now reflected in gross margin partially offset by an estimated $1.6 million in higher costs from operating as an independent company and higher franchisee commissions for stores that we converted from Company owned to franchisee owned in the first half of 2013.

Operating Income
We recorded operating income of $5.0 million and $10.3 million in the second quarter of 2013 and 2012, respectively. The decrease in operating income of $5.3 million was driven by the decrease in gross margin rate as noted above partially offset by higher net sales and lower selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Outlet
26-Week Period Ended August 3, 2013 Compared to the 26-Week Period Ended July 28, 2012
Net Sales
Outlet net sales increased $32.0 million, or 11.5%, to $309.3 million in the first half of 2013 from $277.3 million in the first half of 2012. The increase was primarily due to new store openings (net of closures), a 4.7% increase in comparable store sales, and $4.0 million of initial franchise revenues partially offset by lower apparel liquidation revenues and an unfavorable impact due to the 53rd week shift. The increase in comparable store sales for 2013 was primarily driven by the above mentioned increase in second quarter 2013 home appliances sales, increases in lawn and garden driven by grills, patio furniture and mowers and in mattresses following category expansion in fiscal 2012 partially offset by a decrease in apparel due to a narrower assortment.
Gross Margin
Gross margin was $76.3 million, or 24.7% of net sales in the first half of 2013 compared to $80.4 million, or 29.0% of net sales in the prior year first half. The gross margin rate decreased 430 basis points in the first half of 2013 compared to the prior year first half primarily due to lower margins on merchandise sales, $6.3 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and now reflected in gross margin, lower liquidation income and an additional $1.3 million in occupancy costs as a result of operating as an independent company since the Separation. These decreases were partially offset by $4.0 million in initial franchise revenues, leveraging of occupancy costs excluding incremental standalone costs, and the pass-through by Sears Holdings of higher cash discounts on Sears Holdings' purchases of merchandise sold to us. No initial franchise revenues were recorded in Outlet prior to fiscal 2013. Excluding the impact of the first half 2013 reclassification of distribution center expenses, gross margin was $82.6 million, or 26.7% of net sales.
Selling and Administrative Expenses
Selling and administrative expenses increased to $53.8 million, or 17.4% of net sales, in the first half of 2013 from $52.7 million, or 19.0%, in the prior year first half. The increase in selling and administrative expenses was primarily due to an estimated $3.4 million in higher costs from operating as an independent company, franchisee commissions for the stores that we converted from Company owned to franchisee owned in the first half of 2013 and increased marketing investments. These increases were partially offset by $6.3 million in distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin.

Operating Income
We recorded operating income of $19.8 million and $24.7 million in the first half of 2013 and 2012, respectively. The decrease in operating income of $4.9 million was driven by a lower gross margin rate and higher selling and administrative expenses partially offset by higher net sales as noted above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $23.8 million as of August 3, 2013, $0.6 million as of July 28, 2012, and $20.1 million as of February 2, 2013.
For the first and second quarters of 2013, we financed our operations and investments primarily with short-term borrowings under the Senior ABL Facility. Our primary need for liquidity is to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the first half of 2013, cash used in operating activities was $8.2 million compared to $39.4 million generated in the first half of 2012. The decrease in operating cash flows compared to the first half of 2012 was due predominately to lower net income, a decrease in accounts payables and other operating liabilities compared to an increase in the first half of 2012, and increased investments in inventory.
Total merchandise inventories were $445.6 million at August 3, 2013 and $404.0 million at July 28, 2012. Merchandise inventories for Hometown increased from $320.9 million at July 28, 2012 to $338.2 million at August 3, 2013 primarily due to (1) assortment expansion in tools, mattresses and grills, (2) an increase in the number of stores, (3) higher ending inventory in air conditioners and dehumidifiers due to softer sales during the second quarter of 2013, and (4) an increase in the cost of Kenmore and Craftsman merchandise resulting from a post-Separation change in the treatment of warranty costs. Post-Separation, Kenmore and Craftsman products are purchased with warranty included, which results in a higher product cost but eliminates any later warranty costs to SHO. The higher product cost and the warranty savings are expected to be comparable. These inventory increases were partially offset by a reduction in consumer electronics due to to the exit of this category in the majority of Hometown stores. Merchandise inventories for Outlet increased from $83.1 million at July 28, 2012 to $107.4 million at August 3, 2013 primarily driven by home appliances due to additional buys of new, in-box product to support promotions, large buys of discontinued and obsolete product from major manufacturers, and an increase in the number of stores. The increase was also due to assortment expansion and higher receipts from Sears Holdings in mattresses, seasonal purchases of mowers and patio furniture in lawn and garden, and late season receipts of lawn tractors. These increases were partially offset by lower receipts of apparel.
We obtain our merchandise through agreements with Sears Holdings and from other vendors. In the first half of 2013, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 86% of total purchases of all inventory from all vendors. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
Cash Flows from Investing Activities
Cash used in investing activities was $2.4 million for the first half of 2013 compared to $3.4 million for the first half of 2012. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash generated by financing activities was $14.3 million for the first half of 2013 compared to $36.2 million used in the first half of 2012. The increase of $50.5 million in cash generated by financing activities in 2013 from 2012 was primarily due to the settlement of $35.2 million of net payables due to Sears Holdings in the first half of 2012 and an increase of $14.9 million in short-term borrowing in the first half of 2013.
Financing Arrangements
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of August 3, 2013, we had $34.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 3, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 3, 2013 was $211.7 million with $3.4 million of letters of credit outstanding under the facility.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter. The interest rate was 4.25% at August 3, 2013.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to specified exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers, or change the nature of our business.

The Senior ABL Facility limits SHO's ability to make cash dividends and repurchase its common stock. Prior to October 12, 2013 SHO and its subsidiaries may not directly or indirectly declare a cash dividend, except for specified cash dividends from SHO's subsidiaries to SHO, or repurchase our stock. From and after October 12, 2013 SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. The Senior

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

ABL Facility was amended on August 29, 2013 with respect to SHO's ability to make cash dividends and repurchase its common stock. For a summary of the amendment see Note 12 to our Condensed Consolidated Financial Statements included herein.
In addition, until October 11, 2013 we cannot permit "Availability" (as defined in, and determined in accordance with, the Senior ABL Facility) to be less than the greater of (a) 12.5% of the “Loan Cap” (which is the lesser of (i) the aggregate commitments of the lenders and (ii) the borrowing base) and (b) $25,000,000 (the greater of (a) and (b), the “Minimum Amount”).  Also, if at any time after October 11, 2013 Availability becomes less than the Minimum Amount, and while Availability remains less than the Minimum Amount, we are required to maintain a 1.0:1.0 consolidated fixed charge coverage ratio (as determined in accordance with the Senior ABL Facility).  Based on Availability, neither of these requirements was in effect at August 3, 2013.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of August 3, 2013, we had cash and cash equivalents of $23.8 million. Over the next twelve months, we expect to fund our ongoing operations and any stock repurchases with cash on-hand, cash generated by operating activities, and borrowings under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of August 3, 2013 and July 28, 2012 were $1.5 million and $2.9 million, respectively.
Off-Balance Sheet Arrangements
As of August 3, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

Recent Accounting Pronouncements
See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 9 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements include without limitation information concerning our future financial performance, business strategy, plans, goals, and objectives.
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

•	the ability and willingness of Sears Holdings to perform its contractual obligations to us;

•	our ability to successfully resolve existing and, if any arise, future contractual disputes with Sears Holdings;

•	limitations and restrictions in the Senior ABL Facility and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on independent dealers and franchisees to operate our stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the U.S. for significant amounts of our merchandise;

•	impairment charges for goodwill or fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate, and retain key executives and other employees;

•	the impact of increased costs associated with being an independent company;

•	our ability to maintain effective internal controls as a public company;

•	our ability to realize the benefits that we expect to achieve from the Separation;

•	low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert control over us.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including our "Risk Factors," that are included in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2013 and July 28, 2012

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEARS HOMETOWN AND OUTLET STORES, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date hereof, we are not party to any litigation that we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of merchandise and services, as well as various legal and governmental proceedings. Litigation is inherently unpredictable. Each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition, and cash flows, perhaps materially. See also "Cautionary Statement Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.

Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in our our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. However, the risks described in “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 should be carefully considered. Those risks could materially affect our business, consolidated results of operations, or financial condition. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 29, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*#10.1
Amendment No. 1 to Merchandising Agreement, dated effective July 5, 2013, among Sears, Roebuck and Co., Kmart Corporation, and Sears Holdings Corporation, and Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C.

10.2
First Amendment to Credit Agreement, dated August 29, 2013, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, as borrowers, Sears Hometown and Outlet Stores, Inc., as parent and a guarantor, Troy Coolidge No. 6, LLC, as a guarantor, Bank of America, N.A., as Agent, Swing Line Lender, and L/C Issuer, and other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed August 30, 2013 (File No. 001-35641)).

*10.3	Director Compensation Policy of Sears Hometown and Outlet Stores, Inc.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income (Unaudited) for the 13 and 26 Weeks Ended August 3, 2013 and July 28, 2012; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at August 3, 2013, July 28, 2012 and February 2, 2013; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 3, 2013 and July 28, 2012; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 and 26 Weeks Ended August 3, 2013 and July 28, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith.
# Specified provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.