Form 10-Q
period 2013-11-02
Sears Hometown & Outlet Stores, Inc.
filed 2013-12-10
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 9, 2013, the registrant had 22,895,943 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
NET SALES	$561,068	$556,903	$1,819,084	$1,822,445
COSTS AND EXPENSES
Cost of sales and occupancy	425,596	418,490	1,380,966	1,365,347
Selling and administrative	121,698	122,054	379,815	368,031
Depreciation	2,177	2,282	6,569	6,815
Gain on the sale of assets	(1,567)	—	(1,567)	—
Total costs and expenses	547,904	542,826	1,765,783	1,740,193
Operating income	13,164	14,077	53,301	82,252
Interest income (expense)	(738)	(70)	(1,969)	(111)
Other income	460	382	1,306	968
Income before income taxes	12,886	14,389	52,638	83,109
Income tax expense	(5,191)	(5,629)	(20,812)	(32,689)
NET INCOME	$7,695	$8,760	$31,826	$50,420

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.33	$0.38	$1.38	$2.18
Diluted:	$0.33	$0.38	$1.38	$2.18

Basic weighted average common shares outstanding	22,999	23,100	23,066	23,100
Diluted weighted average common shares outstanding	22,999	23,100	23,070	23,100
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	November 2, 2013	October 27, 2012	February 2, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,487	$21,841	$20,068
Accounts receivable	17,207	13,905	10,986
Merchandise inventories	488,626	429,407	428,437
Prepaid expenses and other current assets	8,113	12,301	14,321
Total current assets	535,433	477,454	473,812
PROPERTY AND EQUIPMENT, net	49,544	54,088	53,383
GOODWILL	167,000	167,000	167,000
LONG-TERM DEFERRED TAXES	63,916	70,648	69,001
OTHER ASSETS	32,115	22,509	22,607
TOTAL ASSETS	$848,008	$791,699	$785,803
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$87,900	$47,100	$20,000
Payable to Sears Holdings Corporation	57,414	77,687	79,491
Accounts payable	31,727	29,228	31,830
Other current liabilities	74,306	76,265	83,211
Current portion of capital lease obligations	1,082	1,499	1,463
Total current liabilities	252,429	231,779	215,995
CAPITAL LEASE OBLIGATIONS	98	870	769
OTHER LONG-TERM LIABILITIES	5,139	2,423	2,752
TOTAL LIABILITIES	257,666	235,072	219,516
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	590,342	556,627	566,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$848,008	$791,699	$785,803
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,826	$50,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,569	6,815
Share-based compensation	598	—
Gain on the sale of assets	(1,567)	—
Change in operating assets and liabilities:
Accounts receivable	(16,216)	(12,913)
Merchandise inventories	(60,189)	(35,749)
Payable to Sears Holdings Corporation	(22,077)	77,687
Accounts payable	(103)	12,072
Store closing accruals	—	(2,179)
Customer deposits	5,998	7,106
Deferred income taxes	15,520	(4,754)
Other operating assets	1,246	43
Other operating liabilities	(15,767)	(5,287)
Net cash provided by (used in) operating activities	(54,162)	93,261
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	2,641	—
Purchases of property and equipment	(5,995)	(5,524)
Net cash used in investing activities	(3,354)	(5,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	—	(12,264)
Dividend paid to Sears Holdings Corporation	—	(100,000)
Common stock repurchased and retired	(8,369)	—
Payments of capital lease obligations	(596)	(1,426)
Short-term borrowings	988,800	100,100
Payments of short-term borrowings	(920,900)	(53,000)
Net cash provided by (used in) financing activities	58,935	(66,590)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,419	21,147
CASH AND CASH EQUIVALENTS—Beginning of period	20,068	694
CASH AND CASH EQUIVALENTS—End of period	$21,487	$21,841
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,012	$111
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 28, 2012	—	$—	$—	$—	$538,106	$538,106

Net income	—	—	—	(179)	50,599	50,420

Net transfer to Sears Holdings Corporation	—	—	—	—	(12,264)	(12,264)

Dividend paid to Sears Holdings Corporation	—	—	—	—	(100,000)	(100,000)

Reclassification of divisional equity to common stock and additional paid in capital in conjunction with the Separation	23,100	231	476,210	—	(476,441)	—

Tax adjustment related to the Separation			80,365	—	—	80,365

Balance at October 27, 2012	23,100	$231	$556,575	$(179)	$—	$556,627

Balance at February 2, 2013	23,100	231	556,575	9,481	—	566,287

Net income		—	—	31,826	—	31,826

Share-based compensation	88	1	597	—	—	598

Common stock repurchased and retired	(279)	(3)	(6,728)	(1,638)		(8,369)

Balance at November 2, 2013	22,909	$229	$550,444	$39,669	$—	$590,342
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of November 2, 2013 the Company and its dealers and franchisees operated 1,239 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and in the other items of this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended November 2, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

In connection with the Separation we entered into an asset-based senior secured revolving credit facility (the “Senior ABL Facility”) with a group of financial institutions. The Senior ABL Facility provides for maximum borrowings (subject to availability under a borrowing base) of up to the aggregate commitments of all of the lenders, which as of November 2, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 2, 2013 was $158.7 million with $87.9 million drawn and $3.4 million of letters of credit outstanding under the facility.

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
Fair Value of Financial Instruments
We determine the fair value of financial instruments in accordance with standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value under GAAP. Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. We report the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:
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
Cash and cash equivalents (level 1), accounts receivable, short-term debt (level 2), merchandise payables, and accrued expenses are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rate is a significant input in our fair value assessments.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.
The Company was not required to measure any other significant non-financial asset or liability at fair value as of November 2, 2013.

NOTE 2—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	November 2, 2013	October 27, 2012	February 2, 2013
Customer deposits	40,913	38,974	34,914
Sales and other taxes	14,072	7,617	13,607
Accrued expenses	13,267	12,733	24,703
Warranty accrual	—	10,919	3,734
Payroll and related items	11,193	8,423	9,005
Store closing accrual	—	22	—
Total other current and long-term liabilities	$79,445	$78,688	$85,963

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—INCOME TAXES
In connection with the Separation, SHO and Sears Holdings entered into a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state, or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company is responsible for any federal, state, or foreign tax liability. Current income taxes payable for any federal, state, or foreign income tax returns is reported in the period incurred.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liability or benefit through the date of the Separation and the Company is responsible for any uncertain tax position after the Separation. For the 39 weeks ended November 2, 2013 and October 27, 2012, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of July 28, 2012 the assets and liabilities of the Sears Hometown and Hardware and Sears Outlet businesses were owned by, or were the responsibilities of, subsidiaries of Sears Holdings. On August 31, 2012, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and the Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. As of November 2, 2013 the Company's net deferred tax asset balance was $61.1 million compared to $79.8 million as of October 27, 2012.

NOTE 4—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to a Schedule 13D/A filed on June 12, 2013 with the Securities and Exchange Commission, ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), beneficially owned on the filing date approximately 48% of our outstanding shares of common stock. Based on publicly available information, ESL beneficially owns approximately 48% of Sears Holdings' outstanding shares of common stock.
In connection with the Separation, we entered into various agreements with Sears Holdings (the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation. The Company engages in frequent discussions with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details are not addressed by the terms and conditions of the SHO-Sears Holdings Agreements. These discussions from time to time result in adjustments to the relationships that the Company believes together are in Company's best interests.
On December 9, 2013 the Company entered into additional agreements with Sears Holdings (the "December 9 Agreements") that were intended to resolve disputes regarding the terms and conditions of the SHO-Sears Holdings Agreements. See Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of the December 9 Agreements.

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

•
We obtain a significant amount of our merchandise inventories from Sears Holdings, leveraging the benefit of the Sears Holdings purchasing activities. We have a retailer's customary rights to return to Sears Holdings merchandise that is defective (except with respect to agreed-upon amounts of defective apparel that we purchase and then liquidate) or otherwise does not meet contract requirements. In addition, we may determine that an item of Outlet merchandise (usually merchandise that is not new in-box) we have received from Sears Holdings cannot be refurbished or reconditioned or is otherwise not in a physical condition to offer for sale to our customers. We and Sears Holdings (and our Outlet vendors generally) refer to an item of merchandise in this condition as “not saleable” or "non-saleable," and in the normal course we can return the item to Sears Holdings. We generally have comparable return rights with our other Outlet vendors.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Thousands

Net Commissions from Sears Holdings Corporation (1)	$21,424	$20,497	$68,327	$63,967
Purchases related to cost of sales and occupancy	419,022	366,855	1,293,931	1,235,105
Services	5,566	6,697	15,978	14,594

(1) We reduced the amounts presented for the 13 weeks ended October 27, 2012, the 39 weeks ended November 2, 2013, and the 39 weeks ended October 27, 2012 to exclude all transactions in which SHO received the entire sales revenue for on-line sales made to unrelated third-parties that were generated through Sears Holdings' websites. The excluded amounts for the 13 weeks ended October 27, 2012, the 39 weeks ended November 2, 2013, and the 39 weeks ended October 27, 2012 were $15.4 million, $47.2 million, and $53.3 million, respectively.

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

NOTE 5—STORE CLOSING CHARGES AND SEVERANCE COSTS
In accordance with accounting standards that govern costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through subleasing the leased space. During the third quarter of 2013, we closed 27 stores which did not require additional store-closing or severance reserves.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Store closing activity recorded during the 39-week period ended October 27, 2012, and the remaining store closing accrual was as follows:

Thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Total
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$10,348
Store closing costs	—	—	797	—	797
Payments/utilizations	(8,147)	(150)	(831)	(1,995)	(11,123)
Balance at October 27, 2012	$—	$—	$22	$—	$22

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

NOTE 6—FINANCING ARRANGEMENT
Under the Senior ABL Facility the Company initially borrowed $100 million, which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of November 2, 2013 we had $87.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of November 2, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 2, 2013 was $158.7 million, with $3.4 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate ("adjusted LIBOR") plus

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was 4.25% at November 2, 2013.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showroom business formats described below in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview.” The Outlet reportable segment also represents an operating format. The Outlet reportable segment reclassified $3.7 million and $10.0 million for the 13 weeks and 39 weeks ended November 2, 2013, respectively, of distribution center costs that were previously reflected in selling and administrative expense and now are reflected in cost of sales and occupancy. Amounts for the comparable 39 weeks ended October 27, 2012 have not been adjusted for the reclassification because it is impracticable to do so. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $7.8 million and $1.5 million for the 13 weeks ended November 2, 2013 and the 13 weeks ended October 27, 2012, respectively). For the 39 weeks ended November 2, 2013, initial franchise revenue (which consists of franchise fees paid with respect to new or existing Company-operated stores we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees) was $14.8 million compared to $11.2 million in the 39 weeks ended October 27, 2012.

	13 Weeks Ended November 2, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$289,834	$115,386	$405,220
Lawn and garden	59,049	5,843	64,892
Tools and paint	44,516	3,458	47,974
Other	19,772	23,210	42,982
Total	413,171	147,897	561,068
Costs and expenses
Cost of sales and occupancy	318,362	107,234	425,596
Selling and administrative	94,818	26,880	121,698
Depreciation	760	1,417	2,177
Gain on the sale of assets		(1,567)	(1,567)
Total	413,940	133,964	547,904
Operating income	$(769)	$13,933	$13,164
Total assets	$657,019	$190,989	$848,008
Capital expenditures	$1,341	$2,259	$3,600

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 Weeks Ended October 27, 2012
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$275,827	$112,076	$387,903
Lawn and garden	64,703	5,512	70,215
Tools and paint	45,501	3,770	49,271
Other	28,954	20,560	49,514
Total	414,985	141,918	556,903
Costs and expenses
Cost of sales and occupancy	316,820	101,670	418,490
Selling and administrative	94,149	27,905	122,054
Depreciation	797	1,485	2,282
Total	411,766	131,060	542,826
Operating income	$3,219	$10,858	$14,077
Total assets	$648,341	$143,358	$791,699
Capital expenditures	$1,172	$980	$2,152

	39 Weeks Ended November 2, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$868,489	$362,600	$1,231,089
Lawn and garden	280,029	20,938	300,967
Tools and paint	138,996	10,063	149,059
Other	74,394	63,575	137,969
Total	1,361,908	457,176	1,819,084
Costs and expenses
Cost of sales and occupancy	1,040,750	340,216	1,380,966
Selling and administrative	299,175	80,640	379,815
Depreciation	2,372	4,197	6,569
Gain on the sale of assets		(1,567)	(1,567)
Total	1,342,297	423,486	1,765,783
Operating income	$19,611	$33,690	$53,301
Total assets	$657,019	$190,989	$848,008
Capital expenditures	$2,711	$3,284	$5,995

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

NOTE 10—INCOME PER COMMON SHARE

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

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Thousands except income per common share
Basic weighted average shares	22,999	23,100	23,066	23,100
Dilutive effect of restricted stock	—	—	4	—
Diluted weighted average shares	22,999	23,100	23,070	23,100

Net income	$7,695	$8,760	$31,826	$50,420

Income per common share:

Basic	$0.33	$0.38	$1.38	$2.18
Diluted	$0.33	$0.38	$1.38	$2.18

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—EQUITY

Stock-based Compensation
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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the second and third quarters of 2013 we recorded $0.6 million in total compensation expense related to the 87,841 shares of restricted stock (none of which had vested and 1,380 had been forfeited as of November 2, 2013). At November 2, 2013, we had $3.3 million in total unrecognized compensation cost related to the 87,841 shares of non-vested restricted stock, which cost we expect to recognize over approximately the next 2.50 years.

The 87,841 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with and subject to the terms and conditions of restricted-stock agreements, including forfeiture conditions, and the Amended and Restated 2012 Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted-stock awards on an annual basis. Changes in restricted-stock awards for 2013 were as follows:

	39 Weeks Ended November 2, 2013
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	—	—
Granted	89	$44.45
Vested	—	—
Forfeited	(1)	44.45
Balance at 11/2/2013	88	$44.45

The aggregate fair value of the shares granted based on the weighted average fair value at the date of grant was $3.9 million.

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. During the third quarter of 2013 the Company adopted a Rule 10b5-1 plan that terminates on December 6, 2013.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
During the 13 week period ended November 2, 2013, we repurchased 279,247 shares of our common stock at a total cost of $8.4 million under the repurchase program. Our repurchases for the 13-week period ended November 2, 2013 were made at an

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

average price of $29.97. At November 2, 2013 we had $16.6 million of remaining authorization under the repurchase program. From November 4, 2013 through December 5, 2013, we repurchased 12,651 shares of the Company's common stock for approximately $0.3 million, which brought total repurchases under the repurchase program to approximately $8.7 million.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of November 2, 2013, we and our dealers and franchisees operated 1,239 stores across all 50 states, Puerto Rico, and Bermuda. In the third quarter of 2013, the Company opened 16 new stores and closed 27 stores. Fourteen of the closures in the third quarter, and 21 year-to-date, resulted from the termination by Orchard Supply Hardware LLC ("OSH") during its bankruptcy proceeding of its Consignment Agreement with us pursuant to which OSH had sold our home-appliance inventory at appliance showrooms that OSH operated in its stores (the "OSH Termination").
In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery, installation, and extended service contracts.
Our Hometown and Hardware stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the particular format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than manufacturers' list prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products across a broad assortment of merchandise categories, including home appliances, lawn and garden equipment, apparel, mattresses, sporting goods, and tools.
As of November 2, 2013, Hometown consisted of 1,108 stores as follows:

•
925 Sears Hometown Stores—Primarily independently owned stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
88 Sears Hardware Stores—Hardware stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	95 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of November 2, 2013, Hometown operated through 926 dealer-operated stores, 154 franchisee-operated stores, and 28 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the dealers and franchisees to operate according to the Company’s standards. Dealers and franchisees must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements on the dealers and franchisees. The Company establishes selling prices of merchandise inventories (which are owned by the Company) and establishes a common commission structure for the dealers and for the franchisees, who are paid commissions on the merchandise they sell. Because the merchandise is owned by the Company and delivered to dealers and franchisees on consignment, we maintain general inventory risk (with specific exceptions) before the completion of the customer purchase and upon merchandise return by the customer, if any. In addition, because each transaction is recorded in the Company’s point-of-sale system (maintained by Sears Holdings), we bear the collection risk.

Dealers and franchisees exercise predominant control over the day-to-day operations of their stores, and are solely responsible for supervising their employees and making capital decisions.
The primary difference between independently operated stores and Company-operated stores is that the Company is responsible for occupancy and payroll costs associated with Company-operated stores. Independent store operators are responsible for the occupancy costs in their stores and the payroll of their employees.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
Due to new stores developed and transferred to franchisees, as well as existing Company-operated stores transferred to franchisees, the Company has recorded initial franchise revenue in ten of the last eleven quarters. Both the number of store locations transferred in a period, and the revenue recorded on those transfers, is highly variable. The variation is driven by a number of factors, including (1) general economic conditions (which influence both the level of new store development and the level of interest of existing or potential dealers and franchisees in acquiring store locations), and (2) economic factors specific to our major product categories, such as appliances, which impact the expected returns on new store development and the number of Company-operated locations available for transfer.
Historically, all of the Company's Outlet stores have been owned by the Company. The Company began a trial program for franchising Outlet stores in late 2012. The initial franchise transfers under this program were completed in the first quarter of 2013. As of November 2, 2013, Outlet consisted of 131 Sears Outlet stores including fourteen franchisee-operated stores.
Impacts from Our Separation from Sears Holdings
Following the Separation, we have operated as a publicly traded company independent from Sears Holdings, which has, and will have, a range of impacts on our operations:
General Administrative and Separation Costs. SHO consists of what were formerly the Sears Hometown and Hardware and Sears Outlet businesses owned by Sears Holdings. Prior to the Separation we used the corporate functions of Sears Holdings for a variety of services including treasury, accounting, tax, legal, and other shared services, which included the costs of payroll, employee benefits and other payroll-related costs. Also prior to the Separation Sears Holdings contributed other corporate functions, such as senior management and centrally managed employee benefit arrangements. We were allocated $6.7 million and $14.6 million of shared services costs incurred by Sears Holdings in the third quarter and first three quarters of 2012, respectively. Such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as a publicly traded company independent from Sears Holdings. For the third quarter of 2013 and the first nine months of 2013, we were charged $5.6 million and $16.0 million, respectively, by Sears Holdings for shared services costs.
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

For the third quarter of 2013 the Company estimates that it incurred $5.0 million in costs above the level incurred in the third quarter of 2012 in categories impacted by the Separation. These higher costs included $1.0 million in commissions paid to Sears Holdings' online business, where such a commission arrangement was not in place pre-Separation. $1.1 million of the higher cost resulted from additional staffing, home office rent, D&O insurance, and other costs related to being independent. Another $2.9 million of the higher costs was associated with staffing, marketing, and other corporate services that had been provided by Sears Holdings but only some of which had been allocated to the combined Hometown and Hardware and Outlet business units prior to the Separation.

Part II, Item 5 includes a discussion of the December 9 Agreements between the Company and Sears Holdings regarding the resolution of disputes between them. While it is not practicable for the Company to calculate precise amounts, it estimates that, but for the uncertainties arising from these disputes, the Company might have been in a position to record in prior quarters

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

of 2013 between $4.0 million and $4.5 million of the operating income recorded in the third quarter of 2013. The Company estimates that of this amount an approximately even split would have been allocated to the Hometown segment and the Outlet segment.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012.

	13 Weeks Ended		39 Weeks Ended
Thousands	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
NET SALES	$561,068	$556,903	$1,819,084	$1,822,445
COSTS AND EXPENSES
Cost of sales and occupancy	425,596	418,490	1,380,966	1,365,347
Gross margin dollars	135,472	138,413	438,118	457,098
Margin rate	24.1%	24.9%	24.1%	25.1%
Selling and administrative	121,698	122,054	379,815	368,031
Selling and administrative expense as a percentage of net sales	21.7%	21.9%	20.9%	20.2%
Depreciation	2,177	2,282	6,569	6,815
Gain on the sale of assets	(1,567)	—	(1,567)	—
Total costs and expenses	547,904	542,826	1,765,783	1,740,193
Operating income	13,164	14,077	53,301	82,252
Interest income (expense)	(738)	(70)	(1,969)	(111)
Other income	460	382	1,306	968
Income before income taxes	12,886	14,389	52,638	83,109
Income tax expense	(5,191)	(5,629)	(20,812)	(32,689)
NET INCOME	$7,695	$8,760	$31,826	$50,420
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

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we generally use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA.” Following the Separation our management has used Adjusted EBITDA to evaluate the operating performance of our business for comparable periods. While Adjusted EBITDA is a non-GAAP measurement, management believes that it can be an important indicator of operating performance because it excludes (1) the effects of financing and investing activities by eliminating interest and depreciation costs and (2) store closing charges and severance costs that may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results. During the 13 and 39 weeks ended November 2, 2013 and the 13 weeks ended October 27, 2012 we incurred zero store closing and severance charges. During the 39 weeks ended October 27, 2012 we incurred $0.8 million of store closing charges and severance costs. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as Adjusted EBITDA excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.
The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

	13 Weeks Ended		39 Weeks Ended
Thousands	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$7,695	$8,760	$31,826	$50,420
Income tax expense	5,191	5,629	20,812	32,689
Other income	(460)	(382)	(1,306)	(968)
Interest expense	738	70	1,969	111
Operating income	13,164	14,077	53,301	82,252
Depreciation	2,177	2,282	6,569	6,815
Store closing charges and severance costs (1)	—	—	—	797
Gain on the sale of assets	(1,567)	—	(1,567)	—
Adjusted EBITDA	$13,774	$16,359	$58,303	$89,864

(1)	See Note 5 to our Condensed Consolidated Financial Statements included herein.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

13-Week Period Ended November 2, 2013 Compared to the 13-Week Period Ended October 27, 2012
Net Sales

Net sales in the third quarter of 2013 increased $4.2 million, or 0.7%, to $561.1 million from the third quarter of 2012. This increase was driven primarily by higher initial franchise revenues (which were $7.8 million in the third quarter of 2013 compared to $1.5 million in the third quarter of 2012) and new store sales (net of closures). Partially offsetting these increases were a 2.0% decrease in comparable store sales and an unfavorable impact of $3.6 million due to the the 53rd week calendar shift in 2012. The comparable store sales decrease of 2.0% was comprised of a 1.5% decrease in Hometown and a 3.4% decrease in Outlet. The 2.0% decrease was primarily driven by lower major appliances and apparel sales in Outlet; lower Hometown lawn and garden sales; lower tools category sales in both segments; and lower consumer electronics sales following a planned exit of the business in the majority of Hometown stores. These decreases were partially offset by higher major appliances sales in Hometown.
Gross Margin

Gross margin was $135.5 million, or 24.1% of net sales, in the third quarter of 2013 compared to $138.4 million, or
24.9% of net sales, in the third quarter of 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $3.7 million of Outlet distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012, (3) a $2.3 million warranty expense timing benefit in 2012, (4) $0.9 million primarily consisting of additional occupancy costs incurred as a result of operating as an independent company since the Separation, and (5) lower Outlet merchandise-liquidation income. These decreases were partially offset by an increase in initial franchise revenues, $3.3 million to $3.8 million from the impact of items ultimately reflected in the December 9 Agreements, a $2.1 million increase in warranty reserves in 2012, and lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $121.7 million, or 21.7% of net sales, in the third quarter of 2013 from $122.1 million, or 21.9% of net sales, in the prior year quarter. The decrease was primarily due to a reduction in payroll and benefits related to the franchise conversions and $3.7 million in Outlet distribution-center costs (which were separated from selling store costs and reflected in selling and administrative expense in the third quarter of 2012 and reflected in gross margin in the third quarter of 2013), and also included a reduction in expense of $0.7 million from the impact of items ultimately reflected in the December 9 Agreements. These decreases were partially offset by an estimated $4.1 million in higher costs resulting from operating as an independent company, higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores) and higher marketing costs in Hometown.

Operating Income
We recorded operating income of $13.2 million and $14.1 million in the third quarters of 2013 and 2012, respectively. The $0.9 million decrease in operating income was driven by the above mentioned lower gross profit rate partially offset by higher net sales, lower selling and administrative expenses, and a $1.6 million gain on the sale of an Outlet store location.
Income Taxes
Income tax expense of $5.2 million and $5.6 million was recorded in the third quarters of 2013 and 2012, respectively. The effective tax rate was 40.3% and 39.1% in the third quarter of 2013 and 2012, respectively.
Net Income
We recorded net income of $7.7 million for the third quarter of 2013 compared to $8.8 million for the prior year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

39-Week Period Ended November 2, 2013 Compared to the 39-Week Period Ended October 27, 2012
Net Sales

Net sales in the first three quarters of 2013 decreased $3.4 million, or 0.2%, to $1,819.1 million from the first three quarters of 2012. This decrease was driven primarily by a 1.8% reduction in comparable store sales and lower Outlet merchandise liquidation revenues. These decreases were partially offset by an increase in initial franchise revenues and new store sales (net of closures). Initial franchise revenues were $14.8 million in the first three quarters of 2013 compared to $11.2 million in the first three quarters of 2012. The comparable store sales decrease of 1.8% was comprised of a 2.9% decrease in Hometown and a 1.9% increase in Outlet. The 1.8% comparable store sales decrease was primarily driven by lower sales of lawn and garden in Hometown due to weather-related late starts to the spring/summer and fall seasons and higher sales in 2012 related to Super Storm Sandy, lower consumer electronics sales due to the completed exit of the business in the majority of Hometown stores, and lower Outlet apparel sales due to a narrower assortment. These decreases were partially offset by increases in mattress sales following category expansion in fiscal 2012 and higher home appliances sales.
Gross Margin

Gross margin was $438.1 million, or 24.1% of net sales, in the first three quarters of 2013 compared to $457.1 million, or
25.1% of net sales, in the first three quarters of 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $10.0 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, (3) a $3.7 million benefit in the first three quarters of 2012 from the impact of store closing reserves established in 2011 (which benefit did not recur in the first three quarters of 2013), (4) a $2.3 million warranty expense timing benefit in the third quarter of 2012, (5) $2.2 million primarily due to additional occupancy costs as a result of operating as an independent company, and (6) lower Outlet liquidation income. These decreases were partially offset by lower occupancy costs, excluding incremental standalone costs, resulting from the conversion of Company-operated stores to franchisee-operated stores, higher initial franchise revenues, a $2.1 million increase in warranty reserves in the third quarter of 2012, and the pass-through by Sears Holdings of higher cash discounts on Sears Holdings' purchases of merchandise sold to us.
Selling and Administrative Expenses

Selling and administrative expenses increased to $379.8 million, or 20.9% of net sales in the first three quarters of 2013 from $368.0 million, or 20.2% of net sales, in the prior year quarters. The increase was primarily due to higher owner commissions in both Hometown and Outlet (primarily related to the conversions of Company-operated stores to franchisee-operated stores) and an estimated $14.9 million of higher operating costs incurred as a result of operating as an independent company. These increases were partially offset by $10.0 million in Outlet distribution-center costs that were separated from selling store costs and were reflected in selling and administrative expense in the first three quarters of 2012 and a reduction in payroll and benefits related to the Company-operated stores conversions.

Operating Income
We recorded operating income of $53.3 million and $82.3 million in the first three quarters of 2013 and 2012, respectively. The $29.0 million decrease in operating income was driven by the decrease in sales, a lower gross margin rate, and an increase in selling and administrative expenses.
Income Taxes
Income tax expense of $20.8 million and $32.7 million was recorded in the first three quarters of 2013 and 2012, respectively. The effective tax rate was 39.5% and 39.3% in the first half of 2013 and 2012, respectively.
Net Income
We recorded net income of $31.8 million for the first three quarters of 2013 compared to $50.4 million for the first three quarters of the prior year. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$413,171	$414,985	$1,361,908	$1,403,218
Comparable store sales %	(1.5)%	4.4%	(2.9)%	1.0%
Cost of sales and occupancy	318,362	316,820	1,040,750	1,066,728
Gross margin dollars	94,809	98,165	321,158	336,490
Margin rate	22.9%	23.7%	23.6%	24.0%
Selling and administrative	94,818	94,149	299,175	287,400
Selling and administrative expense as a percentage of net sales	22.9%	22.7%	22.0%	20.5%
Depreciation	760	797	2,372	2,423
Total costs and expenses	413,940	411,766	1,342,297	1,356,551
Operating income	$(769)	$3,219	$19,611	$46,667
Total Hometown stores			1,108	1,111
13-Week Period ended November 2, 2013 Compared to the 13-Week Period Ended October 27, 2012
Net Sales
Hometown net sales decreased $1.8 million, or 0.4%, to $413.2 million in the third quarter of 2013 from $415.0 million in the third quarter of 2012. The decrease was primarily due to a 1.5% decrease in comparable store sales, an unfavorable impact of $4.0 million due to the the 53rd week calendar shift and a $1.2 million reduction related to the OSH Termination. These declines were partially offset by new store sales (net of closures). The comparable store sales decline in the third quarter of 2013 was primarily driven by (1) lower consumer electronics sales after completing the exit of the category in most stores, (2) lower lawn and garden sales due to the impact of higher sales in 2012 related to Super Storm Sandy and declines in fall cleanup sales in 2013 resulting from a late fall, and (3) lower sales in tools and paint as a result of 2012 sales related to Super Storm Sandy that were not repeated in 2013 and a tool storage transition that shifted sales to clearance products as new product arrived. These decreases were partially offset by higher major appliance sales driven by the strong performance during the Labor Day and Columbus Day events of bottom freezers, side-by-side refrigeration, free-standing ranges and dishwashers.
Gross Margin
Gross margin was $94.8 million, or 22.9% of net sales, in the third quarter of 2013 compared to $98.2 million, or 23.7% of net sales, in the prior year quarter. The reduction in gross margin rate over the prior year quarter was driven primarily by lower margins on merchandise sales due to increased promotional activity, a $2.1 million warranty expense timing benefit in 2012, and lower commissions on online sales. These decreases were partially offset by an increase in warranty reserves in 2012, lower occupancy expenses in 2013 from the conversions of Company-operated stores to franchisee-operated stores, and the impact of items ultimately reflected in the December 9 Agreements.
Selling and Administrative Expenses
Selling and administrative expenses increased to $94.8 million, or 22.9% of net sales, in the third quarter of 2013 from $94.1 million, or 22.7% of net sales, in the prior year quarter. The increase was primarily due to an estimated $2.6 million in higher costs from operating as an independent company, higher owner commissions mainly related to the conversions of Company-operated stores to franchisee-operated stores, and higher marketing costs. These increases were partially offset by a reduction in payroll and benefits related to the Company-operated store conversions, $0.9 million in lower costs related to the OSH Termination and lower costs due to the impact of items ultimately reflected in the December 9 Agreements.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Operating Income
We recorded an operating loss of $0.8 million in the third quarter of 2013 and operating income of $3.2 million in the third quarter of 2012. The overall decrease in operating income of $4.0 million was driven by the decrease in sales, lower gross margin rate, the increase in selling and administrative expense as noted above, and $0.3 million related to the OSH Termination.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Business Segment Results
Hometown
39-Week Period Ended November 2, 2013 Compared to the 39-Week Period Ended October 27, 2012
Net Sales
Hometown net sales decreased $41.3 million, or 2.9%, to $1.36 billion in the first three quarters of 2013 from $1.40 billion in the first three quarters of 2012. The decrease was primarily due to a 2.9% decrease in comparable store sales and lower initial franchise revenues partially offset by new store sales (net of closures). The comparable store sales decrease was driven primarily by declines in lawn and garden resulting from weather-related late starts to the spring/summer and fall seasons, and in consumer electronics after completing the exit of the category in the majority of stores. These decreases were partially offset by increases in home appliances.
Gross Margin
Gross margin was $321.2 million, or 23.6% of net sales, in the first three quarters of 2013 compared to $336.5 million, or 24.0% of net sales, in the prior year quarters. The decrease in gross margin rate over the prior year was driven primarily by lower initial franchise revenues, lower margins on merchandise sales, a $3.7 million benefit in the first half of 2012 from the impact of store closing reserves established in 2011 (which benefit did not recur in the first half of 2013) and a $2.1 million warranty expense timing benefit in the third quarter of 2012. Partially offsetting these items were lower occupancy expenses from the conversion of Company-operated stores to franchisee-operated stores and a $1.7 million increase in warranty reserves in the third quarter of 2012.
Selling and Administrative Expenses
Selling and administrative expenses increased to $299.2 million, or 22.0% of net sales in the first three quarters of 2013 from $287.4 million, or 20.5% of net sales, in the first three quarters of 2012. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and an estimated $10.0 million in higher costs from operating as an independent company. These increases were partially offset by a reduction in payroll and benefits related to the Company-operated stores conversions.
Operating Income
We recorded operating income of $19.6 million and $46.7 million in the first three quarters of 2013 and 2012, respectively. The overall decrease in operating income of $27.1 million was driven by the decrease in sales, an increase in selling and administrative expense and the decrease in gross margin rate as noted above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$147,897	$141,918	$457,176	$419,227
Comparable store sales %	(3.4)%	(0.8)%	1.9%	0.6%
Cost of sales and occupancy	107,234	101,670	340,216	298,619
Gross margin dollars	40,663	40,248	116,960	120,608
Margin rate	27.5%	28.4%	25.6%	28.8%
Selling and administrative	26,880	27,905	80,640	80,631
Selling and administrative expense as a percentage of net sales	18.2%	19.7%	17.6%	19.2%
Depreciation	1,417	1,485	4,197	4,392
Gain on the sale of assets	(1,567)	—	(1,567)	—
Total costs and expenses	133,964	131,060	423,486	383,642
Operating income	$13,933	$10,858	$33,690	$35,585
Total Outlet stores			131	126
13-Week Period ended November 2, 2013 Compared to the 13-Week Period Ended October 27, 2012
Net Sales
Outlet net sales increased $6.0 million, or 4.2%, to $147.9 million in the third quarter of 2013 from $141.9 million in the third quarter of 2012. The increase was primarily due to $6.2 million of initial franchise revenues and sales from new stores (net of closures). These increases were partially offset by a 3.4% decrease in comparable store sales and lower apparel liquidation revenues compared to the third quarter of 2012. The decrease in comparable store sales for the third quarter of 2013 was primarily driven by lower sales in apparel due to a narrower assortment, lower home appliances sales, lower tools sales resulting from a special purchase and promotion of industrial tools in the third quarter of 2012, and lower availability of tools storage in the third quarter of 2013. These decreases were partially offset by sales in the furniture category, which was introduced in the second quarter of 2013 and was expanded into the majority of Outlet stores in the third quarter of 2013.
Gross Margin
Gross margin was $40.7 million, or 27.5% of net sales, in the third quarter of 2013 compared to $40.2 million, or 28.4% of net sales, in the prior year quarter. The gross margin rate decreased in the third quarter of 2013 compared to the prior year quarter primarily due to (1) lower margins on merchandise sales due to a higher balance-of-sales in lower-margin, in-box goods partially offset by improvements in apparel margins, (2) $3.7 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, (3) $0.8 million primarily due to additional occupancy costs as a result of operating as an independent company, and (4) lower apparel liquidation margins. These decreases were partially offset by $6.2 million in initial franchise revenues (which had not been recorded prior to the first quarter of 2013), lower occupancy costs (excluding incremental standalone costs as a result of Company-operated store conversions), the impact of items ultimately reflected in the December 9 Agreements, and a net benefit of $0.2 million related to an increase in warranty reserves and a warranty timing benefit in 2012. Excluding the impact of the reclassification of distribution center expenses, gross margin was $44.4 million, or 30.0% of net sales, in the third quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $26.9 million, or 18.2%, in the third quarter of 2013 from $27.9 million, or 19.7%, in the prior year quarter. The decrease in selling and administrative expenses is primarily due to $3.7 million in distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

2012 and are now reflected in gross margin, partially offset by an estimated $1.5 million in higher costs from operating as an independent company and higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated. Excluding the impact of the reclassification of distribution center expenses, selling and administrative expenses were $30.6 million, or 20.7% of net sales, in the third quarter of 2013.

Operating Income
We recorded operating income of $13.9 million and $10.9 million in the third quarter of 2013 and 2012, respectively. The increase in operating income of $3.0 million was driven by higher net sales, a $1.6 million gain on the sale of the outlet store in Woodstock, Illinois in the third quarter of 2013, and lower selling and administrative expenses partially offset by a lower gross profit rate.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Outlet
39-Week Period Ended November 2, 2013 Compared to the 39-Week Period Ended October 27, 2012
Net Sales
Outlet net sales increased $38.0 million, or 9.1%, to $457.2 million in the first three quarters of 2013 from $419.2 million in the first three quarters of 2012. The increase was primarily due to new store openings (net of closures), $10.1 million of initial franchise revenues, and a 1.9% increase in comparable store sales, partially offset by lower apparel liquidation revenues. The increase in comparable store sales for 2013 was primarily driven by higher home appliances sales, increases in lawn and garden driven by grills, patio furniture and mowers, and in mattresses following category expansion in fiscal 2012, partially offset by a decrease in apparel due to a narrower assortment.
Gross Margin
Gross margin was $117.0 million, or 25.6% of net sales in the first three quarters of 2013 compared to $120.6 million, or 28.8% of net sales in the prior year. The gross margin rate decreased 320 basis points in the first three quarters of 2013 compared to the prior year primarily due to lower margins on merchandise sales due to lower availability of higher-margin scratch-and-dent items, $10.0 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, lower liquidation income and an additional $2.1 million in occupancy costs as a result of operating as an independent company since the Separation. These decreases were partially offset by $10.1 million in initial franchise revenues, lower occupancy costs (excluding incremental standalone costs) as a result of Company-operated store conversions, and the pass-through by Sears Holdings of higher cash discounts on Sears Holdings' purchases of merchandise sold to us. No initial franchise revenues were recorded in Outlet prior to fiscal 2013. Excluding the impact of the reclassification of distribution center expenses, gross margin was $127.0 million, or 27.8% of net sales, for the first three quarters of 2013.
Selling and Administrative Expenses
Selling and administrative expenses were $80.6 million, or 17.6% of net sales, in the first three quarters of 2013 compared to $80.6 million, or 19.2% of net sales, in the prior year first three quarters. Selling and administrative expenses included an estimated $4.9 million in higher costs from operating as an independent company, higher franchise commissions for the Company-operated stores that we converted to franchisee-operated stores in the first three quarters of 2013, and increased marketing investments. These increases were offset by $10.0 million in distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin. Excluding the impact of the reclassification of distribution center expenses, selling and administrative expenses were $90.6 million, or 19.8% of net sales, for the first three quarters of 2013.

Operating Income
We recorded operating income of $33.7 million and $35.6 million in the first three quarters of 2013 and 2012, respectively. The decrease in operating income of $1.9 million was driven by a lower gross profit rate partially offset by higher net sales and a $1.6 million gain in the third quarter of 2013 on the sale of the outlet store in Woodstock, Illinois.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $21.5 million as of November 2, 2013, $21.8 million as of October 27, 2012, and $20.1 million as of February 2, 2013.
For the first, second, and third quarters of 2013 we financed our operations and investments primarily with short-term borrowings under the Senior ABL Facility. Our primary need for liquidity is to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the three quarters ended November 2, 2013 cash used in operating activities was $54.2 million compared to $93.3 million generated in the three quarters ended October 27, 2012. The decrease in operating cash flows compared to 2012 was due predominately to a decrease in the payable to Sears Holdings compared to an increase in the first nine months of 2012, increased investments in inventory, and lower net income.
Total merchandise inventories were $488.6 million at November 2, 2013 and $429.4 million at October 27, 2012. Merchandise inventories for Hometown increased from $336.9 million at October 27, 2012 to $352.0 million at November 2, 2013 primarily due to (1) home appliances resets, (2) completion of the tools expansion initiative, (3) inventory associated with new stores (net of closures), (4) higher air conditioner inventory due to a cooler summer, (5) expansion of vacuum cleaner inventory, and (6) an increase in the cost of Kenmore and Craftsman merchandise resulting from a post-Separation change in the treatment of warranty costs. Post-Separation SHO purchases Kenmore and Craftsman products with warranty included, which results in a higher product cost but eliminates any later warranty costs to SHO. The Company expects that generally the higher product costs and the resulting warranty savings will typically offset each other. These inventory increases were partially offset by a reduction in consumer electronics due to the exit of this category in the majority of Hometown stores. Merchandise inventories for Outlet increased from $92.5 million at October 27, 2012 to $136.6 million at November 2, 2013, primarily driven by (1) home appliances due to additional flow of scratch-and-dent units and large buys of discontinued and obsolete product, (2) an increase in the number of stores, (3) higher receipts in mattresses, and (4) seasonal-purchases of grills and late-season receipts of lawn tractors in lawn and garden. These increases were partially offset by lower receipts of apparel.
We obtain our merchandise through agreements with Sears Holdings and from other vendors. In the first three quarters of 2013 merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard, and other products, accounted for approximately 84% of total purchases of all inventory from all vendors. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
Cash Flows from Investing Activities
Cash used in investing activities was $3.3 million for the first three quarters of 2013 compared to $5.5 million for the first three quarters of 2012. Cash used in investing activities in both periods was for purchases of property and equipment partially offset by $2.6 million in proceeds from sales of property and investments in 2013.
Cash Flows from Financing Activities
Cash generated by financing activities was $58.9 million for the 39 weeks ended November 2, 2013 compared to $66.6 million used for the 39 weeks ended October 27, 2012. The increase of $125.5 million in cash generated by financing activities in 2013 from 2012 was primarily due to the cash dividend paid to Sears Holdings of $100.0 million at the time of Separation, an increase of $20.8 million in short-term borrowing in the first three quarters of 2013 and a $12.3 million reduction in transfers to Sears Holdings at the time of Separation partially offset by the repurchase of 0.3 million shares of stock for $8.4 million as part of the $25 million share repurchase program authorized by the Company's Board of Directors on August 28, 2013.
Financing Arrangements

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of November 2, 2013, we had $87.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of November 2, 2013 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 2, 2013 was $158.7 million with $3.4 million of letters of credit outstanding under the facility.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter. The interest rate was 4.25% at November 2, 2013.
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

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of November 2, 2013, we had cash and cash equivalents of $21.5 million. Over the next twelve months, we expect to fund our ongoing operations and any stock repurchases with cash on-hand, cash generated by operating activities, and borrowings under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of November 2, 2013 and October 27, 2012 were $1.2 million and $2.4 million, respectively.
Off-Balance Sheet Arrangements
As of November 2, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 2, 2013 and October 27, 2012

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date hereof, we are not party to any litigation that we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of merchandise and services, claims with respect to franchise and dealer transactions and relationships, as well as various legal and governmental proceedings. Litigation is inherently unpredictable. Each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition, and cash flows, perhaps materially. See also "Cautionary Statement Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of our common stock that we acquired during the third quarter of 2013 pursuant to our share repurchase program. During the 13 weeks ended November 2, 2013, we repurchased 0.3 million shares of our common stock at a total cost of $8.4 million under our share repurchase program. At November 2, 2013, we had $16.6 million of remaining authorization under the program.

	39 Weeks Ended November 2, 2013
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 4, 2013 to August 31, 2013	—	$—	—	$—	$—
September 1, 2013 to October 5, 2013	157,229	31.11	157,229	31.11	20,107,973
October 6, 2013 to November 2, 2013	122,018	28.50	122,018	28.50	16,629,936
For the quarter ended November 2, 2013	279,247	$29.97	279,247	$29.97

(1) Our share repurchase program was initially announced on August 30, 2013 and has a total authorization, since inception of the program, of $25 million. The program has no stated expiration date.
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
The Senior ABL Facility also imposes various other requirements, such as a cash dominion requirement and a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0, which take effect if availability falls below designated thresholds and which may limit our ability to make share repurchases.

Item 5. Other Information

The terms and conditions of the December 9 Agreements are briefly described below. According to a Schedule 13D/A filed on June 12, 2013 with the Securities and Exchange Commission, ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), beneficially owned on the filing date approximately 48% of our outstanding shares of common stock. Based on publicly available information, ESL beneficially owns approximately 48% of Sears Holdings’ outstanding shares of common stock.

The December 9 Agreements arose out of, and are intended to resolve, disputes between the Company and Sears Holdings regarding the terms and conditions of the SHO-Sears Holdings Agreements. Some of these disputes involved amounts that the Company and Sears Holdings each claimed were due from the other. Following negotiations regarding the disputes, representatives of the Company and representatives of Sears Holdings prior to the end of the third quarter of 2013 reached a mutual, but non-binding, understanding regarding resolution of a number of the disputes. The December 9 Agreements implemented most of the items that were the subject of the understanding. As noted in the summaries below, the December 9 Agreements include payments to be made by the Company to Sears Holdings and waivers by Sears Holdings of amounts claimed to have been due from the Company. Following the Separation and during the negotiations regarding the disputes the Company and Sears Holdings each denied that it was required to pay to the other, or waive, disputed amounts. While it is not practicable for the Company to calculate precise amounts, it estimates that, but for the uncertainties arising from the disputes between the Company and Sears Holdings, the Company might have been in a position to record in prior quarters of 2013 between $4.0 million and $4.5 million of the operating income recorded in the third quarter of 2013. The Company estimates that this amount would have been split approximately evenly between the Hometown segment and the Outlet segment.

A.Amendment No. 2 to Merchandising Agreement dated December 9, 2013 between (i) Sears, Roebuck and Co. (“SRC”), Kmart Corporation, (“Kmart” and together with SRC, “Seller”), and (ii) the Company, Sears Authorized Hometown Stores, LLC (“SAHS”), and Sears Outlet Stores, L.L.C. (together with the Company and SAHS, “Buyer”) (the “MA Amendment”). SRC and Kmart are wholly owned subsidiaries of Sears Holdings. SAHS and Sears Outlet Stores, L.L.C. are wholly owned subsidiaries of the Company. A copy of the MA Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following brief description of the terms and conditions of the MA Amendment is qualified by, and is subject to, the terms and conditions of the MA Amendment.

The MA Amendment amends the Merchandising Agreement dated August 8, 2012 between Seller and Buyer (the “Merchandising Agreement”). Among other things, the MA Amendment (1) provides that Seller waives $4.35 million in warranty charges and with respect to freight charges on specified categories of Outlet merchandise that Seller claims are due from Buyer, (2) adds a requirement that Buyer pay $1 million to Seller with respect to Craftsman lifetime warranty charges and adds Seller’s waiver of $2.3 million of additional Craftsman lifetime warranty charges that Seller claims are due from Buyer, (3) amends the prices Buyer pays Seller for specified categories of Outlet merchandise, (4) adds details regarding Buyer’s obligations with respect to damaged/defective apparel acquired from Seller and provides that Seller waives $1.3 million that Seller claims are due from Buyer, and adds a requirement that Buyer pay $1 million to Seller, with respect to damaged/defective apparel, (5) extends for a period of one year specified pricing for mark-out-of stock Outlet apparel that Buyer acquires from Seller, (6) amends the calculation for determining vendor allowances that Seller is obligated to pay to Buyer, (7) amends the restrictions regarding Buyer’s ability to open new Sears Hometown Stores, Sears Home Appliance Showrooms, and Sears Hardware stores, (8) adds a limitation on the types of new merchandise that Buyer may sell at Outlet Stores that are located within two miles of specified Seller stores, (9) adds that Buyer will report to Seller specified new-store arrangements, (10) clarifies the responsibilities of Buyer and Seller with respect to Seller’s warranties on specified non-repairable Craftsman products, (11) adds an additional charge payable by Buyer for products that Seller sells to Buyer that are covered by the Craftsman lifetime warranty, and (12) amends the terms and conditions regarding the “Kenmore Royalty Credit."

B.    Amendment No. 1 to Separation Agreement dated December 9, 2013 between the Company and Sears Holdings (the “SA Amendment”). A copy of the SA Amendment is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following brief description of the terms and conditions of the SA Amendment is qualified by, and is subject to, the terms and conditions of the SA Amendment.

The SA Amendment amends the Separation Agreement dated as of August 8, 2012 between the Company and Sears Holdings (the “Separation Agreement”). Among other things, the SA Amendment (1) amends the definition of “Ancillary Agreements” to include the Supplemental Agreement (defined below), (2) adds that Sears Holdings will cause its affiliates not to unreasonably withhold or delay consents to requests by the Company to sublease its rights under leases with Sears Holdings’

affiliates, (3) adds that the Company and Sears Holdings will negotiate in good faith with respect to the Company’s proposals to conduct its franchise and dealer businesses in the Caribbean region, (4) adds that the Company may establish, acquire, and operate businesses that do not use the “Sears” name and that are not specified retailers, (5) adds obligations of the Company and Sears Holdings affiliates regarding specified store locations that are subject to ground leases, (6) adds obligations of the Company and Sears Holdings regarding a store in Norristown, Pennsylvania, (7) clarifies the obligations of the Company and Sears Holdings affiliates for specified stores with respect to lease obligations for HVAC, utilities, CAM, taxes, insurance, roofs, parking lots, and related items, and (8) adds that, in the event of a dispute, the Company and Sears Holdings each will provide the other with specified information with respect to compliance with the Separation Agreement.

C.    Amendment No. 1 to Services Agreement dated December 9, 2013 between the Company and Sears Holdings Management Corporation (“SHMC”) (the “Services Amendment”). SHMC is a wholly owned subsidiary of Sears Holdings. A copy of the Services Amendment is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following brief description of the terms and conditions of the Services Amendment is qualified by, and is subject to, the terms and conditions of the Services Amendment.

The Services Amendment amends the Services Agreement dated as of August 8, 2012 between the Company and SHMC (the “Services Agreement”). Among other things, the Services Amendment (1) amends the obligations of the Company and SHMC regarding the hybrid-delivery market process and how related margin is shared between the Company and SHMC, (2) provides that SHMC waives approximately $1.3 million of IT retail-support charges that SHMC claims are due from the Company and that the Company owes no additional IT retail-support charges for its 2013 fiscal year (except for net store increases), (3) amends the Company’s retail-support charges for the 2014 and 2015 fiscal years to be $1 million and $2 million, respectively (plus a specified per-store fee for net new stores over a base number of stores), (4) clarifies the components of IT retail-support services, and (4) expands the scope of services that SHMC will provide to assist the migration of IT services provided by SHMC to the Company and successor IT service providers.

D.    Supplemental Agreement dated December 9, 2013 between the Company and Sears Holdings (the “Supplemental Agreement”). A copy of the Supplemental Agreement is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following brief description of the terms and conditions of the Supplemental Agreement is qualified by, and is subject to, the terms and conditions of the Supplemental Agreement.

The Supplemental Agreement provides that the Company and Sears Holdings each releases the other and related persons from specified claims and defenses to claims that are described on an appendix to the Supplemental Agreement. A separate appendix to the Supplemental Agreement describes claims that the Company and Sears Holdings have not released and have reserved for continuing discussions.

E.    Statement of Work #1 to Employee Transition and Administrative Services Agreement dated as of December 9, 2013 between (i) the Company, SAHS, and Sears Outlet Stores, L.L.C. and (ii) SHMC (the “Statement of Work”). A copy of the Statement of Work is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following brief description of the terms and conditions of the Statement of Work is qualified by, and is subject to, the terms and conditions of the Statement of Work.

The Statement of Work is required by the terms and conditions of the Employee Transition and Administrative Services Agreement dated as of August 31, 2012 between (i) the Company, SAHS, and Sears Outlet Stores, L.L.C. and (ii) SHMC (the “ETASA”) and the Statement of Work provides that it replaces the Human Resources section of Appendix 101-A to the Services Agreement. The Statement of Work provides for the following human resource services to be governed by the terms and conditions of the ETASA: support center; payroll; time and attendance; HR reporting and analytics; unemployment; compliance; employee record keeping; learning; management/leadership development; compensation management; benefits and benefits administration; and HR systems.

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	December 10, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Amended and Restated Bylaws of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on December 9, 2013 (File No. 001-35641)).
*#10.1
Amendment No. 2 to Merchandising Agreement dated December 9, 2013 between (i) Sears, Roebuck and Co. and Kmart Corporation and (ii) Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C.

*10.2	Amendment No. 1 to Separation Agreement dated December 9, 2013 between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Corporation.
*10.3	Amendment No. 1 to Services Agreement dated December 9, 2013 between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Management Corporation.
*10.4	Supplemental Agreement dated December 9, 2013 between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Corporation.
*10.5
Statement of Work #1 to Employee Transition and Administrative Services Agreement dated December 9, 2013 between (i) Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (ii) Sears Holdings Management Corporation.

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
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income (Unaudited) for the 13 and 39 Weeks Ended November 2, 2013 and October 27, 2012; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at November 2, 2013, October 27, 2012 and February 2, 2013; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 2, 2013 and October 27, 2012; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 and 39 Weeks Ended November 2, 2013 and October 27, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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