Form 10-K
period 2014-02-01
Sears Hometown & Outlet Stores, Inc.
filed 2014-04-04
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE 52 WEEKS ENDED FEBRUARY 1, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35641
_______________________________________________
SEARS HOMETOWN AND OUTLET STORES, INC.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________

DELAWARE	80-0808358
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 TRILLIUM BOULEVARD, SUITE 501 HOFFMAN ESTATES, ILLINOIS	60192
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 286-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market
 Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 1, 2014 Sears Hometown and Outlet Stores, Inc. had 22,749,936 shares of common stock, $0.01 par value, outstanding. The aggregate market value (based on the closing price of Sears Hometown and Outlet Stores, Inc.'s common stock quoted on the NASDAQ Stock Market) of Sears Hometown and Outlet Stores, Inc.'s common stock owned by non-affiliates, as of the last business day of Sears Hometown and Outlet Stores, Inc.'s most recently completed second fiscal quarter, was approximately $471,221,406.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from Sears Hometown and Outlet Stores, Inc.'s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 28, 2014 (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.

Part I
Item 1. Business
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools and hardware. As of February 1, 2014, we and our dealers and franchisees operated 1,260 stores across all 50 states, Puerto Rico and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery, installation, and extended-service plans.

In October 2012 we became a separate, publicly held company following our separation from Sears Holdings Corporation ("Sears Holdings"). Prior to our separation from Sears Holdings, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to Sears Hometown and Outlet Stores, Inc., a Delaware corporation (“SHO,” “our company,” the “Company,” “we,” “our,” or “us”), which was formed on April 23, 2012 as a wholly owned subsidiary of Sears Holdings. Sears Holdings then distributed to the holders of its common stock as of September 7, 2012 transferable subscription rights to purchase all of SHO's outstanding shares of common stock (the “Rights”). On October 11, 2012 Sears Holdings completed the separation of SHO by distributing all of its outstanding shares of SHO common stock to those persons who had exercised the Rights (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own any shares of SHO's common stock, and thereafter SHO's common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
We operate through two segments—the Sears Hometown and Hardware segment ("Hometown") and the Sears Outlet segment ("Outlet"). Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the particular store. Our Outlet stores are designed to provide in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked and scratched and dented products, collectively “outlet-value products” across a broad assortment of merchandise categories, including home appliances, mattresses, apparel and lawn and garden equipment at prices that are significantly lower than manufacturers’ suggested retail prices. See Note 8 to our Consolidated Financial Statements for further information about our segments.
The majority of our Hometown stores are operated by independent dealers and franchisees. SHO provides brand and marketing support and inventory on consignment. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees late that year. We expect to continue franchising Outlet stores, and we believe that over time most of our Outlet stores could be franchised. We pay our dealers and franchisees commissions based on their net sales of our inventory we consigned to them. We also authorize dealers and franchisees to sell post-sale services, such as extended-service plans, for which we also pay commissions.
Hometown
As of February 1, 2014, we and our dealers and franchisees operated a total of 1,117 Sears Hometown and Hardware stores located across all 50 states, Puerto Rico and Bermuda.
Our Hometown segment operates through three distinct formats: Sears Hometown Stores (“Hometown Stores”), Sears Hardware Stores (“Hardware Stores”), and Sears Home Appliance Showrooms (“Home Appliance Showrooms”).

•
Hometown Stores. Our Hometown Stores offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears brand products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings and are collectively referred to as the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve trade areas that may not support a full-service big-box retailer. As of February 1, 2014, there were 931 Hometown Stores in all 50 states, Puerto Rico and Bermuda. 926 of these stores are operated by independent dealers and five stores are operated by us.

•
Hardware Stores. Our Hardware Stores offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products. In addition, these stores offer certain proprietary in-store services, such as blade sharpening, key cutting and screen repair, as well as products typically found in local hardware stores, such as fasteners, electrical supplies and plumbing supplies. Our Hardware Stores have operated as two formats: “traditional” and “neighborhood”, with size being the differentiating factor between the two formats. Our “traditional” Hardware Stores average nearly 28,000 square feet in size. Our “neighborhood” Hardware Stores are much smaller in size, averaging 16,000 to 18,000 square feet, and yet, through our multichannel capability, continue to offer the same breadth and depth of inventory as our “traditional” Hardware Stores. Our Hardware Stores, regardless of size, are primarily located in suburban trade areas and are positioned as local stores designed to appeal to convenience-oriented customers. These stores carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products. As of February 1, 2014, there were 85 Hardware Stores in 16 states, 83 of which also carry a selection of Kenmore and other national brands of home appliances. 76 of these stores are operated by franchisees, and the remaining nine stores are operated by us.

•
Home Appliance Showrooms. Our Home Appliance Showrooms offer home appliances and related services in stores primarily located in strip malls and lifestyle centers of metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by big-ticket cooking, laundry and refrigeration home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of February 1, 2014, there were 101 Home Appliance Showrooms in 23 states. 83 of these stores are operated by franchisees, 16 stores are operated by us and two are operated by independent dealers.

In 2013, revenue from our Hometown segment was $1.8 billion.
Outlet
Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, sporting goods, lawn and garden equipment, tools, and other household goods, including furniture, at prices that are significantly lower than manufacturers’ suggested retail prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2013, Outlet’s most significant merchandise category was home appliances, which made up 78% of our Outlet sales revenue. Outlet-value products are generally covered by a warranty. Outlet Stores also offer a full suite of extended-service plans and services. As of February 1, 2014, Outlet operated 143 locations, of which 142 offer a wide range of outlet-value products, and one was a retail apparel only store. Outlet also sells products through our website, www.searsoutlet.com. While the majority of our Outlet stores are Company-operated, we initiated a program to franchise Outlet stores in 2012. As of February 1, 2014, 115 Outlet Stores were Company-operated and 28 were operated by franchisees.
In 2013, revenue from our Outlet segment was $610 million.
Competition
Hometown
Our Hometown business is subject to highly competitive conditions, with varying levels of competition in each store’s trade area. Hometown Stores and Hardware Stores compete with a wide variety of retailers handling similar lines of merchandise, including department stores, discounters, mass merchandisers, specialty retailers, wholesale clubs, and many other competitors operating on a national, regional or local level. Hometown Stores and Hardware Stores also compete with online and catalog businesses that have similar merchandise offerings. Home Appliance Showroom Stores compete with all of the previously listed competitors to the extent that they sell home appliances.
The key national competitors of the Hometown Stores, the Hardware Stores, and the Home Appliance Showroom Stores are The Home Depot and Lowe’s, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores and the Home Appliance Showrooms. Subsidiaries of Sears Holdings offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores and the Home Appliance Showrooms. We believe that, historically, the Hometown Stores, the Hardware Stores and the Home Appliance Showroom Stores generally have not competed significantly with the stores operated by Sears Holdings’ subsidiaries. As our Hometown business grows by opening new stores, entering new trade areas, and expanding our merchandise offerings (for example, our increased emphasis on mattresses), the level of competition between the Hometown Stores, the Hardware Stores and the Home Appliance Showrooms and the stores operated by Sears Holdings' subsidiaries may increase. In addition to being the principal merchandise vendor for the Hometown business, Sears Holdings also continues to provide e-commerce services and support to SHO, and online sales by Sears Holdings’ subsidiaries that do not originate, or that do not involve merchandise pick up, in physical stores may compete with the e-commerce activity of the Hometown business.
We believe that the key differentiating factors between competitors operating in this industry include price, product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to credit, product delivery, repair and installation.

Outlet
The Outlet Stores operate in the highly fragmented outlet-value retail industry. In our primary product category, appliances, our Outlet Stores compete at one end of the spectrum with big-box retailers who sell primarily new, in-box product, as new in-box product competes both with new in-box product sold in the Outlet Stores and with the out-of-box product sold in the Outlet Stores. To the extent these big-box competitors choose to liquidate their own out-of-box product on their sales floors, this product would compete directly with out-of-box product sold in the Outlet Stores. At the other end of the spectrum are the locally owned appliance dealers that have historically comprised the bulk of the Outlet Store’s direct competition for out-of-box product. These locally owned appliance dealers generally sell some combination of out-of-box and new in-box appliances. Online retailers, selling new or out-of-box appliances, are an additional source of competition.
The Outlet Store's key national competitors with respect to new, in-box appliances are The Home Depot and Lowe’s. In addition, as we continue to expand our product lines into categories such as mattresses, furniture and apparel, we expect to face additional competition from other discount retailers that focus on those product categories. While stores operated by subsidiaries of Sears Holdings provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are value-price sellers of primarily distressed, refurbished, and marked-out-of-stock merchandise, which merchandise the stores operated by Sears Holdings' subsidiaries generally do not sell in what we believe are significant volumes to consumers. Consequently, we believe that, historically, the Outlet Stores have not competed significantly with the stores operated by subsidiaries of Sears Holdings. As our Outlet business grows by opening new stores, franchising new and existing stores, entering new trade areas, and expanding our merchandise offerings (for example, our recent increased emphasis on mattresses and furniture), the level of competition between the Outlet Stores and the stores operated by Sears Holdings' subsidiaries may increase.
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
We offer our customers a broad selection of products, including well-known consumer brand names such as Kenmore, Craftsman and DieHard, and we strive to offer high in-stock levels. A typical Hometown Store offers a selection of products similar to department stores, discounters, mass merchandisers and wholesale clubs and carries more types of products than specialty retailers and smaller independent appliance and hardware stores. This ability to offer a wide variety of well-known, consumer brand name merchandise enables us to remain competitive in our trade areas and to continue to attract customers.
We operate across the nation through distinctly tailored store formats.
Our different store formats are targeted to the trade areas in which they compete. Our Hometown Stores offer customers in more rural communities a wide variety of merchandise. In those trade areas, we compete against larger national or regional big-box stores on the basis of the convenient shopping experience we provide, and we compete against local independent stores based on our product offerings and competitive pricing.
Our Hardware Stores are located in neighborhood centers in suburban areas where customers can fulfill their hardware, lawn and garden and, in certain stores, home appliance needs. These stores compete against larger warehouse home centers and smaller local hardware stores by offering a broad assortment of products, convenient outlets and personalized customer assistance.
Our Home Appliance Showrooms include appealing display floors in metropolitan trade areas where we compete with big-box retailers by offering a compelling service model, a wide assortment of brand-name home appliances, significant online and multichannel capabilities, and convenient locations. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. To accommodate the lifestyles of our metropolitan customers, we also provide after-hours showings by appointment.
Our Outlet Stores offer customers a wide range of outlet-value products at over 140 locations across the United States and Puerto Rico. Our Outlet Stores differentiate themselves from their competitors by providing a wide range of outlet-value brand-name products, including Kenmore, Whirlpool®, LG, and Samsung products, at prices that are significantly lower than manufacturers’ suggested retail prices.

In addition, SHO has stores located in all 50 states as well as Puerto Rico and Bermuda, without any concentration in one particular region or trade area. The ability to generate revenues with a wide variety of products across a diversified mix of regions and trade areas positions us to be able to take advantage of opportunities as they arise.
The fact that our Hometown Stores, Hardware Stores and Home Appliance Showrooms are primarily operated by dealers or franchisees, and that we have increased our franchising of Outlet Stores, allows us to leverage the knowledge, experience and capital of our dealers and franchisees.
Our Hometown Stores are primarily owned and operated by individual dealers and the majority of our Home Appliance Showrooms and Hardware Stores are operated by franchisees. We are increasingly converting our existing Company-owned and operated Outlet Stores to stores that are owned and operated by franchisees. Under both our dealer model and our franchise model, SHO provides inventory (on a consignment basis), branding and marketing to the stores and the dealer or franchisee is responsible for start-up costs, lease payments and other operating costs including payroll. This model allows us to leverage the entrepreneurial spirit of our dealers and franchisees and their local trade-area knowledge to better serve their customers. In addition, our franchise model frees up capital and enables us to focus on strategic planning, including store growth, marketing and pricing strategies. We regularly evaluate the performance of franchised and dealer stores and require compliance with established customer service and other operational guidelines.
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
Our Strategy
We plan to continue to enhance our competitive position, grow our business and increase our net sales and profitability by implementing the following strategies:
Expand Product Assortment and Optimize Services Offering. We strive to provide customers complete solutions for their home appliance, hardware and other related home needs. We are constantly evaluating other merchandise categories and types of services to enhance our product and service offerings and to create cross-selling opportunities for adjacent products and services. For example, our initiatives to increase product offerings include expanding apparel and adding furniture in our Outlet Stores and adding mattresses in our Home Appliance Showrooms.
Promote Customer Growth through Enhanced Marketing, Improved Customer Experience and Integrated Multi-Channel Capabilities. We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We continue to expand our e-commerce operations and our online product selection to enhance customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. We offer our customers the option to purchase items online and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. These capabilities allow us to better serve customers across various channels and improve sales.
We also participate in Sears Holdings’ SHOP YOUR WAYTM program (the “SYW program”). The SYW program is a social shopping experience where members have the ability to earn points, receive additional benefits, and interact and shop with each other through shopyourway.com. We believe our SYW program participation helps us enhance our customer shopping experience by building relationships with SYW program members. In addition, we view the SYW program as a means to expand our customer base and enhance our ability to communicate in more targeted and relevant ways with our customers that are SYW-program members.
We also plan to drive customer growth by expanding our marketing initiatives. We believe that we can grow our customer base through advertising in a number of different media, particularly online and email marketing.
We believe that quality customer service contributes to increased store visits and purchases by our customers. We are focused on building long-term relationships with customers and members by improving their in-store and post-sale experiences. We conduct quality control checks of our dealers, franchisees, store managers and sales associates to improve the quality of customer interaction and product knowledge at all levels of our organization. We continue to improve and augment our post-sale engagement with customers through access to delivery and installation services as well as extended-service plans.
Diversify Our Supply Chain. We intend to continue our efforts to diversify our network of merchandise suppliers and service providers. Such diversification, particularly with respect to merchandise suppliers, is intended to reduce our reliance on Sears Holdings for our inventory.

Improve Operating Performance. We intend to focus on various initiatives intended to improve our gross margins and our inventory management. Our inventory procurement operations are focused on developing customized merchandise assortments based on store demographics, sales history, customer preferences and margin by product division. Our inventory management focuses on continually adjusting clearance markdown cadences to reflect changes in inventory turnover and customer preferences. In addition, we intend to focus on controlling costs across our business lines, particularly selling and administrative expenses.
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
Our Products and Suppliers
Our focus on the preferences of our customers drives our merchandise selection. Our goal is to offer our customers a large selection of brands and products within each of our product categories. Our largest revenue-generating category in 2013 was home appliances, representing approximately 68% of net sales.
We are party to a Merchandising Agreement (the "Merchandising Agreement") with Sears Holdings, Kmart Corporation, (“Kmart") and Sears, Roebuck and Co. (“SRC”) (Kmart and SRC are wholly owned subsidiaries of Sears Holdings) pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears brand products (including products branded with the KCD Marks) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in 2018 subject to early termination rights that are specified in the Merchandising Agreement. We expect that our Hometown business will continue to rely on Sears Holdings for a significant majority of its inventory.
For the year ended February 1, 2014, products that we acquired through Sears Holdings accounted for approximately 84% of SHO's merchandise purchases. Most merchandise purchases for Hometown are sourced through Sears Holdings. Our Outlet business relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended February 1, 2014, products that we acquired through Sears Holdings accounted for approximately 41% of total Outlet purchases.
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
Our Franchise and Dealer Models
Franchise Model
As of February 1, 2014, 83 of our Home Appliance Showrooms, 76 of our Hardware Stores, and 28 of our Outlet Stores were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. In addition, SHO also provides brand and marketing services to franchisees. We are actively seeking to sell all of our owned Home Appliance Showrooms, Hardware Stores, and Outlet Stores to franchisees, which will permit us to recapture our investment in existing stores by including the invested capital in the purchase price we receive from the franchisee. We generally receive a portion of the purchase price in cash and take a note back from the franchisee for the bulk of the purchase price. In certain cases, especially with respect to stores that have been recently sold to a franchisee, SHO remains responsible for lease costs in the case of a default by a franchisee until the expiration of such lease, at which time our franchisee is generally required to negotiate a new lease to which SHO will not be a party.
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
Dealer Model
As of February 1, 2014, over 900 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and leasing costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, extended-service plans, and other services. SHO also provides support to dealers for recruiting and training dealer staff, marketing, and other support services.
The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). In the event that a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store on a month-to-month basis until a new dealer is recruited to operate the store.

Distribution and Systems Infrastructure
The majority of our merchandise comes to our stores directly from vendors or distributors (including Sears Holdings) through our agreements with Sears Holdings. Home delivery is provided by the selling dealers and franchisees and by Sears Holdings.
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
We are party to a Services Agreement pursuant to which Sears Holdings Management Corporation (“SHMC,” a wholly owned subsidiary of Sears Holdings) provides us with a number of services, including logistics and distribution, information technology (including the point-of-sale system used by the Company and its dealers and franchisees), and payment clearing and other financial services (the "Services Agreement"). The term of the Services Agreement will expire in 2018, subject to specified termination rights. We pay firm fees and rates for the services received for the first three years of the Services Agreement, and will negotiate with SHMC the fees and rates for the fourth and fifth years of the term, and the six-month period following the fifth year, on a good-faith basis. In addition, we also pay all taxes payable in connection with the services we receive provided under the Services Agreement. See "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Geographic Information
The vast majority of our revenues are generated within the United States. During 2013, 2012 and 2011, a modest percentage of our revenues were generated in Puerto Rico. The vast majority of our long-lived assets are located within the United States.
Employees
As of February 1, 2014, we had approximately 4,485 employees, approximately 35% of whom were full-time employees. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. We offer a broad range of company-paid benefits to our employees. These company-paid benefits include a 401(k) savings plan, medical and dental plans, disability insurance, paid vacation, various employee assistance programs, life insurance, and merchandise discounts. We are also party to an Employee Transition and Administrative Services Agreement with a subsidiary of Sears Holdings, pursuant to which the subsidiary provides us with specified payroll and certain other human-resources services. See "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Intellectual Property
We are party to several Store License Agreements with SRC pursuant to which SRC has granted us, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the “Sears Outlet Store,” “Sears Authorized Hometown Store,” "Sears Hometown Store," “Sears Home Appliance Showroom,” “Sears Hardware Store,” and "Sears Appliance & Hardware," store names (together, the “store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). We are also party to a Trademark License Agreement with SRC pursuant to which SRC has granted us, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the "Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). These agreements do not include licenses for the KCD Marks. The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
In the Merchandising Agreement Kmart and SRC agree to (1) sell to us, with respect to certain specified product categories, Sears brand products (including products branded with the KCD Marks, or, collectively, the “KCD Products”) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC, or other subsidiaries of Sears Holdings (together, the “Sears marks”), including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in 2018, subject to two three-year renewal terms with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners.
Seasonality
Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer, although this can vary with weather conditions. Quarterly data on the revenue, cost, and net income of the business is available in the Quarterly Financial Data in Note 9 to our Consolidated Financial Statements included herein.
History and Relationship with Sears Holdings
Our Sears Hometown and Hardware and Sears Outlet businesses operated as part of Sears Holdings’ specialty stores business from their inception through the Separation.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation, and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms of these agreements were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, the terms of these agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Corporate Information; Our Website; Availability of SEC Reports and Other Information
Our principal executive offices are located at 5500 Trillium Boulevard, Suite 501, Hoffman Estates, Illinois 60192 and our telephone number is (847) 286-7000. Our website address is www.shos.com.
This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are available, free of charge, through the “Investors-U.S. Securities and Exchange Commission Filings” link at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The Corporate Governance Guidelines of our Board of Directors, the charters of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board of Directors, our Code of Conduct, our Board of Directors Code of Conduct, and our Code of Vendor Conduct are available at the "Corporate Governance " and the "Vendors" links at www.shos.com. References to www.shos.com do not constitute incorporation by reference of the information at www.shos.com, and the information at www.shos.com is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating SHO and our common stock. The following risk factors could adversely affect our business, results of operations, financial condition, and stock price.
Risks Relating to Our Relationship with, and Dependence on, Sears Holdings
We depend on Sears Holdings to provide us with most key products and services for our business. Consequently, if Sears Holdings is unwilling, unable, or otherwise fails to perform these services adequately, or at all, or if Sears Holdings’ brands are impaired, we could be materially and adversely affected.

We rely heavily on the products and services provided by Sears Holdings or its subsidiaries (the “key products and services”) including the following:

•	Inventory procurement from third-party vendors, including KCD Products and other products which collectively account for a majority of our revenue;

•	Logistical, supply chain and inventory support services;

•	Accounting and financial reporting services;

•	Environmental and safety program, risk management, tax, and insurance services;

•	Online, computer and information technology infrastructure (including the point-of-sale system used by the Company and its dealers and franchisees) and support;

•	Payroll and certain employee-related services;

•	Our websites are hosted and maintained by a subsidiary of Sears Holdings and purchases made on our websites are processed by a subsidiary of Sears Holdings;

•
Certain of our store leases and the leases for stores that we have subleased, or in the future may sublease, to franchisees or others are leased or subleased to us by subsidiaries of Sears Holdings until their expiration at which time we will be required to renegotiate with the landlords directly;

•	Our stores continue to use the Sears brand name, and other intellectual property owned by Sears Holdings through our license agreements with Sears Holdings;

•	Our stores continue to participate in the SYW program and rely on the customer data and other information provided by the SYW program; and

•	Our stores continue to accept Sears-branded credit cards.

As a result of our dependence on Sears Holdings, we are exposed to the risk that Sears Holdings will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Sears Holdings is subject to various risks and uncertainties, which could in turn adversely affect our business, results of operations, and financial condition. Such risks include (1) risks related to the retail industry, (2) risks related to worldwide economic conditions, (3) risks associated with its computer systems, and (4) risks related to Sears Holdings' ability to access capital markets and other financing sources.

We believe it is necessary for Sears Holdings to provide the key products and services to us to facilitate the continued operation of our business. However, Sears Holdings has no obligation to provide assistance to us other than the products and services to be provided pursuant to our agreements with Sears Holdings. Although Sears Holdings is generally obligated to provide us with these products and services until at least 2018, these products and services may not be provided at the same level or at the same prices during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Sears Holdings for most of these products and services for the entire term of the applicable agreement. In addition, to the extent that our growth depends on expanding the number of stores we operate, we may need to rely on Sears Holdings to supply the same products and services in new regions, trade areas, and store formats. When Sears Holdings is no longer obligated to provide these products and services to us, we may not be able to replace these products and services on terms and conditions, including costs, as favorable as those we have with Sears Holdings. See "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

The service fees we are obligated to pay under the Services Agreement are not firm for the entire 66-month duration of the Services Agreement and higher service fees could result.
The Services Agreement provides that it will expire on April 30, 2018 unless terminated earlier in accordance with its terms. The Services Agreement also provides that we may terminate an individual service at the end of any fiscal month upon 60-days’ prior written notice. The Services Agreement also provides that (1) we will pay the service fees specified in the Services Agreement for three years commencing on October 12, 2012 and (2) SHMC and we will negotiate in good faith the service fees for the fourth and fifth years of the term and the sixth-month period following the fifth year (together, the “remaining term”) for those services that we do not terminate prior to the remaining term (the “continuing services”). The Services Agreement does not expressly provide for the service fees that we would be obligated to pay during the remaining term if as a result of good-faith negotiations SHMC and we were unable to agree upon one or more of the service fees to be negotiated, but if that occurs SHMC is entitled to terminate the applicable continuing service or continuing services on 60-days’ prior written notice. The negotiations with respect to the service fees for the continuing services could result in our agreement to pay service fees for the continuing services during the remaining term that are higher than the service fees that we are currently paying, which result could have a material adverse effect on our results of operations.
We depend on existing agreements with Sears Holdings and manufacturers to provide our inventory.
Our Hometown and Outlet businesses rely on Sears Holdings (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended February 1, 2014, products which we acquired through Sears Holdings accounted for approximately 84% of our merchandise purchases. Hometown merchandise purchases are sourced predominantly through Sears Holdings.
If we are unable to obtain adequate amounts and assortments of merchandise from Sears Holdings, we may be unable to find alternative sources of supply on commercially reasonable terms, or at all. In addition, the third-party vendors from whom Sears Holdings currently obtains merchandise for us may not be willing to continue to sell merchandise to Sears Holdings on commercially reasonable terms and may insist that we purchase from the third-party vendors on terms that are less favorable than the terms enjoyed by Sears Holdings. If we are unable to maintain a broad selection of merchandise for sale to our customers, it could have a material adverse effect on our business, results of operations, financial condition, and stock price.
In addition, our Outlet business also relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended February 1, 2014, purchases with these outside sources accounted for approximately 59% of total Outlet purchases. We depend on our ability to continue to obtain inventory, including appliances, from these and other manufacturers in the future. Our agreements with these manufacturers do not guarantee the availability of a certain amount of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If these manufacturers decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these, and we are required to find one or more alternative suppliers, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. The lack of alternative suppliers could lead to higher prices, decreased inventory, or an inability to maintain an appropriate assortment of merchandise in our stores and could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships or build new relationships with manufacturers, we may not be able to maintain an appropriate assortment of merchandise, and customers may not purchase from our stores.
We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business and we may be required to develop our own systems quickly and cost-effectively in order to reduce such dependence.
We are party to various agreements with Sears Holdings (including without limitation the Services Agreement), as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas, and we expect to continue to do so in the future. Key products and services provided by Sears Holdings or other third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these key products and services on a timely basis or within our service level expectations and performance standards could result in a disruption to our business.
We rely heavily on the infrastructure of Sears Holdings for a variety of key products and services. Our various agreements with Sears Holdings (including without limitation the Services Agreement and the Merchandising Agreement), which govern the provision of these key products and services, generally have initial terms of at least five and a half years from the effective dates of the agreements, and we may seek to continue to rely on the infrastructure of Sears Holdings after the initial terms of these agreements expire. Our business plans depend to a significant extent on Sears Holdings’ willingness and ability to continue to provide us with these key products and services. Any failure to maintain Sears Holdings as a service provider, or any actions by

Sears Holdings, when permitted under the applicable agreement, to raise the prices it charges us for these key products and services, could have a material adverse impact on our business and operating results.
In addition, disruptions in the computer and communications hardware and software systems provided by Sears Holdings could harm our ability to run our business, result in the compromise of confidential customer data, lead to costly litigation, and damage our reputation with our customers. Any material interruption in our computer operations may have a material adverse effect on our business and results of operations. As a result of our reliance on the computer and information technology infrastructure of Sears Holdings, we have limited control over the timing and implementation of upgrades to our computer and information technology systems that we may believe are integral to the successful operation of our business.
If our relationships with our vendors, including Sears Holdings, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.
We obtain our merchandise from Sears Holdings and other vendors. For the year ended February 1, 2014, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 84% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
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
We rely on Sears Holdings for services related to our online business and the processing of online orders.
Our Hometown and Outlet businesses’ websites are managed by a subsidiary of Sears Holdings and we pay certain hosting and maintenance fees to Sears Holdings for the management of such websites. In addition, online orders placed on our Hometown business’ websites are processed by, and subject to a processing fee to be paid to, a subsidiary of Sears Holdings.
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
We license from Sears Holdings the use of the Sears trademark, the KCD Marks, and the “Sears Hometown Store,” "Sears Authorized Hometown Store," “Sears Hardware Store,” “Sears Home Appliance Showroom,” "Sears Appliance & Hardware," and “Sears Outlet” store names (collectively, the “store names”) and certain of our website domain names (the “domain names”). Pursuant to the Merchandising Agreement, our license to use the KCD Marks will expire in 2018 or, if renewed for both renewal terms, 2024, and pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names and the domain names will expire in 2029, subject to specified termination rights.
If the value of the Sears trademark, the KCD Marks, the store names or the domain names diminishes, or if we are unable to extend, renew, or renegotiate the Merchandising Agreement, the Store License Agreements or the Trademark License Agreement on comparable terms, or at all, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as it would require us to stop using one or more of the aforementioned names in both our stores and our product advertising.
Certain of our agreements with subsidiaries of Sears Holdings contain early termination provisions that are outside of our control and, if triggered, could have a material adverse effect on our ability to operate our business and our financial performance.
Our agreements with subsidiaries of Sears Holdings contain various default and termination provisions, some of which are not within our control. For example, under the Merchandising Agreement, if (i) an unaffiliated third party acquires all rights, title, and interest in and to one or more (but not all) of the KCD Marks, then subsidiaries of Sears Holdings may terminate their obligation to sell to us the products that are branded with the KCD Marks that were subject to such acquisition and (ii) if an unaffiliated third party acquires all rights, title, and interest in and to all of the KCD Marks, then subsidiaries of Sears Holdings may terminate the Merchandising Agreement in its entirety. Furthermore, the agreements with subsidiaries of Sears Holdings may also be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate.
In addition, a number of our agreements with subsidiaries of Sears Holdings contain cross-termination provisions such that, if a breach of or default under one of the agreements by one party were to result in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Sears Holdings were to be terminated earlier than currently anticipated, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.
KCD Products accounted for approximately 56% of our consolidated revenue during fiscal year 2013. Sears Holdings has agreed to supply certain other retailers, including certain of our competitors, with a number of Craftsman- and DieHard-branded products that previously were only sold through affiliates of Sears Holdings. If Sears Holdings continues to supply other retailers, including our competitors, with Craftsman- and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.
Our non-competition agreements with Sears Holdings restrict our ability to expand into certain geographic areas.
Currently, Sears full-line stores, Kmart stores, and certain specialty retail stores owned by Sears Holdings sell product lines that are similar to ours. The Merchandising Agreement prohibits us, subject to specified conditions, from opening new Hometown Stores and Hardware Stores and from selling new merchandise in new Outlet Stores, each in specified areas. These non-competition obligations will restrict our ability to open new stores and sell certain types of products in the specified areas that we might otherwise consider as possible targets for expansion and may limit our growth potential.
Our pre-Separation historical combined financial information is not necessarily representative of the results we would have achieved either as a single combined business entity or as a publicly traded company separate from Sears Holdings and may not be a reliable indicator of our future results.
The pre-Separation historical financial information included in this Annual Report on Form 10-K may not reflect what our results of operations, financial position, and cash flows would have been had we been (1) operated as a single combined business entity by Sears Holdings during the periods presented or (2) a publicly traded company separate from Sears Holdings during the periods presented, or what our results of operations, financial position, and cash flows will be in the future as we operate as a single consolidated business entity separate from Sears Holdings. This is primarily because of the following:

•
Our pre-Separation historical financial information reflects the results of operations, financial positions, and cash flows of Sears Hometown and Hardware and Sears Outlet prior to their consolidation into SHO, which may not reflect the results of operations, financial positions, and cash flows of SHO as a single combined business entity;

•
Our pre-Separation historical financial information does not reflect changes resulting from the integration of Sears Hometown and Hardware and Sears Outlet into a single combined entity, including changes in the cost structure, personnel needs, financing, and operation of our business;

•
Our pre-Separation historical financial information reflects assumptions made by Sears Holdings and allocations for certain services and expenses historically provided to us by Sears Holdings. Those assumptions and allocations may not reflect the costs and expenses we would have incurred or will incur as a separate company; and

•
Our pre-Separation historical financial information does not reflect changes resulting from the Separation, including changes in the cost structure, personnel needs, financing, and operations of our business.

Since the Separation, we have been responsible for the additional costs associated with being a publicly traded company separate from Sears Holdings, including costs related to corporate governance and SEC reporting requirements. Accordingly, there can be no assurance that our historical financial information presented herein will be indicative of our future results.
For additional information about our past financial performance and the basis of presentation of our financial statements, see “Selected Historical Financial and Other Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included in this Annual Report on Form 10-K.
As a publicly traded company separate from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we enjoyed pre-Separation.

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

The agreements related to the Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Merchandising Agreement, and the Retail Establishment Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the principal actions needed to be taken in connection with the Separation, indemnification and other obligations among Sears Holdings and us, and the nature of the commercial arrangements between us and Sears Holdings following the Separation. For additional information see "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

We may not be able to resolve successfully existing and, if they arise, future contractual disputes and other conflicts with Sears Holdings.

Several of our material agreements with Sears Holdings, such as the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Since the Separation a number of disputes have arisen with respect to these agreements. We have entered into amendments and other agreements with Sears Holdings that we believe have resolved some, but not all, of these disputes. We may be unable to resolve existing and, if they arise, future disputes on commercially reasonable terms, which could materially and adversely affect our ability to conduct our business. Future disputes could arise with respect to the following matters, among others:

•	availability and allocation of merchandise and subsidies from Sears Holdings and from third-party suppliers;

•	business opportunities that may be attractive to both Sears Holdings and us;

•	the nature, quality and pricing of services Sears Holdings has agreed to provide to us;

•	labor, tax, employee benefit, real estate (including sublease obligations) and other matters arising from the Separation;

•	defense and indemnification arising from losses caused by Sears Holdings;

•	major business combinations involving us;

•	employee retention and recruiting;

•	SHO's intellectual property rights;

•	the extent of SHO's rights to conduct multi-channel retailing; and

•	competition between our stores and websites and Sears Holdings’ stores and websites.

If Sears Holdings' perceived financial condition were to significantly deteriorate, our ability to operate our business and our financial performance could be materially and adversely affected.
We depend on Sears Holdings to provide us with key products and services in the operation of our business. For example, during fiscal year 2013, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 84% of total purchases of all inventory from all vendors. If Sears Holdings' financial condition were perceived to have significantly deteriorated and as a consequence Sears Holdings chooses to seek the protection of insolvency proceedings, a court could, among other things, permit or require Sears Holdings to terminate one or more of its existing agreements with us, including without limitation the Merchandising Agreement, the Store License Agreements, and store leases and subleases (many of which are subleased to our dealers and franchisees). Sears Holdings could also choose, or be required, to sell assets, such as its intellectual property rights to the KCD Marks and the trademarks and service names under which we operate our stores that are used by us in the operation of our business, to satisfy Sears Holdings' obligations to its creditors. If Sears Holdings' contractual obligations to us are terminated or assigned to others or if Sears Holdings sells to third parties rights to assets that we use in the course of our business, we could be materially and adversely affected. A termination of our agreements with Sears Holdings could require us to, among other things, find different service and product providers, possibly on short notice. Even if we are able to find replacement products and services, these products and services may not be of the same type or quality as those which are currently provided by Sears Holdings. If we are forced to enter into new contracts for replacement products and services, the new contracts may have terms and conditions that are less favorable to us than those to which we are currently bound. Different products and services, especially if lower in quality and value, and potential increased costs from less favorable contract terms could materially and adversely affect our ability to do business and our financial performance.
Risks Relating to Our Business

If we fail to offer merchandise and services that our customers want, our sales may be limited, which would reduce our revenues and profits.
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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including the following:

•	Expansion into the suburban and rural trade areas in which many of our stores operate;

•	Lower pricing;

•	Offering free delivery and installation of merchandise;

•	Expanding online sales;

•	Extension of credit to customers on terms more favorable than we offer; and

•	Larger store size, which may result in greater operational efficiencies, or innovative store formats, and use of disruptive technology.
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
As of February 1, 2014 the significant majority of stores in our Hometown business were operated by independent dealers and franchisees that sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases and general economic conditions. Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable to operate their stores profitably, this could have a material adverse effect on our business and results of operations.
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
Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing and perceived longer-term economic conditions. Our sales and results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including the following:

•	Actions by our competitors, including opening of new stores in our existing trade areas or changes to the way these competitors conduct business online;

•	The availability on commercially reasonable terms of the various types of inventory that we need to sell for the profitable operation of our stores;

•	Changes in our merchandise strategy and mix;

•	Real estate and maintenance costs for our existing stores (including disagreements between SHO and Sears Holdings regarding their respective responsibilities for these costs);

•	Changes in population and other demographics;

•	Timing and effectiveness of our promotional events;

•	Weather conditions, including level of rainfall, particularly drought, level of snowfall, average temperature, major storms, and delays in, or advances to, the start of seasonal changes; and

•	The availability of locations for new stores that can be operated profitability by the Company and by our dealers and franchisees.

Accordingly, our results for any one quarter or year are not necessarily indicative of the results to be expected for any other quarter or year, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
ESL Investments, Inc. and its affiliates, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our Company.
According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 49% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control, among other matters affecting the Company.
The interests of ESL, which has investments in other companies (including, according to publicly available information, ownership of approximately 48% of the outstanding common stock of Sears Holdings), may from time to time differ from, or be opposed to, the interests of our other stockholders.
Edward S. Lampert is the Chairman of the Board and the Chief Executive Officer of Sears Holdings.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. We conduct business in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial time and resources to defend our Company. Further, changes in governmental regulations in the United States could have adverse effects on our business and subject us to additional regulatory actions.
If we do not maintain the security of our customer, associate and company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
In the ordinary course of our business, we collect, process, and store a large amount of customer, associate, and Company information, including financial information and sensitive personal information. We rely heavily on Sears Holdings’ computer and communications hardware and software systems (such as the point-of-sale system used by the Company and its dealers and franchisees) and related security systems (collectively the "Sears Holdings Systems") to collect, process, and store this information. Sears Holdings Systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by Sears Holdings' associates, our associates, and the associates of our dealers and franchisees. The Sears Holdings Systems may be compromised as a result of criminal activity, negligence, or otherwise. Threats may result from human error, fraud, or malice on the part of Sears Holdings' associates, our associates, and the associates of our dealers, franchisees, and other third parties, or may result from accidental technological failure. Any significant compromise or breach of the Sears Holdings Systems could significantly damage our reputation and result in additional costs, lost sales, fines, government investigations, and lawsuits against, or otherwise adversely affecting, SHO. The regulatory environment related to information security and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Additionally, several recent, highly publicized data-security breaches and cyber attacks at other large, nationwide retail companies have heightened consumer awareness of this issue and may embolden individuals or groups to target SHO and the Sears Holdings Systems. There is no guarantee that our reliance on the Sears Holdings Systems and related security measures provided by Sears Holdings will protect information against unauthorized access or that the Sears Holdings Systems and related security measures are adequate to safeguard against data-security breaches. If the Sears Holdings Systems experience a significant data-security breach, or if Sears Holdings or SHO fails to detect and appropriately respond to a significant data-security breach, with respect to our customer, associate, or Company information, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to stop shopping with us altogether.
If we are unable to obtain consents to the assignment or subletting of our store locations from our third-party landlords or are unable to renew or enter into new store leases on competitive terms, our revenues or results of operations could be negatively impacted.
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

As of February 1, 2014, we leased 61 Company-operated Sears Outlet store locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 51 locations with landlords affiliated with Sears Holdings, and owned three buildings. Additionally, we are the obligor on 19 leases which are sublet to our franchisees that are unaffiliated with Sears Holdings and 9 leases are sublet to franchisees with landlords affiliated with Sears Holdings. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 49 of our 138 Sears Outlet leases will expire within the next three years and, with respect to 33 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.
In addition, as of February 1, 2014, our Sears Hometown business leased 24 Company-operated locations under long-term agreements with landlords that are unaffiliated with Sears Holdings and leased 6 Company-operated locations under long-term agreements with landlords affiliated with Sears Holdings. Additionally, we are the obligor on an additional 101 leases which are sublet to our franchisees and 4 leases have been assigned to franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.
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
As a public company we have increased expenses and administrative burdens, in particular to comply with certain provisions of the Sarbanes Oxley Act of 2002.
As a public company, we are incurring legal, accounting and other expenses that we did not incur prior to the Separation. These increased costs and expenses have arisen from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human-resources related functions. Although a number of these functions continue to be performed for us by subsidiaries of Sears Holdings, we have been required to, among other things, create or revise the roles and duties of our board committees, adopt additional internal controls and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy in compliance with our obligations under the securities laws.
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
As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting along with a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. During the course of our testing, we may at any time identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. The imposition of these regulations has increased, and may continue to increase, our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Capital Market or any other stock exchange on which our common stock may be listed.
We could incur charges due to impairment of goodwill and long-lived assets.
As of February 1, 2014 we had a goodwill balance of $167 million, which has been assigned to our Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") and is subject to periodic testing for impairment. Our long-lived assets, primarily stores, also are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our Hometown Reporting Unit, or at individual store locations, could result in impairment charges for goodwill or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Relative to goodwill, the 2013 annual impairment test concluded that no goodwill impairment existed. However, the estimated fair value of the Hometown Reporting Unit exceeded its carrying value by 9.2%, which is a decrease from the step one test that was performed in 2012 that passed by 19.4%. A continued decline in the estimated fair value of our Hometown Reporting Unit below its carrying amount could trigger an impairment of some or all of its goodwill. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization. If our stock trades below our book value a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. During times of financial market volatility, significant judgment will be used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. Impairment charges, if any, resulting from the periodic testing are non-cash. For additional information see "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates" and Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Risks Relating to our Indebtedness

We and our subsidiaries may incur additional debt, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.
At February 1, 2014 we had approximately $99.1 million of debt outstanding. The instruments governing our indebtedness do not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, subject to certain conditions, increase the borrowing capacity under our Senior ABL Facility without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, by an amount not to exceed $100 million. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
Any reductions in our available borrowing capacity under the Senior ABL Facility, or our inability to renew or replace our Senior ABL Facility, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting the retail industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect the retail industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.
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

Our common stock has traded on the NASDAQ Capital Market under the symbol “SHOS” only since October 2012. There can be no assurance that an active and liquid trading market for our common stock will be sustained in the future. The lack of an active market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile.
We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

•	Our business profile and market capitalization may not continue to fit the investment objectives of some stockholders and, as a result, these stockholders may sell our shares;

•	Actual or anticipated fluctuations in our operating results due to factors related to our business;

•	Our ability to decrease our reliance on products and services provided by Sears Holdings and ability to diversify our supply chain;

•	Success or failure of our business strategy;

•	Our relationship with Sears Holdings;

•	Actual or anticipated changes in the U.S. economy or the retailing environment;

•	Our quarterly or annual earnings, or those of other companies in our industry;

•	Our ability to obtain third-party financing as needed;

•	Announcements by us or our competitors of significant acquisitions or dispositions;

•	The failure of securities analysts to cover our common stock;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Overall market fluctuations;

•	Changes in laws and regulations affecting our business;

•	Actual or anticipated sales or distributions of our capital stock by our officers, directors or significant stockholders;

•	Terrorist acts or wars; and

•	General economic conditions and other external factors.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
Our common stock may have a low trading volume and limited liquidity, resulting from a continued lack of analyst coverage and institutional interest.
Our common stock may continue to receive limited attention from market analysts. Lack of up-to-date analyst coverage may make it difficult for potential investors to fully understand our operations and business fundamentals, which may limit our trading volume. Low trading volumes and lack of analyst coverage may limit your ability to resell your common stock.
Our common stock price may decline if ESL decides to sell a portion of its holdings of our common stock.
According to publicly available information ESL beneficially owns approximately 49% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares in us, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities laws. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in SHO may be diluted in the future because of equity awards that may be granted to our directors, officers and employees in the future. During our fiscal year 2013, we made awards of restricted stock to members of our senior management including our executive officers and we may decide to make additional equity-based awards, as well as establish equity incentive plans that may provide for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.
We do not expect to pay dividends for the foreseeable future.

We do not expect to pay cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings for use in our operations. As a result, you may not receive any return on an investment in our common stock in the form of cash dividends.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
As of February 1, 2014, our Hometown business included 1,117 stores and our Outlet business included 143 stores.
As of February 1, 2014, 931 of our Hometown Store locations were leased by independent dealers from landlords not affiliated with SHO. Also as of that date SHO subleased to franchisees 101 Home Appliance Showrooms and Hardware Stores, and assigned to franchisees the leases for 4 locations, with 51 locations leased by franchisees directly from landlords not affiliated with SHO. As part of the sublease arrangements the franchisees agree with SHO to pay rent to SHO and perform the other lease obligations. As of February 1, 2014 SHO operated 25 leased Home Appliance Showrooms and Hardware Stores and operated five leased Hometown Stores. Also as of that date SHO operated 112 leased Outlet Stores, owned and operated three Outlet Stores, and leased or subleased 28 Outlet Stores to franchisees.
Sears Holdings (or one of its subsidiaries) has sublet (or in a smaller number of cases assigned) to us its interests in the leases for all of our stores where Sears Holdings (or one of its subsidiaries), and not SHO or a dealer or a franchisee, is the tenant and either (i) the lease for such store permits assignment or subletting of the lease or (ii) Sears Holdings was able to obtain landlord consent to such assignment or sublease. However, a number of the leases for our stores (the “No-Consent Locations”), which number we do not believe is significant, do not permit assignment or subletting by Sears Holdings (or one of its subsidiaries) or may require landlord consent, which may be withheld. Sears Holdings (or one of its subsidiaries) entered into a sublease with us for each of the No-Consent Locations but if the landlord of a No-Consent Location were to claim that such sublease was a default under the applicable lease then we may be forced to close such store location.
As of February 1, 2014, SHO subleased or leased from Sears Holdings a total of 65 Company-operated locations. In some of these locations Sears Holdings currently operates one of its stores or engages in other or, in some cases, no business activity. In most such circumstances we have entered into a sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store operates and we pay rent directly to Sears Holdings on the terms negotiated in connection with the Separation. In several locations Sears Holdings owns the premises, which we lease from Sears Holdings. We also lease from Sears Holdings approximately 36,000 square feet of office space for our corporate headquarters in Hoffman Estates, Illinois. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the near-term to determine the appropriate action to take with respect to them, including closing stores, entering into new store subleases or leases, or purchasing properties for new stores.

Generally, the form of sublease from Sears Holdings to us with respect to our subleased premises provides for the following, among other terms and conditions: (1) the duration of the sublease and the rent payable by us to Sears Holdings are the same as the duration and the rent payable by Sears Holdings to its landlord; (2) the premises are subleased to us on an “as is” basis and that Sears Holdings, as sublandlord, makes no representation to us regarding the condition of the subleased premises; (3) we as subtenant (A) are subject to easements, covenants, conditions, and restrictions of Sears Holdings' lease from its landlord and (B) are required to comply with and perform obligations of Sears Holdings as tenant under its lease from its landlord; (4) we are required to indemnify and defend Sears Holdings from and against claims by (A) Sears Holdings' landlord that we have not performed Sears Holdings' obligations as tenant under Sears Holdings' lease from the landlord and (B) any person as a result of our use or occupancy of the subleased premises or our failure to comply with the terms of the sublease or Sears Holdings' lease from its landlord; (5) we may not sublet or assign the sublease without the consent of Sears Holdings; and (6) upon specified defaults by us (including our failure to observe and perform any provision of the sublease to be performed by us) Sears Holdings may, among other remedies, (A) reenter the subleased premises and expel us and (B) recover damages from us.

Logistics

We support the distribution of product sold through our Outlet locations through 26 strategically located warehouses in 16 states and 1 in Puerto Rico. The total square footage of all distribution locations is 2,146,941. On occasion, we may lease additional facilities to support additional warehousing needs.

Store Openings and Closures
Store opening and closure data for fiscal years 2011, 2012, and 2013 is contained in the following table. Store closings in 2012 were above normal levels due to a decision taken in 2011 to close 84 stores, generally due to lower profitability. Of these 84 stores, 20 stores closed in 2011 and the remainder closed primarily in the first half of 2012. In 2013, 21 closures resulted from the termination by Orchard Supply Hardware LLC ("OSH") during its bankruptcy proceeding of its Consignment Agreement with us pursuant to which OSH sold at 21 OSH locations home-appliance inventory consigned by us to OSH (the "OSH Termination").

Store Openings & Closures

	Fiscal Year
	2011	2012	2013
Beginning Store Count (1)	1,205	1,275	1,245
Store Openings	96	53	68
Store Closures (2)	(27)	(83)	(53)
Ending Store Count	1,274	1,245	1,260

(1) Our Bermuda location is included in the Beginning Store Count for fiscal years 2012 and 2013. It was not included in the fiscal year 2011 store count.
(2) In fiscal year 2011 Sears Holdings announced and established a reserve for the closure of 84 stores, with the actual closing dates largely in early 2012. In fiscal year 2013, 21 closures resulted from the OSH Termination.

As of February 1, 2014 we had 1,260 stores in operation, with stores in each state in the U.S., as well as a store in Bermuda and stores in Puerto Rico.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated	Franchise
BR	Bermuda	—	1	—	—
AK	Alaska	—	1	—	—
AL	Alabama	—	32	1	—
AR	Arkansas	—	33	—	—
AZ	Arizona	—	16	3	2
CA	California	—	46	13	4
CO	Colorado	1	20	4	—
CT	Connecticut	1	6	2	—
DC	Washington, DC	—	1	—	—
DE	Delaware	—	5	1	—
FL	Florida	1	31	8	5
GA	Georgia	1	37	4	—
HI	Hawaii	—	1	1	—
IA	Iowa	—	20	—	—
ID	Idaho	—	7	—	—
IL	Illinois	3	38	10	—
IN	Indiana	1	37	1	1
KS	Kansas	—	23	1	1
KY	Kentucky	1	25	2	—
LA	Louisiana	—	23	1	—
MA	Massachusetts	—	10	3	—

MD	Maryland	2	7	3	—
ME	Maine	—	11	—	—
MI	Michigan	—	39	6	—
MN	Minnesota	—	35	2	—
MO	Missouri	2	43	—	3
MS	Mississippi	—	26	—	—
MT	Montana	—	9	—	—
NC	North Carolina	—	40	4	—
ND	North Dakota	—	5	—	—
NE	Nebraska	—	11	—	—
NH	New Hampshire	—	8	—	—
NJ	New Jersey	3	14	4	—
NM	New Mexico	—	10	—	—
NV	Nevada	—	6	3	—
NY	New York	4	23	4	—
OH	Ohio	4	40	8	—
OK	Oklahoma	—	21	—	—
OR	Oregon	—	23	2	—
PA	Pennsylvania	2	30	5	—
PR	Puerto Rico	—	10	1	—
RI	Rhode Island	—	3	—	—
SC	South Carolina	—	15	1	—
SD	South Dakota	—	5	—	—
TN	Tennessee	—	22	3	—
TX	Texas	1	108	4	12
UT	Utah	2	9	—	—
VA	Vermont	—	24	4	—
VT	Virginia	—	9	—	—
WA	Washington	1	20	3	—
WI	West Virginia	—	32	3	—
WV	Wisconsin	—	9	—	—
WY	Wyoming	—	7	—	—
Total		30	1,087	115	28

Store Ownership Type

	Hometown	Outlet
Company operated stores owned	—	3
Leased	30	112
Total company operated	30	115

Independently owned and operated	1,087	28

Total store count as of February 1, 2014	1,117	143

Item 3. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to legal claims, including without limitation those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also “Risk Factors-Risks Relating to Our Relationship with, and Dependence on, Sears Holdings” and “Risk Factors-Risks Relating to Our Business” in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information regarding our executive officers as of the date hereof.

Name	Age	Position
W. Bruce Johnson	62	Chief Executive Officer, President and Director
Steven D. Barnhart	52	Senior Vice President and Chief Financial Officer
William A. Powell	43	Senior Vice President and Chief Operating Officer
John E. Ethridge II	41	Vice President, Supply Chain and Technology
Charles J. Hansen	66	Vice President, General Counsel, and Secretary
Becky Iliff	45	Vice President, Human Resources

Mr. Johnson has been a director and Chief Executive Officer and President of SHO since July 2012. He previously served as Executive Vice President Off-Mall Businesses of Sears Holdings, a retailer holding company, to which position he was elected in September 2011. From February 2011 until September 2011, he served as Sears Holdings' Executive Vice President-Off-Mall Business and Supply Chain. He served as Sears Holdings' interim Chief Executive Officer and President from February 2008 to February 2011 and as a member of the Board of Directors of Sears Holdings from May 2010 to May 2011. He previously served as Sears Holdings' Executive Vice President, Supply Chain and Operations since the merger of Sears, Roebuck and Co. and Kmart Holding Corporation, both retailers, in 2005. He joined Kmart in October 2003 as Senior Vice President, Supply Chain and Operations. Since July 2010, Mr. Johnson has served on the Board of Visitors of Duke Law School, and since January 2009 he has served on the Board of Directors of the Ann & Robert H. Lurie Children's Hospital of Chicago and is a member of its finance committee.
Mr. Barnhart has been Senior Vice President and Chief Financial Officer of SHO since August 2012. He previously served as Chief Financial Officer of Bally Total Fitness, an operator of fitness centers, from January 2010 to June 2012. He served as Chief Executive Officer and President of Orbitz Worldwide, Inc., an online travel company, from April 2007 until January 2009. He served in various executive positions with Orbitz and its predecessors from May 2003 until April 2007.
Mr. Powell has been Senior Vice President and Chief Operating Officer of SHO since October 2012. Prior to his employment with SHO, he served as Sears Holdings' Senior Vice President and President, Hometown Stores (at that time a division of Sears Holdings), positions he held from November 2008 to October 2012. From November 2007 until November 2008, Mr. Powell served as Sears Holdings' Vice President and General Manager, Outlet Stores (at that time a division of Sears Holdings), and from January 2006 to November 2007, he served as Sears Holdings' Divisional Vice President, Stores/Sales-Dealer Stores. He joined Sears Holdings in August 2003.
Mr. Ethridge has been Vice President, Supply Chain and Technology, of SHO since October 2012. He served as Sears Holdings' Vice President and General Manager, Outlet Stores (at that time a division of Sears Holdings), from June 2011 to October 2012. Prior to that time, he served as Sears Holdings' Divisional Vice President and General Manager, Outlet Stores, from January 2011 until June 2011; Sears Holdings' Director, Marketing, eCommerce and Business Development, from July 2010 to January

2011; and as Sears Holdings' Director, Marketing and eCommerce from November 2009 to July 2010. Before he commenced his employment with Sears Holdings, Mr. Ethridge served in the U.S. Navy as Engagement Manager/Project Leader on the staff of the Chief of Naval Operations Assessment Division from September 2007 to November 2009.
Mr. Hansen has been Vice President, General Counsel, and Secretary of SHO since October 2012. From January 2008 until October 2012, he served as Vice President, Chief Counsel of Sears Holdings.  Prior to his employment with Sears Holdings, Mr. Hansen was the Executive Vice President and General Counsel of Saks Incorporated, an operator of retail and department stores, a position he held from September 2003 to May 2007.
Ms. Iliff has been Vice President, Human Resources of SHO since August 2012. She served as Vice President of People of Cosi, Inc., an operator and franchisor of restaurants, from November 2005 to July 2012.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Stock Market under the ticker symbol SHOS. We had approximately 351 stockholders of record at the close of business on April 1, 2014. The table below sets forth the high and low sales prices on NASDAQ of our common stock for each of the fiscal periods indicated.

2013	High	Low
First Quarter	$46.50	$35.89
Second Quarter	57.44	38.72
Third Quarter	44.91	26.90
Fourth Quarter	32.86	20.51

2012	High	Low
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	34.85	30.25
Fourth Quarter	40.39	29.77
Dividends
We did not declare any cash dividends on our common stock during fiscal year 2013. We paid a $100 million dividend to Sears Holdings prior to the Separation in 2012. We do not expect to pay cash dividends on our common stock for the foreseeable future. Cash dividends are dependent upon our results of operations, financial condition, cash requirements, the satisfaction of certain conditions (described below) under our Senior ABL Facility, availability of surplus, and such other factors as our Board of Directors may deem relevant. See "We do not expect to pay dividends for the foreseeable future" in Item 1A of this Annual Report on Form 10-K.
Share Repurchases
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
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
We repurchased 155,151 shares of our common stock, valued at approximately $4.2 million, in the fourth quarter of 2013. Our share repurchase activity, on a monthly basis, for the quarter ended February 1, 2014 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 3, 2013 to November 30, 2013	12,651	$27.60	12,651	$16,280,734
December 1, 2013 to January 4, 2014	142,500	26.70	142,500	12,475,480
January 5, 2014 to February 1, 2014	—	—	—	12,475,480
For the quarter ended February 1, 2014	155,151	$26.78	155,151

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
The Senior ABL Facility also imposes various other requirements, such as a cash dominion requirement and a requirement that the fixed charge ratio at any date of determination be not less than 1.0 to 1.0, which take effect if availability falls below designated thresholds and which may limit our ability to make share repurchases.

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

	10/12/2012	10/27/2012	2/2/2013	5/4/2013	8/3/2013	11/2/2013	2/1/2014
SHOS	$100.000	$113.592	$131.649	$148.501	$144.003	$88.266	$68.416
S&P 500 INDEX	$100.000	$98.835	$105.921	$113.008	$119.675	$123.313	$124.780
S&P 500 RETAILING INDEX	$100.000	$99.333	$108.670	$117.899	$131.966	$138.247	$134.639

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL AND OTHER DATA
The consolidated statements of income data set forth below for fiscal years 2013, 2012, 2011, 2010, and 2009 and the consolidated balance sheet data as of February 1, 2014, February 2, 2013, January 28, 2012, and January 29, 2011 are derived from the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K or our previously filed Registration Statement on Form S-1, as amended. The consolidated balance sheet data as of January 30, 2010 is derived from the unaudited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K or our previously filed Registration Statement on Form S-1, as amended. All pre-Separation historical financial and other data reflects the consolidated Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings and is referred to herein as “our” historical financial and other data.
The selected historical consolidated financial and other financial data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our pre-Separation combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated during those periods as a publicly traded company separate from Sears Holdings.

	Fiscal Year
thousands, except for per share amounts and number of stores	2013	2012	2011	2010	2009
Consolidated Statement of Income Data (1)
Net sales	$2,421,562	$2,453,606	$2,344,199	$2,347,387	$2,329,925
Net income	$35,550	$60,080	$33,056	$49,756	$60,115
Per Common Share (2)
Basic	$1.55	$2.60	$1.43	$2.15	$2.60
Diluted	$1.55	$2.60	$1.43	$2.15	$2.60
Consolidated Balance Sheet Data
Total assets	$847,185	$785,803	$651,838	$641,441	$629,415
Long-term debt	—	—	—	—	—
Long-term capital lease obligations	$95	$769	$1,937	$3,998	$6,209
Other Financial and Operational Data
Adjusted EBITDA (3)	$71,514	$109,796	$80,919	$93,864	$108,723
Number of stores	1,260	1,245	1,275	1,205	1,166
Sears Outlet - Comparable Store Sales %	1.2%	(0.8)%	8.7%	(0.4)%	1.3%
Sears Hometown and Hardware - Comparable Store Sales %	(3.2)%	1.0%	(6.1)%	(3.7)%	(5.9)%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2012 was a 53-week year and fiscal years 2013, 2011, 2010, and 2009 were 52-week years.

(2)	23,100,000 shares outstanding effective upon completion of the Separation are used for all periods prior to the Separation.

(3)
Adjusted EBITDA—In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA, among other metrics, to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items, and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal
thousands	2013	2012	2011
Net income	$35,550	$60,080	$33,056
Income tax expense	24,333	39,900	21,727
Other income	(1,854)	(1,354)	(422)
Interest expense (income)	3,046	899	913
Operating income	61,075	99,525	55,274
Depreciation	12,006	9,474	9,774
Store closing charges and severance costs (1)	—	797	15,871
Gain on the sale of assets	(1,567)	—	—
Adjusted EBITDA	$71,514	$109,796	$80,919

(1)	See Note 6 to our Consolidated Financial Statements included herein.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained elsewhere in this Annual Report on Form 10-K. For pre-Separation periods these financial statements and notes reflect the combined Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings, which, together with our operation of these businesses following the Separation, are referred to herein as “our” financial condition and results of operations. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Information.”
Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. In addition to merchandise, we provide our customers with access to a full suite of services, including home delivery and extended-service plans. As of February 1, 2014, we and our dealers and franchisees operated 1,260 stores across all 50 states, Puerto Rico, and Bermuda. In fiscal year 2013, the Company opened 68 stores and closed 53 stores.
Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than manufacturers' suggested retail prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products across a broad assortment of merchandise categories, including home appliances, apparel, mattresses, lawn and garden equipment, sporting goods and tools.
As of February 1, 2014, Hometown consisted of 1,117 stores as follows:

•
931 Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering home appliances, lawn and garden equipment, tools, sporting goods, and household goods. Most of our Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
85 Hardware Stores—Hardware stores that offer primarily home appliances, lawn and garden equipment, tools, and other home improvement products, and featuring Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands. 83 of these locations offer a selection of Kenmore and other national brands of home appliances.

•	101 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of February 1, 2014, our Hometown segment included 928 dealer-operated stores, 159 franchisee-operated stores and 30 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the stores to operate according to the Company’s standards. Stores must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions when the dealers and franchisees sell the merchandise and provide services.
Historically, all of the Company's Outlet stores have been owned by the Company. The Company began a trial program for franchising Outlet stores in late 2012. The initial franchise transfers under this program were completed in the first quarter of 2013 and, since that time, the Company has continued to franchise Outlet stores. As of February 1, 2014, 28 of the 143 Sears Outlet stores were operated by franchisees.
Dealers and franchisees exercise control over the day-to-day operations of their stores, including supervising management and employees and making capital decisions.

The primary difference between Company-operated stores and dealer/franchisee-operated stores is that the Company is responsible for occupancy and payroll costs associated with Company-owned stores. Dealers and franchisees are responsible for the occupancy costs in their stores and the payrolls of their employees, and we pay commissions to the dealers and franchisees.
In the normal course of business, stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer or franchisee. When a dealer or franchisee exits a location, the Company may take over the operation of a store, generally on an interim basis, until the location can be transferred to another dealer or franchisee. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated locations due to the expected short-term nature of transition operation.
The Company's sale of a store to a franchisee generally will increase the Company's gross margin and increase the Company's selling and administrative expense, as the Company's cost of occupancy, which is reflected in cost of sales and occupancy, will be reduced, while the Company's commission payments, which are reflected in selling and administrative expense, will increase. The increase in commission payments will be partially offset by lower payroll and benefits expense.
Initial franchise revenues (shown in the table below) consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected returns on new store development and the number of Company-operated locations available for sale to franchisees. Initial franchise revenues were $25.6 million, $11.2 million, and $11.6 million in the 2013, 2012, and 2011 fiscal years, respectively.
Initial franchise revenues by quarter for the 2013, 2012, and 2011 fiscal years:

thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	2013
Hometown	$2,247	$774	$1,607	$908	$5,536
Outlet	2,965	989	6,175	9,942	20,071
Total	$5,212	$1,763	$7,782	$10,850	$25,607

	2012
Hometown	$5,008	$4,639	$1,511	$—	$11,158
Outlet	—	—	—	—	—
Total	$5,008	$4,639	$1,511	$—	$11,158

	2011
Hometown	$1,800	$814	$6,467	$2,550	$11,631
Outlet	—	—	—	—	—
Total	$1,800	$814	$6,467	$2,550	$11,631

Impacts from the Separation

SHO consists of what were formerly the Sears Hometown and Hardware and Sears Outlet businesses owned by Sears Holdings. SHO separated from Sears Holdings via a rights offering in October 2012 and since the Separation has operated as a publicly traded company separate from Sears Holdings. The Separation has had several impacts on our operations. Pre-Separation, we used the corporate functions of Sears Holdings for a variety of services including treasury, accounting, tax, legal, and other shared services, which include the costs of payroll, employee benefits, and other payroll-related costs. Sears Holdings also provided, pre-Separation, other corporate functions such as senior management and centrally managed employee-benefit arrangements. For these services we were allocated $19.8 million of shared services costs incurred by Sears Holdings in 2011. As part of the Separation Sears Holdings agreed to continue to provide services to the Company (see Note 5 to our Consolidated Financial Statements in this Annual Report on Form 10-K). For 2012 we were allocated $12.3 million of services costs pre-Separation and charged $6.6 million for services costs post-Separation. The pre-Separation allocated portion of these costs may not be indicative of the actual level of expense that we would have incurred if we had operated as a publicly traded company separate from Sears Holdings.
Sears Holdings charged the Company $22.2 million for services in fiscal 2013. The Company estimates that it incurred $17.1 million in costs above the level incurred in 2012 in categories impacted by the Separation. These higher costs included $3.1 million in commissions paid to Sears Holdings' online business, where such a commission arrangement was not in place pre-Separation. $3.9 million of the higher cost resulted from additional staffing, home office rent, D&O insurance, and other costs related to operating as a publicly traded company separate from Sears Holdings. Another $10.1 million of the higher costs was associated with staffing, marketing, and other corporate services that had been provided by Sears Holdings but only some of which had been allocated to the combined Hometown and Hardware and Outlet business units prior to the Separation.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31. Fiscal years 2013 and 2011 consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks. Unless otherwise stated, references to specific years in this Annual Report on Form 10-K are to fiscal years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52

Results of Operations
The following table sets forth items derived from our consolidated results of operations for 2013, 2012 and 2011.

	Fiscal
thousands	2013	2012	2011
NET SALES	$2,421,562	$2,453,606	$2,344,199
COSTS AND EXPENSES
Cost of sales and occupancy	1,843,418	1,840,207	1,820,516
Gross margin	578,144	613,399	523,683
Margin rate	23.9%	25.0%	22.3%
Selling and administrative	506,630	504,400	458,635
Selling and administrative expense as a percentage of net sales	20.9%	20.6%	19.6%
Depreciation	12,006	9,474	9,774
Gain on the sale of assets	(1,567)	—	—
Total costs and expenses	2,360,487	2,354,081	2,288,925
Operating income	61,075	99,525	55,274
Interest income (expense)	(3,046)	(899)	(913)
Other income	1,854	1,354	422
Income before income taxes	59,883	99,980	54,783
Income tax expense	(24,333)	(39,900)	(21,727)
NET INCOME	$35,550	$60,080	$33,056
References to comparable store sales amounts in the following discussion include sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores, but excluding store relocations and stores that have undergone format changes. Online sales are included in comparable store sales.
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure for each of the periods indicated:

	Fiscal
thousands	2013	2012	2011
Net income	$35,550	$60,080	$33,056
Income tax expense	24,333	39,900	21,727
Other income	(1,854)	(1,354)	(422)
Interest expense (income)	3,046	899	913
Operating income	61,075	99,525	55,274
Depreciation	12,006	9,474	9,774
Store closing charges and severance costs (1)	—	797	15,871
Gain on the sale of assets	(1,567)	—	—
Adjusted EBITDA	$71,514	$109,796	$80,919

(1)	See Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
52 Week Period Ended February 1, 2014 Compared to the 53 Week Period Ended February 2, 2013
Net Sales
Net sales for the 2013 fiscal year (52 weeks) decreased $32.0 million, or 1.3%, to $2.4 billion from the 2012 fiscal year (53 weeks). This decrease in sales was driven by a 2.2% decrease in comparable store sales and $36.5 million in sales in the 53rd week of 2012 partially offset by sales from new stores (net of closures) and higher initial franchise revenues, which were $25.6 million in 2013 compared to $11.2 million in 2012. The comparable store sales decrease was comprised of a 3.2% decrease in Hometown partially offset by a 1.2% increase in Outlet. The 2.2% comparable store sales decrease was primarily driven by lower consumer electronics sales due to the completed exit of the category in the majority of Hometown stores, lower sales of lawn and garden in Hometown due to weather-related late starts to the spring/summer and fall seasons, lower Outlet apparel sales due to a narrower assortment, and lower tools-category sales in both segments. These decreases were partially offset by higher major appliances sales in both segments. Excluding consumer electronics, same store sales decreased 1.5% in Hometown, increased 1.4% in Outlet, and decreased 0.8% overall.
Gross Margin
Gross margin was $578.1 million or 23.9% of sales in 2013, compared to $613.4 million or 25.0% of sales in 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $14.4 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, (3) $3.8 million in warranty expense timing benefit in the third and fourth quarters of 2012, (4) $3.7 million in benefit in the first and second quarters of 2012 from the impact of store closing reserves established in 2011, and (5) $2.2 million of additional occupancy and other costs incurred as a result of the Separation. These decreases were partially offset by a $14.4 million increase in initial franchise revenues, lower occupancy costs (excluding the additional $2.2 million of additional occupancy and other costs) resulting from the conversion of Company-operated stores to franchisee-operated stores, and a $2.1 million increase in warranty-estimate reserves in 2012.
Selling and Administrative Expenses
Selling and administrative costs increased to $506.6 million, or 20.9% of sales, in 2013 as compared to $504.4 million, or 20.6% of sales in 2012. This increase primarily resulted from higher owner commissions in Hometown related to the conversion of Company-operated stores to franchisee-operated stores and an estimated $14.9 million of higher operating costs incurred as a result of operating as a separate, publicly held company. These increases were partially offset by $14.4 million in Outlet distribution-center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and a reduction in payroll and benefits related to the Company-operated stores conversions and $7.3 million of expense incurred in the 53rd week of 2012.
Operating Income
Full year operating income decreased to $61.1 million in 2013 compared to $99.5 million in 2012. The $38.4 million decrease was primarily due to the lower sales, lower gross margin rate, and higher selling and administrative expenses noted above, and includes the impact of an estimated $3.1 million earned during the 53rd week of 2012.
Income Taxes
Income tax expense of $24.3 million and $39.9 million was recorded for 2013 and 2012, respectively. The effective tax rate was 40.6% and 39.9% for 2013 and 2012, respectively.
Net Income
Net income for 2013 was $35.6 million as compared to $60.1 million for 2012. The decrease in net income was attributable to the factors discussed above.
53 Week Period Ended February 2, 2013 Compared to the 52 Week Period Ended January 28, 2012

Net Sales
Net sales for 2012 increased $109.4 million, or 4.7%, to $2.5 billion from 2011. This increase in sales was primarily driven by new stores (net of closings), the impact of the 53rd week, a 0.6% increase in comparable store sales, an increase in delivery revenues and higher Outlet liquidation revenues. The comparable store sales increase was driven by a 1.0% increase in Hometown and a 0.8% decrease in Outlet
Gross Margin
Gross margin was $613.4 million, or 25.0% of sales, in 2012 compared to $523.7 million or 22.3% of sales in 2011. The 270 basis point increase in gross margin primarily resulted from $27.4 million in lower Hometown occupancy costs due to franchising Company-operated stores, $12.1 million of store closing reserve charges in 2011, an $11.1 million improvement in Hometown delivery margins, a 25 basis point impact from higher merchandise margins in Hometown partially offset by lower merchandise margins in Outlet, $3.5 million in higher online commissions in Hometown for sales fulfilled through Sears.com and $2.1 million in higher income from outlet merchandise liquidated via a third party. The 270 basis point increase also reflects approximately $3.8 million in warranty-expense timing benefit and a $3.7 million benefit in 2012 from the impact of store closing reserves established in 2011. These favorable impacts were partially offset by $7.2 million of warranty reserve estimate changes, which resulted from a $5.1 million reduction in reserves in 2011 and a $2.1 million increase in reserves in 2012. In addition, gross margins were unfavorably impacted by a $2.8 million impact of Hometown consumer electronics clearance activity in 2012 as a result of the decision to exit the category in the majority of Hometown stores and $1.4 million primarily due to additional occupancy costs as a result of operating as a separate, publicly held company since the Separation.
Selling and Administrative Expenses
Selling and administrative costs increased to $504.4 million, or 20.6% of sales, in 2012 as compared to $458.6 million, or 19.6% of sales in 2011. This increase primarily resulted from a $54.0 million increase in owner commissions in Hometown related to the conversion of company-operated stores to franchisee-operated stores and overall sales growth. Also adding to the increase in Selling and Administrative Expenses were the 53rd week, additional marketing investments, and an estimated $3.6 million in higher costs from operating as a separate, publicly held company since the Separation. These increases were partially offset by a decrease in payroll and benefits, which also resulted from the franchise conversions. Additional offsets to the increase include $0.8 million in store closing and severance costs in 2012 compared to $3.8 million in 2011.
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
Business Segment Results

Hometown
Hometown results and key statistics were as follows:

	Fiscal Year
thousands, except for number of stores	2013	2012	2011
Net sales	$1,811,519	$1,889,263	$1,838,797
Comparable store sales %	(3.2)%	1.0%	(6.1)%
Cost of sales and occupancy	1,389,627	1,433,880	1,463,636
Gross margin	421,892	455,383	375,161
Margin rate	23.3%	24.1%	20.4%
Selling and administrative	396,073	394,335	356,351
Selling and administrative expense as a percentage of net sales	21.9%	20.9%	19.4%
Depreciation	6,321	3,658	4,083
Total costs and expenses	1,792,021	1,831,873	1,824,070
Operating income	$19,498	$57,390	$14,727
Total Sears Hometown and Hardware stores	1,117	1,118	1,158

52 Week Period Ended February 1, 2014 Compared to the 53 Week Period Ended February 2, 2013 -- Hometown
Net Sales
Net sales for 2013 decreased $77.7 million, or 4.1%, to $1.8 billion from 2012. This decrease in sales was driven by a 3.2% decrease in comparable store sales, $25.8 million in sales in the 53rd week of 2012 and lower initial franchise revenues which were $5.5 million in 2013 compared to $11.2 million in 2012 partially offset by sales from new stores (net of closures). The 3.2% comparable store sales decrease was primarily driven by lower consumer electronics sales due to the completed exit of the category in the majority of Hometown stores, lower sales of lawn and garden due to weather-related late starts to the spring/summer and fall seasons, and lower tools-category sales. These decreases were partially offset by higher major appliances sales. Excluding consumer electronics, same store sales decreased 1.5%.
Gross Margin
Gross margin was $421.9 million, or 23.3% of sales, in 2013, compared to $455.4 million or 24.1% of sales in 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) lower initial franchise revenues, (3) $4.0 million in warranty expense timing benefit in the third and fourth quarters of 2012, and (4) $3.7 million in benefit in the first and second quarters of 2012 from the impact of store closing reserves established in 2011. These decreases were partially offset by lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores and a $1.7 million increase in warranty-estimate reserves in 2012.
Selling and Administrative Expenses
Selling and administrative costs increased to $396.1 million, or 21.9% of sales, in 2013 as compared to $394.3 million, or 20.9% of sales, in 2012. This increase primarily resulted from higher owner commissions related to the conversion of Company-operated stores to franchisee-operated stores and an estimated $10.0 million of higher operating costs incurred as a result of operating as a separate, publicly held company. These increases were partially offset by a reduction in payroll and benefits related to the Company-operated stores conversions and $5.2 million of expense incurred in the 53rd week of 2012.
Operating Income
Operating income decreased to $19.5 million in 2013 compared to $57.4 million in 2012. The $37.9 million decrease is primarily due to the lower sales, lower gross margin rate, and higher selling and administrative expenses as noted above, and includes the impact of an estimated $1.3 million earned during the 53rd week of 2012.
53 Week Period Ended February 2, 2013 Compared to the 52 Week Period Ended January 28, 2012 -- Hometown
Net Sales

Net sales for 2012 increased $50.5 million, or 2.7%, to $1.9 billion from 2011. This increase in sales was primarily driven by the impact of the 53rd week, a 1.0% increase in comparable store sales and higher delivery revenues partially offset by the impact of store closings (net of new stores). The 1.0% comparable store sales increase was due to higher sales of home appliances resulting from pricing, promotion, and margin optimization strategies and improved assortments. Partially offsetting these increases were declines in lawn and garden sales due to drought conditions experienced in large portions of the U.S. and in consumer electronics resulting from our strategy to exit the category in the majority of Hometown stores. The higher delivery revenues were due to a promotional strategy change that relied less on free-delivery offers.
Gross Margin
Gross margin was $455.4 million, or 24.1% of sales, in 2012, compared to $375.2 million or 20.4% of sales in 2011. The 370 basis point increase in gross margin primarily resulted from (1) a $27.4 million reduction in occupancy costs due to franchising additional Company-operated stores, (2) $12.1 million of store-closing reserve charges in 2011, (3) an $11.1 million increase in delivery margins, (4) a 61 basis-point impact from higher merchandise margins resulting from a higher proportion of home appliance sales and higher margins in the lawn and garden and tools categories, and (5) a $3.5 million increase in online commissions for sales fulfilled through Sears.com. The increase in gross margin also reflects approximately $4.0 million in warranty expense timing benefit in 2012 and $3.7 million in benefit in 2012 from the impact of store closing reserves established in 2011. These favorable impacts were partially offset by $5.7 million of warranty reserve estimate changes (which resulted from a $4.0 million reduction in reserves in 2011 and a $1.7 million increase in reserves in 2012) and a $2.8 million impact of consumer electronics clearance activity in 2012 as a result of the decision to exit the category in the majority of Hometown stores.
Selling and Administrative Expenses
Selling and administrative costs increased to $394.3 million, or 20.9% of sales, in 2012 as compared to $356.4 million, or 19.4% of sales, in 2011. This increase primarily resulted from higher owner commissions related to the conversion of Company-operated stores to franchisee-operated stores, additional selling and administrative expense from the 53rd week in 2012, an estimated $2.5 million in higher costs from operating as a separate, publicly held company since the Separation, and increased marketing investments. These increases were partially offset by a decrease in payroll and benefits that also resulted from the franchise conversions. Additional offsets to the increase include $0.8 million in store closing and severance costs in 2012 compared to $3.8 million in 2011.
Operating Income
Operating income increased to $57.4 million in 2012 compared to $14.7 million in 2011. The $42.7 million increase is primarily due to the higher sales and higher gross margin rate partially offset by higher selling and administrative expenses as noted above.

Outlet
Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2013	2012	2011
Net sales	$610,043	$564,343	$505,402
Comparable store sales %	1.2%	(0.8)%	8.7%
Cost of sales and occupancy	453,791	406,327	356,880
Gross margin	156,252	158,016	148,522
Margin rate	25.6%	28.0%	29.4%
Selling and administrative	110,557	110,065	102,284
Selling and administrative expense as a percentage of net sales	18.1%	19.5%	20.2%
Depreciation	5,685	5,816	5,691
Gain on the sale of assets	(1,567)	—	—
Total costs and expenses	568,466	522,208	464,855
Operating income	$41,577	$42,135	$40,547
Total Sears Outlet stores	143	127	116
52 Week Period Ended February 1, 2014 Compared to the 53 Week Period Ended February 2, 2013 -- Outlet
Net Sales
Net sales for 2013 increased $45.7 million, or 8.1%, to $610.0 million from 2012. This increase in sales was driven by sales from new stores (net of closures), higher initial franchise revenues (which were $20.1 million in 2013 compared to zero in 2012), and an increase in comparable store sales of 1.2%. These increases were partially offset by $10.7 million in sales in the 53rd week of 2012 and lower liquidation revenues on primarily excess apparel inventory (end-of-season markout merchandise) received from Sears Holdings. The 1.2% comparable store sales increase was primarily driven by (1) higher major appliances sales, (2) higher sales in the furniture category, which was introduced in the second quarter of 2013 and was expanded into the majority of Outlet stores in the third quarter of 2013, (3) increases in lawn and garden driven by tractors and mowers, and (4) higher sales in mattresses due to category expansion. Partially offsetting these increases were lower sales in apparel and tools due to narrower assortments and insufficient inventory.
Gross Margin
Gross margin was $156.3 million, or 25.6% of sales, in 2013 compared to $158.0 million, or 28.0% of sales, in 2012. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $14.4 million of distribution center costs that were separated from selling store costs and were reflected in selling and administrative expense in 2012 and are now reflected in gross margin, (3) lower apparel liquidation income, and (4) $2.2 million of additional occupancy and other costs incurred as a result of the Separation. These decreases were partially offset by (1) $20.1 million from higher initial franchise revenues, (2) lower occupancy costs (excluding the additional $2.2 million of occupancy and other costs) resulting from the conversion of Company-operated stores to franchisee-operated stores, (3) a $0.4 million increase in warranty estimate reserves in 2012 and (4) $0.2 million in unfavorable warranty expense timing in 2012.
Selling and Administrative Expenses
Selling and administrative costs increased to $110.6 million, or 18.1% of sales, in 2013 compared to $110.1 million, or 19.5% of sales, in 2012. This decrease in selling and administrative expenses as a percent of sales primarily resulted from $14.4 million in Outlet distribution-center costs that were separated from selling-store costs and were reflected in selling and administrative expense in 2012, a lower payroll rate related to the conversion of Company-operated stores to franchisee-operated stores, and $2.1 million of expense incurred during the 53rd week of 2012. These decreases were partially offset by an estimated $4.9 million in higher operating costs incurred as a result of operating as a separate, publicly held company and higher commissions related to franchise conversions.

Operating Income
Operating income decreased to $41.6 million in 2013 compared to $42.1 million in 2012. The $0.5 million decrease is primarily due to the lower sales and a lower gross margin rate partially offset by a lower selling and administrative expense rate as noted above, and includes the impact of an estimated $1.8 million earned during the 53rd week of 2012.
53 Week Period Ended February 2, 2013 Compared to the 52 Week Period Ended January 28, 2012 -- Outlet
Net Sales
Net sales for 2012 increased $58.9 million, or 11.7% to $564.3 million from 2011. This increase in sales was primarily driven by new stores, the impact of the 53rd week in 2012, higher liquidation income on primarily excess apparel inventory (end-of-season markout merchandise) received from Sears Holdings, and higher delivery revenues partially offset by a 0.8% decrease in comparable store sales. The comparable sales decrease was driven by declines in home appliances due to the level and mix of inventory, lawn and garden due to drought conditions experienced in large portions of the U.S., and consumer electronics resulting from our strategy to de-emphasize the category. These declines were partially offset by assortment expansion in tools and mattresses, sales increases in stores that carry apparel; an increase in the number of stores that carry apparel contributed to comparable store sales increases in these categories.  We opened 14 new Outlet stores in 2012 which resulted in an increase of approximately $34.1 million in net sales, excluding the impact of the 53rd week.
Gross Margin
Gross margin was $158.0 million, or 28.0% of sales, in 2012 compared to $148.5 million, or 29.4% of sales, in 2011. The 140 basis point decrease in gross margin rate was primarily driven by a 152 basis point impact from a decline in merchandise margin rates (which was due primarily to a reduced supply of higher margin, "as-is" home appliances), partially offset by a shift in the balance of sales into higher-margin categories such as mattresses and apparel. Gross margin was also unfavorably impacted by (1) $1.5 million of warranty-reserve estimate changes (due to a $1.1 million reduction in reserves in 2011 and a $0.4 million increase in reserves in 2012), (2) $1.4 million of additional occupancy and other costs as a result of operating as a separate, publicly held company since the Separation, and (3) approximately $0.2 million unfavorable impact of warranty expense timing in 2012, offset by a $2.1 million increase in liquidation income.
Selling and Administrative Expenses
Selling and administrative costs increased to $110.1 million, or 19.5% of sales, in 2012 compared to $102.3 million, or 20.2% of sales, in 2011. This increase primarily resulted from additional investments in marketing, additional selling and administrative expenses associated with the 53rd week, higher payroll and benefits, and an estimated $1.1 million in higher costs due to operating as a separate, publicly held company since the Separation.
Operating Income
Operating income increased to $42.1 million in 2012 compared to $40.5 million in 2011. The $1.6 million increase is primarily due to the higher sales partially offset by a lower gross margin rate and higher selling and administrative expenses as noted above.
Analysis of Financial Condition
Cash Balances
We had cash and cash equivalents of $23.5 million as of February 1, 2014, and $20.1 million as of February 2, 2013.
During 2013 we financed our operations and investments with borrowings under our Senior ABL Facility. Our primary liquidity needs are for funding inventory purchases, capital expenditures, and general corporate purposes.
Cash Flows from Operating Activities
Cash used in operating activities in 2013 was $54.4 million compared to $121.6 million generated in 2012. The decrease in operating cash flows compared to 2012 was due predominately to a decrease in the payable to Sears Holdings and other accounts payable, lower net income, lower accrued expenses, increased investments in inventory, and higher accounts receivables, partially offset by favorability in deferred income taxes.

Total merchandise inventories were $482.1 million at February 1, 2014 and $428.4 million at February 2, 2013. Merchandise inventories increased primarily due to higher inventory in home appliances. The largest increase was in Outlet, where home appliance inventory increased primarily due to (1) higher out-of-box inventory resulting from sourcing initiatives, (2) higher in-box inventory, and (3) an increased store count due to new store openings. In Hometown, home appliance inventories increased primarily due to merchandise resets and cost increases. In addition, due to category expansion, furniture inventory increased in Outlet and tools inventory increased in Hometown. These increases were partially offset by reduced consumer electronics inventory due to our exit of this category in most Hometown stores and reduced Hometown lawn and garden inventory due to a sell-down of mower inventory and high demand for snowthrowers.
We obtain our merchandise through agreements with Sears Holdings or through vendors. For 2013, merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other products) accounted for approximately 84% of total purchases of all inventory from all vendors. The loss of or a material reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
In addition, our merchandise-vendor arrangements generally are not long-term agreements (except the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends on maintaining good relations with our existing vendors and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $8.1 million in both 2013 and 2012. Cash used in investing activities in both periods was for purchases of property and equipment partially offset by $2.6 million in proceeds from sales of property and investments in 2013.
Cash Flows from Financing Activities
Cash provided by financing activities was $65.8 million for 2013 compared to cash used of $94.1 million for 2012. The increase of $159.9 million in cash provided by financing activities in 2013 from 2012 was primarily due to a $100 million cash dividend paid to Sears Holdings at the time of the Separation, $12.3 million in other transfers to SHC in 2012, a $59.1 million increase in net borrowings under our Senior ABL Facility in 2013 compared to 2012, and $12.5 million in share repurchases in 2013.
Financing Arrangements
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of February 1, 2014 we had $99.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of February 1, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 1, 2014 was $145.3 million, with $5.6 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was approximately 4.25% at February 1, 2014.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists.
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
Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As a result, we expect to fund our ongoing operations through existing cash and cash equivalents, cash generated by operating activities, and with funds available under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. As of February 1, 2014, we had cash and cash equivalents of $23.5 million.
Capital lease obligations as of February 1, 2014 and February 2, 2013 were $0.8 million and $2.2 million, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of February 1, 2014 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$99,100	$99,100	$—	$—	$—
Capital leases	757	662	95	—	—
Operating leases	239,523	60,321	98,752	54,504	25,946
Total Contractual Obligations	$339,380	$160,083	$98,847	$54,504	$25,946

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
RIM inherently requires management judgment and certain estimates that may significantly affect the ending inventory valuation, as well as gross margin. The methodologies utilized by SHO in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, the development of shrinkage and obsolescence reserves, and the accounting for retail price changes. We believe that SHO’s RIM provides an inventory valuation that reasonably approximates cost. Among others, two significant estimates used in inventory valuation are the level and timing of permanent markdowns (clearance markdowns used to clear unproductive or slow-moving inventory) and shrinkage. Amounts are charged to cost of sales at the time the retail value of inventory is reduced through the use of permanent markdowns.
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
Income Taxes
Our deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, we may record a valuation allowance against certain deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. Pursuant to a Tax Sharing Agreement between the Company and Sears Holdings, which governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters (the "Tax Sharing Agreement"), Sears Holdings is responsible for any unrecognized tax benefits through the date of the Separation.
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
In accordance with the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation.
Goodwill Impairment Assessment
We had a goodwill balance of $167 million as of February 1, 2014 and February 2, 2013. We evaluate the carrying value of goodwill for possible impairment under accounting standards governing goodwill and other intangible assets. As required by accounting standards, we perform annual goodwill impairment tests in the fourth quarter and update the tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Our goodwill resides in the Hometown Reporting Unit within our Hometown business segment. The goodwill impairment test involves a two-step process. The first step is a comparison of our reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market participant approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions that potential market participants would use in establishing a bid price for the unit and applies the selected market multiples to the reporting unit's projection of EBITDA. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The projection uses our best estimates of economic and market conditions over the projected period, including growth rates in sales and costs and our best estimates of future expected changes in operating margins and cash expenditures. Other significant estimates used in the income approach and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. Our final estimate of fair value of our reporting unit is developed by equally weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.
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
We did not record any goodwill impairment charges in 2013, 2012, or 2011.
At the 2013 annual impairment test date, the fair value of our Hometown Reporting Unit exceeded its carrying value by 9.2%. This is a decrease from the step one test that was performed in 2012, which passed by 19.4%.  The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our Hometown Reporting Unit, the rate used to discount such cash flows, or the estimated fair value of the reporting units' tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of our Hometown Reporting Unit or its net assets, and therefore, impact the related estimate of fair value and potential impairment charge. The projected operating results and cash flows included in our step one test for 2013 assume improvement from our actual 2013 operating results. Sales growth is expected from new store openings and to a lesser extent improvement in comparable store sales, along with expected improvement in our gross margin and operating margin rates. In addition, the market price of our common stock experienced significant fluctuations during 2013. Our market capitalization significantly exceeded our total book value for most of 2013 and as of our annual impairment test date. However, our market capitalization dropped below book value by as much as 20% during the fourth quarter of 2013 and into early 2014. We do not view this subsequent drop in market capitalization to be significantly below book value and believe an assumed control premium (the valuation methodology assumes a premium to current market price for control of the company, such as might result in connection with an acquisition) would offset these declines. If our common stock continues to trade below our book value, a significant and sustained decline in our common stock price and market capitalization could result in a goodwill impairment charge.
Due to the narrow margin of passing the step one impairment test in 2013, the recorded goodwill balance could be at risk of full or partial impairment during 2014 if we do not achieve our projected operating results and/or there is an increase to the rate used to discount our estimated cash flows or if we experience a continued and sustained decline in our common stock price and market capitalization.  An impairment charge may also be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, retail industry or in the equity markets, which includes the market value of our common shares, deterioration in our performance or our future projections, or changes in our plans for Hometown.

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

Statements preceded or followed by, or that otherwise include, the words "believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to,” and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should,” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause our actual results, performance, and achievements to differ from those described in the forward-looking statements: our continued reliance on Sears Holdings for most products and services that are important to the successful operation of our business; our potential need to depend on Sears Holdings beyond the expiration or earlier termination by Sears Holdings of certain of our agreements with Sears Holdings; the possible material adverse effects on us if Sears Holdings’ financial condition were perceived to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; the willingness and ability of Sears Holdings to meet its contractual obligations to us; our ability to offer merchandise and services that our customers want, including those under the Kenmore, Craftsman, and DieHard brands; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with the Kenmore, Craftsman, or DieHard brands; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, operating as a standalone business entity, and the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits associated with being wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems may be subject to disruptions and data/security breaches for which Sears Holdings may be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; impairment charges for goodwill or fixed-asset impairment for long-lived assets; our ability to attract, motivate and retain key executives and other employees; the impact of increased costs associated with being a public company; our ability to maintain effective internal controls as a public company; our ability to realize the benefits that we expect to achieve from the Separation; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
thousands, except per share amounts	February 1, 2014	February 2, 2013	January 28, 2012
NET SALES	$2,421,562	$2,453,606	$2,344,199
COSTS AND EXPENSES
Cost of sales and occupancy	1,843,418	1,840,207	1,820,516
Selling and administrative	506,630	504,400	458,635
Depreciation	12,006	9,474	9,774
Gain on the sale of assets	(1,567)	—	—
Total costs and expenses	2,360,487	2,354,081	2,288,925
Operating income	61,075	99,525	55,274
Interest income (expense)	(3,046)	(899)	(913)
Other income	1,854	1,354	422
Income before income taxes	59,883	99,980	54,783
Income tax expense	(24,333)	(39,900)	(21,727)
NET INCOME	$35,550	$60,080	$33,056

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$1.55	$2.60	$1.43
Diluted:	$1.55	$2.60	$1.43

Basic weighted average common shares outstanding	22,984	23,100	23,100
Diluted weighted average common shares outstanding	22,989	23,100	23,100
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,475	$20,068
Accounts receivable	19,252	10,986
Merchandise inventories	482,107	428,437
Prepaid expenses and other current assets	13,216	14,321
Total current assets	538,050	473,812
PROPERTY AND EQUIPMENT, net	48,973	53,383
GOODWILL	167,000	167,000
LONG-TERM DEFERRED TAXES	52,672	69,001
OTHER ASSETS	40,490	22,607
TOTAL ASSETS	$847,185	$785,803
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$99,100	$20,000
Payable to Sears Holdings Corporation	68,396	79,491
Accounts payable	24,129	31,830
Other current liabilities	60,319	83,211
Current portion of capital lease obligations	662	1,463
Total current liabilities	252,606	215,995
CAPITAL LEASE OBLIGATIONS	95	769
OTHER LONG-TERM LIABILITIES	4,259	2,752
TOTAL LIABILITIES	256,960	219,516
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	228	231
Authorized shares: 400,000
Issued shares: 22,753 and 23,100, respectively
Outstanding shares: 22,753 and 23,100, respectively
Capital in excess of par value	547,021	556,575
Retained earnings	42,976	9,481
TOTAL STOCKHOLDERS' EQUITY	590,225	566,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$847,185	$785,803
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,550	$60,080	$33,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,006	9,474	9,774
Share based compensation	911	—	—
Gain on the sale of assets	(1,567)	—	—
Change in operating assets and liabilities:
Accounts receivable	(26,823)	(10,301)	(11,042)
Merchandise inventories	(53,670)	(34,779)	947
Payable to Sears Holdings Corporation	(11,095)	79,491	—
Accounts payable	(7,701)	14,674	623
Store closing accruals	—	(2,201)	2,201
Customer deposits	633	3,046	4,903
Deferred income taxes	18,614	(1,641)	904
Other operating assets	1,525	(2,602)	(1,654)
Other operating liabilities	(22,751)	6,343	(1,247)
Net cash (used in) provided by operating activities	(54,368)	121,584	38,465
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	2,641	—	—
Purchases of property and equipment	(10,704)	(8,110)	(9,991)
Net cash used in investing activities	(8,063)	(8,110)	(9,991)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	—	(12,264)	(26,533)
Dividend paid to Sears Holdings Corporation	—	(100,000)	—
Common stock repurchased and retired	(12,523)	—	—
Payments of capital lease obligations	(739)	(1,836)	(2,061)
Net short-term borrowings	79,100	20,000	—
Net cash provided by (used in) financing activities	65,838	(94,100)	(28,594)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,407	19,374	(120)
CASH AND CASH EQUIVALENTS—Beginning of period	20,068	694	814
CASH AND CASH EQUIVALENTS—End of period	$23,475	$20,068	$694
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,226	$899	$913
Cash paid for income taxes	$21,022	$—	$—
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 29, 2011	—	$—	$—	$—	$531,583	$531,583

Net income	—	—	—	—	33,056	33,056
Net transfer to Sears Holdings Corporation	—	—	—	—	(26,533)	(26,533)

Balance at January 28, 2012	—	—	—	—	538,106	538,106

Net income	—	—	—	9,481	50,599	60,080
Net transfer to Sears Holdings Corporation	—	—	—	—	(12,264)	(12,264)
Dividend paid to Sears Holdings Corporation	—	—	—	—	(100,000)	(100,000)
Reclassification of divisional equity to common stock and additional paid in capital in conjunction with the Separation	23,100	231	476,210	—	(476,441)	—
Tax adjustment related to the Separation	—	—	80,365	—	—	80,365

Balance at February 2, 2013	23,100	231	556,575	9,481	—	566,287

Net income	—	—	—	35,550	—	35,550
Share-based compensation	87	1	910	—	—	911
Common stock repurchased and retired	(434)	(4)	(10,464)	(2,055)	—	(12,523)

Balance at February 1, 2014	22,753	$228	$547,021	$42,976	$—	$590,225
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of February 1, 2014, the Company and its dealers and franchisees operated 1,260 stores across all 50 states and in Puerto Rico and Bermuda. In these notes the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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
Prior to the Separation, the financial statements represented the Hometown and Hardware and Outlet businesses of Sears Holdings and with respect to all periods prior to the Separation were derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company's business. As pre-Separation business operations of Sears Holdings, we did not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into services agreements to provide SHO with certain support services under the terms described in Note 5. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The consolidated financial statements contained herein, as they reflect information from 2012 and 2011, may not be indicative of (1) the Company’s financial position, operating results, and cash flows in the future or (2) what the Company’s financial position, operating results, and cash flows would have been if the Hometown and Hardware and Outlet businesses of Sears Holdings had been a combined stand-alone business during all periods prior to the Separation.

We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Income Per Common Share

In connection with the Separation, holders of subscription rights that had been distributed to Sears Holdings' stockholders purchased from Sears Holdings a total of 23.1 million shares of our common stock. This share amount has been utilized for the calculation of basic and diluted income per share for all periods prior to the Separation. For the share amount for any time period post-Separation, we utilized the weighted-average common stock outstanding during the period. Dilutive income per share includes the dilutive effect of potential common shares.

SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Our fiscal years end on the Saturday closest to January 31. Unless otherwise stated, references to specific years in these notes are to fiscal years. The following fiscal periods are presented herein.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Ended	Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
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
Cash and Cash Equivalents
Cash equivalents include (1) all highly liquid investments with original maturities of three months or less at the date of purchase and (2) deposits in-transit from banks for payments related to third-party credit card and debit card transactions.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and notes receivable balances were $0 at February 1, 2014 and February 2, 2013. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable. Our notes receivable balance is comprised of promissory notes that relate primarily to the sale of assets for our franchised locations.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market. Merchandise inventories are valued under the retail inventory method, or “RIM,” using primarily a last-in, first-out, or “LIFO,” cost-flow assumption.
Inherent in RIM calculation are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost and resulting gross margins. The methodologies utilized by us in our application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes, and the computations inherent in the LIFO adjustment (where applicable). Management believes that RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. The inventory allowance for shrinkage and obsolescence was $11.5 million at February 1, 2014 and $10.2 million at February 2, 2013.
In connection with our LIFO calculation we estimate the effects of inflation on inventories by utilizing external price indices determined by the U.S. Bureau of Labor Statistics. If we had used the first-in, first-out, or "FIFO" method of inventory valuation instead of the LIFO method, merchandise inventories would have been $1.1 million higher at February 1, 2014 and $0.7 million higher at February 2, 2013.
Vendor Rebates and Allowances
Sears Holdings receives rebates and allowances from vendors through a variety of programs and arrangements intended to offset the costs of promoting and selling the vendors' products. Sears Holdings allocates a portion of the rebates and allowances to us based on shipments to or sales of the related products to the Company. These vendor payments are recognized and recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred and amortized ratably to cost of sales and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.
Property and equipment consists of the following:

thousands	February 1, 2014	February 2, 2013
Land	$1,978	$2,903
Buildings and improvements	54,291	57,281
Furniture, fixtures and equipment	32,388	29,378
Capitalized leases	8,458	11,760
Total property and equipment	97,115	101,322
Less: accumulated depreciation	(48,142)	(47,939)
Total property and equipment, net	$48,973	$53,383
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The range of lives are generally 15 to 25 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for computer systems and equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. There were no impairment charges recorded with respect to the 2013, 2012, or 2011 fiscal years.
We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities and compensation. When management makes a decision to close a location we record a liability as of that date for the costs associated with the closing. The recorded liability includes employee severance, inventory markdowns, and other liquidation fees. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location. See Note 6 to the Consolidated Financial Statements.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trade below our book value and a significant and sustained decline in our stock price and market capitalization could result in goodwill impairment charges. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our Consolidated Financial Statements.
Our goodwill resides in the Hometown Reporting Unit within our Hometown business segment. The goodwill impairment test involves a two-step process. The first step is a comparison of our reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, using both a market participant approach, as well as a discounted cash flow model, commonly referred to as the income approach. The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions that potential market participants would use in establishing a bid price for the unit and applies the selected market multiples to the reporting unit's projection of EBITDA. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions appropriate to our reporting unit. The projection uses our best estimates of economic and market conditions over the projected period, including growth rates in sales and costs and our best estimates of future expected changes in operating margins and cash expenditures. Other significant estimates used in the income approach and assumptions include terminal value growth rates, future estimates of capital expenditures, and changes in future working capital requirements. Our final estimate of fair value of our reporting unit is developed by equally weighting the fair values determined through both the market participant and income approaches, where comparable market participant information is available.
If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. There were no impairment charges recorded during the 2013, 2012, or 2011 fiscal years.
Leases
We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected durations of the leases and contractual minimum lease payments specified in the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. We have subleases with Sears Holdings for 113 locations. We had rent expense paid to Sears Holdings of $27.3 million, $30.9 million and $26.8 million in 2013, 2012 and 2011, respectively.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2013	2012	2011
Minimum rentals	$57,679	$52,294	$47,938
Less-Sublease rentals	(19,678)	(14,626)	(3,307)
Total	$38,001	$37,668	$44,631

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Capital Leases	Operating Leases
thousands
2014	$662	$60,321
2015	65	53,645
2016	30	45,107
2017	—	34,541
2018	—	19,963
Thereafter	—	25,946
Total Minimum Lease Payments	757	239,523
Less - Sublease Income on Leased Properties	—	(79,388)
Net Minimum Lease Payments	757	$160,135

Less:
Implicit Interest	—
Capital Lease Obligations	757
Less Current Portion of Capital Lease Obligations	(662)
Long-term Capital Lease Obligations	$95

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
The following table presents changes in the Company’s warranty reserves:

thousands	February 1, 2014	February 2, 2013
Warranty reserve, beginning of period	$3,734	$11,765
Expense accruals during the period	—	2,090
Payments made under warranties	(3,734)	(10,121)
Warranty reserve, end of period	$—	$3,734
Post-Separation, the Company purchases merchandise from Sears Holdings with warranty. The Company expects the incrementally higher product costs to be similar to the warranty costs incurred to service products that were purchased without warranty prior to the Separation.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs
Prior to the Separation the Company participated in Sears Holdings’ insurance programs. Post-Separation we maintain with third-party insurance companies our own insurance arrangements for exposures incurred post-Separation for a number of risks including worker’s compensation and general liability claims. Insurance expense of $7 million, $6 million and $6 million was recorded during 2013, 2012 and 2011, respectively.
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
Revenue Recognition
Revenues include sales of merchandise, commissions on merchandise sales made through www.sears.com and www.searsoutlet.com, services and extended-service plans, and delivery and handling revenues related to merchandise sold. We recognize revenues from retail operations at the later of the point of sale or the delivery of goods to the end user. Net sales are presented net of any taxes collected from customers and remitted to governmental authorities. We recognize revenues from commissions on services and extended-service plans, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.
The Company accepts Sears Holdings gift cards as tender for purchases and is reimbursed by Sears Holdings for gift cards tendered.
Reserve for Sales Returns and Allowances
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserve for returns and allowances was $2 million at February 1, 2014 and $2 million at February 2, 2013.
Cost of Sales and Occupancy
Cost of sales and occupancy are comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties related to the sale of Kenmore, Craftsman and DieHard products, customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses.

Dealer and Franchisee Commissions

Based on the terms of our dealer and franchisee agreements, we pay commissions to our dealers and franchisees on the net sales of merchandise and extended-service plans. In addition, each dealer and franchisee can earn commissions for third-party gift cards sold and can earn marketing support, home improvement referrals, rent support, and other items. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $261 million, $242 million, and $188 million in 2013, 2012 and 2011, respectively.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of dealer and franchisee commissions, payroll and benefits costs for retail and support employees, advertising, pre-opening costs, and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $67 million, $67 million and $65 million for 2013, 2012 and 2011, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Income.
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
Prior to the Separation, our taxable income was included in the federal consolidated, state and foreign income tax returns of Sears Holdings or its affiliates. Income taxes in these consolidated financial statements have been recognized on a separate return basis. Under a Tax Sharing Agreement between the Company and Sears Holdings entered into prior to the Separation (the "Tax Sharing Agreement"), Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation and the Company is responsible for any federal, state or foreign tax liability relating to tax periods ending after the Separation.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents (level 1), accounts receivable, short-term debt (level 2), merchandise payables and accrued expenses are reflected in the Consolidated Balance Sheet at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rate is a significant input in our fair value assessment that compares our current interest rate to estimated market rates.
We measure certain non-financial assets and liabilities, including long-lived assets at fair value on a non-recurring basis.
The Company was not required to measure any other significant non-financial assets and liabilities at fair value as of February 1, 2014 and February 2, 2013.
New Accounting Pronouncements
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update will be effective in the first quarter of 2014 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for us in the first quarter of 2013 and did not have a material impact on our consolidated financial position, results of operations or cash flows.
Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update was effective for us in the first quarter of 2013 and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EQUITY
Stock-based Compensation
At the Company's Annual Meeting of Stockholders held on May 14, 2013 the stockholders approved the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (the "Stock Plan"). Four million shares of the Company's common stock are reserved for issuance under the Stock Plan. In the second quarter of 2013 the Company granted a total of 89,221 shares of restricted stock under the Stock Plan to a group of eligible individuals (as defined in the Stock Plan), all of whom were employees of the Company at the time of the grant. We are also authorized to grant stock options and to make other awards to eligible plan participants pursuant to the Stock Plan.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During 2013 we have recorded $0.9 million in total compensation expense related to the 86,806 shares of restricted stock (none of which had vested and excluding 2,415 shares forfeited as of February 1, 2014). At February 1, 2014, we had $3.0 million in total unrecognized compensation cost, which we expect to recognize over approximately the next 2.25 years.

The 86,806 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with, and subject to the terms and conditions of, restricted stock agreements governing the awards, including forfeiture conditions, and the Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for 2013 were as follows:

	52 Weeks Ended February 1, 2014
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	—	—
Granted	89	$44.45
Vested	—	—
Forfeited	(2)	44.45
Balance at 2/1/2014	87	$44.45

The aggregate fair value of the restricted stock awards based on the weighted average fair value at the date of grant was $3.9 million.

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. Shares that are repurchased by the Company pursuant to the repurchase program are retired and resume the status of authorized and unissued shares of common stock. During the third quarter of 2013 the Company adopted a Rule 10b5-1 plan that terminated on December 6, 2013.
During the 2013 fiscal year we repurchased 434,398 shares of our common stock at a total cost of $12.5 million. Our repurchases for the fiscal year ended February 1, 2014 were made at an average price of $28.83. We account for the repurchased and retired shares by reducing par value and capital in excess of par value up to the per share amount recorded in connection with the Separation, with the excess repurchase price recorded as a reduction to retained earnings. At February 1, 2014 we had $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

thousands	February 1, 2014	February 2, 2013
Customer deposits	$35,547	$34,914
Sales and other taxes	11,403	13,607
Accrued expenses	9,523	24,703
Warranty accrual	—	3,734
Payroll and related items	8,105	9,005
Total Other current and long-term liabilities	$64,578	$85,963

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INCOME TAXES
The Tax Sharing Agreement governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company is responsible for any federal, state or foreign tax liability. Current income taxes payable for any federal, state or foreign income tax returns is reported in the period incurred.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For 2013, 2012 and 2011, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for income tax expense for 2013, 2012 and 2011 consist of the following:

	Fiscal Year Ended
thousands	2013	2012	2011
Income before income taxes:
U.S.	$58,713	$95,966	$52,423
Foreign	1,170	4,014	2,360
Total	$59,883	$99,980	$54,783
Income tax expense (benefit):
Current:
Federal	$3,808	$33,469	$16,329
State	1,341	6,848	3,808
Foreign	570	1,224	686
Total	5,719	41,541	20,823
Deferred:
Federal	15,859	(2,226)	787
State	2,847	585	117
Foreign	(92)	—	—
Total	18,614	(1,641)	904
Income tax provision	$24,333	$39,900	$21,727

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

	Fiscal Year Ended
	2013	2012	2011
Federal tax rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	4.5%	4.9%	4.7%
Other	1.1%	—%	—%
Effective tax rate	40.6%	39.9%	39.7%

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of the deferred tax assets and liabilities as of February 1, 2014 and February 2, 2013 are as follows:

	Fiscal Year Ended
thousands	February 1, 2014	February 2, 2013
Deferred tax assets
Capital Leases	$183	$426
Deferred Compensation	2,030	3,249
Deferred Rent	1,856	1,820
Favorable Leases	1,155	2,393
Inventory	—	1,627
Property	—	2,943
Property Taxes	608	—
Royalty-free License	57,131	61,418
Store Closing Reserve	149	47
Warranty	—	1,447
Other	2,539	1,813

Total deferred tax assets	65,651	77,183
Deferred tax liabilities
Inventory	(5,098)	—
Other	(2,526)	(542)

Total deferred tax liabilities	(7,624)	(542)
Net deferred tax assets	$58,027	$76,641

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of negative evidence evaluated concerned the estimated future foreign taxable income available to use the foreign tax credit carryforward deferred tax asset of $0.3 million. On the basis of this analysis, for the year ended February 1, 2014, a valuation allowance of $0.3 million was added through tax expense to reduce this deferred tax asset since it does not meet the more likely than not standard for realization. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realization of the deferred tax asset.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information, ESL beneficially owns approximately 49% of our outstanding shares of common stock and approximately 48% of Sears Holdings' outstanding shares of common stock.
We are party to various agreements with Sears Holdings which, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings are obtaining merchandise inventories for us. The terms of these agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation.
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
We are party to a Separation Agreement with Sears Holdings pursuant to which Sears Holdings consummated the Separation. The Separation Agreement, among other things, provided for the allocation and transfer, through a series of intercompany transactions, of the assets and the liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings. In the Separation Agreement SHO and Sears Holdings agree to release each other from all pre-separation claims (other than with respect to the agreements executed in connection with the Separation) and each agrees to defend and indemnify the other with respect to its post-separation business.

•
We obtain a significant amount of our merchandise inventories from Sears Holdings. This enables us to take advantage of the amount and scope of Sears Holdings purchasing activities. We are party to a Merchandising Agreement with Sears Holdings, Kmart and SRC (the "Merchandising Agreement") pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears brand products (including products branded with the KCD Marks, or, collectively, the “KCD Products”) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, or the “Sears marks,” including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in 2018, subject to two three-year renewal terms with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners. We are also party to agreements with Sears Holdings for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Sears Holdings' SYW program.

•
We obtain our merchandise from Sears Holdings and other vendors. For the year ended February 1, 2014, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 84% of our total purchases of inventory from all vendors with a comparable level of purchases from Sears Holdings in 2012 and 2011. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

•
Sears Holdings provides the Company with specified corporate services. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, logistics and distribution, information technology (including the point-of-sale system used by the Company and its dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Sears Holdings charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
SHO receives commissions from Sears Holdings for specified sales of merchandise made through www.sears.com and www.searsoutlet.com, the sale of extended-service plans, delivery and handling services and relating to the use in our stores of credit cards branded with the Sears name. For certain transactions SHO pays a commission to Sears Holdings.

These agreements may be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate. For additional, more comprehensive information regarding these agreements (including termination rights) see "Certain Relationships and Transactions" in the 2014 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
thousands

Net Commissions from Sears Holdings Corporation (1)	$90,085	$83,756	$76,018
Purchases related to cost of sales and occupancy	1,691,300	1,673,832	1,756,274
Services included in selling and administrative	22,156	18,912	19,823

(1)
We reduced the amounts previously presented for fiscal years ended 2012 and 2011 by $84.3 million and $69.2 million, respectively to exclude all transactions in which SHO received the entire sales revenue for on-line sales made to unrelated third-parties that were generated through Sears Holding's websites.

"Services included in selling and administrative" were $22.2 million in 2013. In 2012 they were $18.9 million which consisted of allocations of $12.3 million of shared services costs pre-Separation and charges of $6.6 million of shared services costs post-Separation. We were allocated pre-Separation expenses of $19.8 million from Sears Holdings in 2011.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—STORE CLOSING CHARGES AND SEVERANCE COSTS
In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which the Company no longer intends to receive any economic benefit are accrued for when we cease to use the leased space and have been reduced for any income that the Company believes can be realized through subleasing the leased space. During 2013 we closed 53 stores which did not require additional store-closing or severance reserves compared to closing 83 stores in 2012. In 2011, the Company made the decision to establish closing reserves for 84 stores, with 20 stores closing in 2011 and the remainder closing primarily in the first half of 2012. We recorded $0.8 million in charges for related lease obligations in 2012 compared to $0.2 million in 2011.
Store closing activity recorded during the 52-week period ended January 28, 2012 and the 53-week period ended February 2, 2013, and the remaining store closing accruals were as follows:

thousands	Markdowns (1)	Severance Costs (2)	Lease Termination Costs (2)	Other Costs (2)	Accelerated Depreciation (3)	Total
Balance at January 29, 2011	$—	$—	$—	$—	$—	$—
Store closing costs	$12,071	$330	$215	$3,255	$272	$16,143
Payments/utilizations	$(3,924)	$(180)	$(159)	$(1,260)	$(272)	$(5,795)
Balance at January 28, 2012	$8,147	$150	$56	$1,995	$—	$10,348
Store closing costs	—	—	797	—	—	797
Payments/utilizations	(8,147)	(150)	(853)	(1,995)	—	(11,145)
Balance at February 2, 2013	$—	$—	$—	$—	$—	$—

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—FINANCING ARRANGEMENT
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of February 1, 2014 we had $99.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of February 1, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 1, 2014 was $145.3 million, with $5.6 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter. The interest rate was approximately 4.25% at February 1, 2014.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom formats. The Outlet reportable segment also represents an operating format. For the 52 weeks ended February 1, 2014, the Outlet reportable segment reclassified $14.4 million of distribution center costs that were previously reflected in selling and administrative expense and now are reflected in cost of sales and occupancy. Amounts for the comparable 52 weeks ended February 2, 2013 have not been adjusted for the reclassification because it is impracticable to do so. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The Net Sales categories include appliances, lawn and garden, tools and paint and other. The other category includes initial franchise revenue of $5.5 million, $11.2 million and $11.6 million from Hometown in 2013, 2012 and 2011, respectively, and $20.1 million from Outlet in 2013. Initial franchise revenues consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	2013
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,160,894	$478,435	$1,639,329
Lawn and garden	319,725	23,743	343,468
Tools and paint	213,575	14,674	228,249
Other	117,325	93,191	210,516
Total	1,811,519	610,043	2,421,562
Costs and expenses
Cost of sales and occupancy	1,389,627	453,791	1,843,418
Selling and administrative	396,073	110,557	506,630
Depreciation	6,321	5,685	12,006
Gain on the sale of assets	—	(1,567)	(1,567)
Total	1,792,021	568,466	2,360,487
Operating income	$19,498	$41,577	$61,075
Total assets	$632,437	$214,748	$847,185
Capital expenditures	$3,731	$6,973	$10,704

	2012
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,151,356	$452,201	$1,603,557
Lawn and garden	343,575	19,034	362,609
Tools and paint	234,457	15,859	250,316
Other	159,875	77,249	237,124
Total	1,889,263	564,343	2,453,606
Costs and expenses
Cost of sales and occupancy	1,433,880	406,327	1,840,207
Selling and administrative	394,335	110,065	504,400
Depreciation	3,658	5,816	9,474
Total	1,831,873	522,208	2,354,081
Operating income	$57,390	$42,135	$99,525
Total assets	$633,060	$152,743	$785,803
Capital expenditures	$3,338	$4,772	$8,110

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,041,447	$418,245	$1,459,692
Lawn and garden	357,661	21,805	379,466
Tools and paint	244,192	7,984	252,176
Other	195,497	57,368	252,865
Total	1,838,797	505,402	2,344,199
Costs and expenses
Cost of sales and occupancy	1,463,636	356,880	1,820,516
Selling and administrative	356,351	102,284	458,635
Depreciation	4,083	5,691	9,774
Total	1,824,070	464,855	2,288,925
Operating income	$14,727	$40,547	$55,274
Total assets	$525,826	$126,012	$651,838
Capital expenditures	$3,604	$6,387	$9,991

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 —QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables reflect the quarterly consolidated statements of income for the periods indicated.

	Fiscal Year Ended February 1, 2014
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$601,117	$656,899	$561,068	$602,478
COSTS AND EXPENSES
Cost of sales and occupancy	446,869	508,502	425,596	462,451
Selling and administrative	127,188	130,928	121,698	126,816
Depreciation	2,341	2,050	2,177	5,438
Gain on the sale of assets	—	—	(1,567)	—
Total costs and expenses	576,398	641,480	547,904	594,705
Operating income	24,719	15,419	13,164	7,773
Interest income (expense)	(589)	(642)	(738)	(1,077)
Other income	415	431	460	548
Income before income taxes	24,545	15,208	12,886	7,244
Income tax expense	(9,548)	(6,073)	(5,191)	(3,521)
NET INCOME	$14,997	$9,135	$7,695	$3,723

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.65	$0.40	$0.33	0.16
Diluted:	$0.65	$0.40	$0.33	0.16

Basic weighted average common shares outstanding	23,100	23,100	22,999	22,729
Diluted weighted average common shares outstanding	23,100	23,106	22,999	22,729

	Fiscal Year Ended February 2, 2013
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	621,078	644,464	556,903	631,161
COSTS AND EXPENSES
Cost of sales and occupancy	462,379	484,478	418,490	474,860
Selling and administrative	121,904	124,072	122,054	136,370
Depreciation	2,305	2,228	2,282	2,659
Total costs and expenses	586,588	610,778	542,826	613,889
Operating income	34,490	33,685	14,077	17,273
Interest income (expense)	(669)	628	(70)	(788)
Other income	226	360	383	385
Income before income taxes	34,047	34,673	14,390	16,870
Income tax expense	(13,454)	(13,606)	(5,629)	(7,211)
NET INCOME	$20,593	$21,067	$8,761	$9,659

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.89	$0.91	$0.38	0.42
Diluted:	$0.89	$0.91	$0.38	0.42

Basic weighted average common shares outstanding	23,100	23,100	23,100	23,100
Diluted weighted average common shares outstanding	23,100	23,100	23,100	23,100

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Thousands except income per common share
Basic weighted average shares	22,984	23,100	23,100
Dilutive effect of restricted stock	5	—	—
Diluted weighted average shares	22,989	23,100	23,100

Net income	$35,550	$60,080	$33,056

Income per common share:

Basic	$1.55	$2.60	$1.43
Diluted	$1.55	$2.60	$1.43

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—DEFINED CONTRIBUTION PLAN

We sponsor a Sears Hometown and Outlet Stores, Inc. 401(k) savings plan for employees meeting service-eligibility requirements. The Company offers a discretionary match contribution. The expense related to the post-retirement plan has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service.
Expenses for the retirement savings plan were as follows:

thousands	2013	2012	2011
Retirement/401(k) Savings Plan	$289	$—	$—

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores (the “Company”) as of February 1, 2014 and February 2, 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1, prior to October 11, 2012, the Company operated as part of Sears Holdings Corporation (“Sears Holdings”). The accompanying consolidated financial statements, prior to October 11, 2012, were prepared from accounting records maintained by Sears Holdings and the Company and may not be indicative of what the financial position, results or operations, and cash flows would have been if the Company had been a stand-alone entity. As more fully described in Notes 1 and 5, certain costs included in the accompanying consolidated financial statements represent allocations from Sears Holdings.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 3, 2014 expressed an unqualified opinion thereon.

BDO USA, LLP
Chicago, Illinois
April 3, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the company's fourth fiscal quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

All  control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to the reliability of financial reporting and financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 1, 2014, with the participation of our principal executive and principal financial officers. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on management's assessment, management believes that as of February 1, 2014, the Company’s internal controls over financial reporting were effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of February 1, 2014 has been audited by BDO USA LLP as stated in their Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the internal control over financial reporting of Sears Hometown and Outlet Stores (the “Company”) as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 1, 2014 and February 2, 2013 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014 and our report dated April 3, 2014 expressed an unqualified opinion thereon.
BDO USA, LLP
Chicago, Illinois
April 3, 2014

Item 9B. Other Information

On April 2, 2014 the Company and Becky Iliff amended and restated Ms. Iliff's offer letter of August 28, 2012, pursuant to which she serves as the Company's Vice President, Human Resources. The amended and restated offer letter (the "Offer Letter") provides, among other things, that Ms. Iliff (1) will be paid an annual base salary of $240,000, (2) is eligible to participate in the Company's annual incentive plans and long-term incentive plans, to the extent such plans are established by the Company's Board of Directors, (3) will repay her $25,000 sign-on bonus to the Company if she voluntarily terminates her employment or is terminated by the Company for misconduct or integrity issues prior to August 19, 2014, (4) is eligible to receive a special cash retention bonus of $100,000 paid in two equal installments on the first and third anniversaries of her start date with the Company provided that she is actively employed by the Company on the applicable payment dates (Ms. Iliff received the first installment in 2013), and (5) is eligible to receive, subject to certain limitations, six months of salary continuation as a severance payment if her employment with the Company is terminated by the Company or Ms. Iliff for a good reason (as defined in the Offer Letter). The above description of the Offer Letter is subject to, and qualified in its entirety by, the terms and conditions of the Offer Letter, a copy of which is filed as Exhibit 10.31 to this Annual Report on Form 10-K.

Also on April 2, 2014 Elizabeth Darst Leykum, a member of the Company's Board of Directors, notified the Company that, due to her other responsibilities, she declined to stand for reelection to the Board of Directors at the Company's 2014 Annual Meeting of Stockholders.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings “Item 1. Election of Directors,” “Corporate Governance-Independence of Audit Committee Members; Audit Committee Financial Experts,” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” of the 2014 Proxy Statement and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
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
During the Company's 2013 fiscal year there were no changes to the process by which stockholders may recommend nominees to the Board of Directors.

Item 11.	Executive Compensation
Information regarding executive and director compensation is incorporated by reference to information under the headings “Item 1-Election of Directors-Executive Compensation,” “Item 1-Election of Directors-Compensation of Directors,” and “Item 1-Election of Directors-Executive Compensation-Compensation Committee Report” of the 2014 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "Item 1-Election of Directors-Compensation Committee Report" of the 2014 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Item 1-Election of Directors-Amount and Nature of Beneficial Ownership” of the 2014 Proxy Statement.

Equity Compensation Plan Information
The below table reflects information, as of February 1, 2014, about securities authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	--	--	3,913,194 (2)
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	--	--	3,913,194 (2)

(1) To date, we have not issued any options, warrants, or other rights under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan that are exercisable for the purchase of shares of our common stock.
(2) Represents shares of common stock that may be issued pursuant to the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Awards under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan may be in the form of restricted stock, stock units representing rights to receive cash or shares of our common stock, stock options, stock appreciation rights, and other awards. The amount reported excludes 86,806 shares of restricted stock that were awarded to eligible employees on May 16, 2013 and that remained outstanding as of February 1, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to the material under the headings “Certain Relationships and Transactions” and “Corporate Governance” of the 2014 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading “Item 3-Ratification of Appointment of Independent Registered Public Accounting Firm — Independent Registered Accounting Firm Fees” of the 2014 Proxy Statement.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Part IV
Item 15. Exhibits, Financial Statement Schedules.
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

SEARS HOMETOWN AND OUTLET STORES, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

	* W. Bruce Johnson W. Bruce Johnson	Director, Chief Executive Officer and President (principal executive officer)	April 3, 2014

	* William R. Harker William R. Harker	Chairman of the Board of Directors	April 3, 2014

	* E.J. Bird E.J. Bird	Director	April 3, 2014

	* Jeffrey Flug Jeffrey Flug	Director	April 3, 2014

	* James F. Gooch James F. Gooch	Director	April 3, 2014

	* Elizabeth Darst Leykum Elizabeth Darst Leykum	Director	April 3, 2014

	* Josephine Linden Josephine Linden	Director	April 3, 2014

By:	/S/Steven D. Barnhart		April 3, 2014
* Steven D. Barnhart
as Attorney-in-fact

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
3.1
Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

3.2
Certificate of Amendment of Certificate of Incorporation of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

3.3	Amended and Restated Bylaws of Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed December 9, 2013 (File No. 001-35641)).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.1
Separation Agreement between Sears Holdings Corporation and Sears Hometown and Outlet Stores, Inc. dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.2
Amendment No. 1 to Separation Agreement between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.3
Store License Agreement between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.4
Store License Agreement between Sears, Roebuck and Co. and Sears Home Appliance Showrooms, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.5
Store License Agreement between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.6(2)	Amendment No. 1 to Store License Agreement (Outlet) between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated December 9, 2013.
10.7
Trademark License Agreement between Sears, Roebuck and Co. and Sears Hometown and Outlet Stores, Inc. dated August 8, 2012 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.8(1)
Merchandising Agreement between Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.9(1)
Amendment No. 1 to Merchandising Agreement between (i) Sears, Roebuck and Co. and Kmart Corporation and (ii) Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated July 5, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 (File No. 001-35641)).

10.10(1)
Amendment No. 2 to Merchandising Agreement between (i) Sears, Roebuck and Co. and Kmart Corporation and (ii) Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated December 9, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.11
Services Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc. dated August 8, 2012 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.12
Amendment No. 1 to Services Agreement between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Management Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.13(1)
Retail Establishment Agreement between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641))

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.14
Tax Sharing Agreement between Sears Holdings and Sears Hometown and Outlet Stores, Inc. dated as of August 8, 2012 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.15
Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated as of August 31, 2012 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.16
Statement of Work #1 to Employee Transition and Administrative Services Agreement between (i) Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (ii) Sears Holdings Management Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.17
Supplemental Agreement between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.18(3)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.19(3)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.20(3)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.21(3)
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the 53 weeks ended February 2, 2013 (File No. 001-35641)).

10.22(3)
Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (File No. 000-51217)).

10.23(3)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
10.24(3)
Form of Executive Severance/Non-Compete Agreement (incorporated by reference to Exhibit 10.5 to Sears Holdings Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 (File No. 000-51217)).

10.25(3)
Executive Severance Agreement dated and effective as of August 6, 2012 between Sears Holdings Corporation and its affiliates and subsidiaries and Steven D. Barnhart (incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.26(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and W. Bruce Johnson dated August 28, 2012 (incorporated by reference to Exhibit 10.18 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.27(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and William A. Powell dated August 28, 2012 (incorporated by reference to Exhibit 10.19 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.28(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and John E. Ethridge II dated August 28, 2012 (incorporated by reference to Exhibit 10.20 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.29(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.30(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Steven D. Barnhart, dated August 28, 2012 (incorporated by reference to Exhibit 10.22 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.31(2)(3)	Amended and restated offer letter between Sears Hometown and Outlet Stores, Inc. and Becky Iliff dated April 2, 2014.
10.32(3)
Executive Severance/Non-Compete Agreement dated February 14, 2006 between Sears Holdings Corporation and its affiliates and subsidiaries and W. Bruce Johnson (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the 53 weeks ended February 2, 2013 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.33
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

10.34
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

10.35
Guaranty and Security Agreement, dated as of October 11, 2012, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641)).

21(2)	Subsidiaries of Sears Hometown and Outlet Stores, Inc.
23(2)	Consent of BDO USA, LLP.
24(2)	Powers of Attorney.
31.1(2)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(2)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(4)
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012; (ii) the Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (iii) the Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012; (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012; and (v) the Notes to the Consolidated Financial Statements.

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