Form 10-Q
period 2014-05-03
Sears Hometown & Outlet Stores, Inc.
filed 2014-06-06
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 3, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 5, 2014, the registrant had 22,749,936 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 3, 2014 and May 4, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	May 3, 2014	May 4, 2013
NET SALES	$589,854	$601,117
COSTS AND EXPENSES
Cost of sales and occupancy	445,955	446,869
Selling and administrative	135,279	127,188
Depreciation	2,288	2,341
Total costs and expenses	583,522	576,398
Operating income	6,332	24,719
Interest income (expense)	(934)	(589)
Other income	680	415
Income before income taxes	6,078	24,545
Income tax expense	(2,399)	(9,548)
NET INCOME	$3,679	$14,997

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.16	$0.65
Diluted:	$0.16	$0.65

Basic weighted average common shares outstanding	22,666	23,100
Diluted weighted average common shares outstanding	22,666	23,100
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	May 3, 2014	May 4, 2013	February 1, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,145	$27,465	$23,475
Accounts receivable	23,233	14,105	19,252
Merchandise inventories	493,203	464,576	482,107
Prepaid expenses and other current assets	13,146	11,013	13,216
Total current assets	552,727	517,159	538,050
PROPERTY AND EQUIPMENT, net	50,303	50,782	48,973
GOODWILL	167,000	167,000	167,000
LONG-TERM DEFERRED TAXES	50,489	67,534	52,672
OTHER ASSETS	42,668	25,818	40,490
TOTAL ASSETS	$863,187	$828,293	$847,185
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$98,100	$47,300	$99,100
Payable to Sears Holdings Corporation	86,170	88,794	68,396
Accounts payable	21,038	25,424	24,129
Other current liabilities	59,090	80,404	60,319
Current portion of capital lease obligations	490	1,257	662
Total current liabilities	264,888	243,179	252,606
CAPITAL LEASE OBLIGATIONS	62	516	95
OTHER LONG-TERM LIABILITIES	4,047	3,314	4,259
TOTAL LIABILITIES	268,997	247,009	256,960
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	594,190	581,284	590,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$863,187	$828,293	$847,185
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
Thousands	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,679	$14,997
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,288	2,341
Share-based compensation	286	—
Change in operating assets and liabilities:
Accounts receivable	(6,340)	(6,478)
Merchandise inventories	(11,096)	(36,139)
Payable to Sears Holdings Corporation	17,774	9,303
Accounts payable	(3,091)	(6,406)
Customer deposits	(1,685)	5,030
Deferred income taxes	2,440	4,843
Other operating assets	317	1,347
Other operating liabilities	210	(7,316)
Net cash provided by (used in) operating activities	4,782	(18,478)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,940)	(1,009)
Net cash used in investing activities	(3,940)	(1,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations	(172)	(416)
Net short-term borrowings (payments)	(1,000)	27,300
Net cash provided by (used in) financing activities	(1,172)	26,884
NET CHANGE IN CASH AND CASH EQUIVALENTS	(330)	7,397
CASH AND CASH EQUIVALENTS—Beginning of period	23,475	20,068
CASH AND CASH EQUIVALENTS—End of period	$23,145	$27,465
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$822	$589
Cash paid for income taxes	$105	$3,595
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders' Equity
Balance at February 2, 2013	23,100	$231	$556,575	$9,481	$566,287

Net income	—	—	—	14,997	14,997

Balance at May 4, 2013	23,100	$231	$556,575	$24,478	$581,284

Balance at February 1, 2014	22,753	228	547,021	42,976	590,225

Net income		—	—	3,679	3,679

Share-based compensation	(3)	(1)	287	—	286

Balance at May 3, 2014	22,750	$227	$547,308	$46,655	$594,190
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of May 3, 2014 the Company and its dealers and franchisees operated 1,250 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and in the other items of this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended May 3, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
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
The Company was not required to measure any other significant non-financial asset or liability at fair value as of May 3, 2014.
Recent Accounting Pronouncements
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective in the first quarter of 2015 and is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The update is effective in 2017 and we are currently evaluating the potential impact. Accordingly, we cannot estimate the effect on our consolidated financial position, results of operations, or cash flows.
NOTE 2—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	May 3, 2014	May 4, 2013	February 1, 2014
Customer deposits	33,862	39,945	35,547
Sales and other taxes	13,690	15,142	11,403
Accrued expenses	8,551	23,068	9,523
Payroll and related items	7,034	5,563	8,105
Total Other current and long-term liabilities	$63,137	$83,718	$64,578
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liability or benefit through the date of the Separation and the Company is responsible for any uncertain tax position after the Separation. For the 13 weeks ended May 3, 2014 and May 4, 2013, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the Separation on August 31, 2012, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and the Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. As of May 3, 2014 the Company's net deferred tax asset balance was $55.6 million compared to $71.8 million as of May 4, 2013 and $58.0 million as of February 1, 2014.

NOTE 4—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), beneficially owned on the filing date approximately 49.8% of our outstanding shares of common stock. According to publicly available information, ESL beneficially owns approximately 48.4% of Sears Holdings' outstanding shares of common stock.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Thousands

Net Commissions from Sears Holdings Corporation (1)	$28,169	$22,766
Purchases related to cost of sales and occupancy	407,510	428,496
Services	5,415	5,126

(1) We reduced the amount previously presented for the 13 weeks ended May 4, 2013 to exclude all transactions in which SHO received the entire sales revenue for on-line sales made to unrelated third-parties that were generated through Sears Holdings' websites. The excluded amount for the 13 weeks ended May 4, 2013 was $16.6 million.

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on our Separation agreements.  Amounts due to or from Sears Holdings are non-interest bearing, settled on a net basis, and have payments terms of 10 days after the invoice date.

NOTE 5—FINANCING ARRANGEMENT
As of May 3, 2014 we had $98.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 3, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 3, 2014 was $146.3 million, with $5.6 million of letters of credit outstanding under the facility.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, approximately 2.40% at May 3, 2014 or (2) an alternate base rate plus a borrowing margin, with the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, approximately 4.50% at May 3, 2014.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview." The Outlet reportable segment also represents an operating format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $3.3 million and $5.2 million for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively).

	13 Weeks Ended May 3, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$245,526	$137,528	$383,054
Lawn and garden	95,340	4,891	100,231
Tools and paint	46,137	4,491	50,628
Other	31,533	24,408	55,941
Total	418,536	171,318	589,854
Costs and expenses
Cost of sales and occupancy	312,154	133,801	445,955
Selling and administrative	98,837	36,442	135,279
Depreciation	651	1,637	2,288
Total	411,642	171,880	583,522
Operating income (loss)	$6,894	$(562)	$6,332
Total assets	$658,267	$204,920	$863,187
Capital expenditures	$679	$3,261	$3,940

	13 Weeks Ended May 4, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$275,407	$124,263	$399,670
Lawn and garden	96,008	5,946	101,954
Tools and paint	47,691	3,443	51,134
Other	25,697	22,662	48,359
Total	444,803	156,314	601,117
Costs and expenses
Cost of sales and occupancy	333,884	112,985	446,869
Selling and administrative	100,141	27,047	127,188
Depreciation	866	1,475	2,341
Total	434,891	141,507	576,398
Operating income	$9,912	$14,807	$24,719
Total assets	$666,132	$162,161	$828,293
Capital expenditures	$624	$385	$1,009

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

NOTE 8—INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares.

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended
	May 3, 2014	May 4, 2013
Thousands except income per common share
Basic weighted average shares	22,666	23,100
Dilutive effect of restricted stock	—	—
Diluted weighted average shares	22,666	23,100

Net income	$3,679	$14,997

Income per common share:

Basic	$0.16	$0.65
Diluted	$0.16	$0.65

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—EQUITY

Stock-based Compensation
At the Company's Annual Meeting of Stockholders held on May 14, 2013 the stockholders approved the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Four million shares of the Company's common stock are reserved for issuance under the plan. A total of 89,221 shares of restricted stock were granted in the second quarter of 2013 under the plan to a group of eligible individuals (as defined in the plan), all of whom were employees of the Company at the time of the grant. We are authorized to grant stock options and to make other awards to eligible plan participants pursuant to the Amended and Restated 2012 Stock Plan. The Company has made no stock-option or other awards under the plan.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first quarter of 2014 we recorded $0.3 million in total compensation expense related to the 84,334 shares of restricted stock (none of which had vested and excluding 4,887 shares forfeited as of May 3, 2014). At May 3, 2014, we had $2.6 million in total unrecognized compensation cost related to the 84,334 shares of non-vested restricted stock, which cost we expect to recognize over approximately the next two years.

The 84,334 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with and subject to the terms and conditions of restricted-stock agreements, including forfeiture conditions, and the Amended and Restated 2012 Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted-stock awards on an annual basis. Changes in restricted-stock awards for 2014 were as follows:

	13 Weeks Ended May 3, 2014
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	87	44.45
Granted	—	$—
Vested	—	—
Forfeited	(3)	44.45
Balance at 5/3/2014	84	$44.45

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
No shares were repurchased during the 13 weeks ended May 3, 2014. At May 3, 2014 we had $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of May 3, 2014, we and our dealers and franchisees operated 1,250 stores across all 50 states, Puerto Rico, and Bermuda. In the first quarter of 2014, the Company opened 8 new stores and closed 18 stores.
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
As of May 3, 2014, Hometown consisted of 1,105 stores as follows:

•
921 Sears Hometown Stores—Primarily independently owned stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
84 Sears Hardware Stores—Hardware stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	100 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of May 3, 2014, Hometown operated through 918 dealer-operated stores, 158 franchisee-operated stores, and 29 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all stores to operate according to the Company’s standards. Stores must display the required merchandise, offer all required products and services and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions when the dealers and franchisees sell the merchandise and provide services.
Historically, all of the Company's Outlet stores have been owned by the Company. The Company began a trial program for franchising Outlet stores in late 2012. The initial franchise transfers under this program were completed in the first quarter of 2013 and, since that time, the Company has continued to franchise Outlet stores. As of May 3, 2014, 35 of the 145 Sears Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

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
Initial franchise revenues consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected returns on new store development and the number of Company-operated locations available for sale to franchisees. Initial franchise revenues were $3.3 million and $5.2 million in the first quarter of 2014 and 2013, respectively.
Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. Additional data on the revenue, cost, and net income seasonality of the business is available in the Quarterly Financial Data in Note 9 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 weeks ended May 3, 2014 and May 4, 2013.

	13 Weeks Ended
Thousands	May 3, 2014	May 4, 2013
NET SALES	$589,854	$601,117
COSTS AND EXPENSES
Cost of sales and occupancy	445,955	446,869
Gross margin dollars	143,899	154,248
Margin rate	24.4%	25.7%
Selling and administrative	135,279	127,188
Selling and administrative expense as a percentage of net sales	22.9%	21.2%
Depreciation	2,288	2,341
Total costs and expenses	583,522	576,398
Operating income	6,332	24,719
Interest income (expense)	(934)	(589)
Other income	680	415
Income before income taxes	6,078	24,545
Income tax expense	(2,399)	(9,548)
NET INCOME	$3,679	$14,997

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Comparable Store Sales

Comparable store sales amounts include merchandise sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores but excluding store relocations and stores that have undergone format changes.  Comparable store sales include online transactions recorded by SHO and also include the change in the unshipped sales reserves recorded at the end of each reporting period.
Adjusted Comparable Store Sales

In addition to our net sales determined in accordance with GAAP, for purposes of evaluating our sales performance we also use Adjusted comparable store sales. This measure includes in net sales, as if fulfilled and recorded by SHO, all in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings. Our management uses Adjusted comparable store sales to evaluate the sales performance of our overall business and individual stores for comparable periods. Adjusted comparable store sales should not be used by investors or other third parties as the sole basis for formulating investment decisions as it includes sales that were not fulfilled and recorded by SHO and for which sales SHO only received commissions. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.

While Adjusted comparable store sales is a non-GAAP measure, management believes that it is an important indicator of store sales performance:

•	SHO receives commissions on all in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings.

•	During the first quarter of 2014, these sales fulfilled and recorded by Sears Holdings increased significantly to $29.4 million compared to $7.7 million in the first quarter of 2013.

•
Unadjusted comparable store sales, which do not include in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holding, understates what SHO believes to be its effective comparable store sales performance.

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

	13 Weeks Ended May 3, 2014
Thousands	Hometown	Outlet	Total
Net sales	$418,536	$171,318	$589,854
Less: Non-comparable store sales	(48,416)	(36,921)	(85,337)
Comparable store sales recorded by SHO	370,120	134,397	504,517
SHO in-store sales through www.sears.com fulfilled and recorded by Sears Holdings (1)	22,692	4,015	26,707
Adjusted comparable store sales	$392,812	$138,412	$531,224

	13 Weeks Ended May 4, 2013
Thousands	Hometown	Outlet	Total
Net sales	$444,803	$156,314	$601,117
Less: Non-comparable store sales	(44,811)	(18,325)	(63,136)
Comparable store sales recorded by SHO	399,992	137,989	537,981
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	6,815	662	7,477
Adjusted comparable store sales	$406,807	$138,651	$545,458

	13 Weeks Ended May 3, 2014 vs. 13 Weeks Ended May 4, 2013
	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(7.5)%	(2.6)%	(6.2)%
Adjusted comparable store sales	(3.4)%	(0.2)%	(2.6)%
(1) SHO in-store sales through www.sears.com fulfilled and recorded by Sears Holdings above are for comparable stores only. For all comparable and non-comparable stores, total sales are $29.4 million in the first quarter of 2014 and $7.7 million in the first quarter of 2013.

Adjusted EBITDA

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we also use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which excludes certain significant items as set forth below. Our management uses Adjusted EBITDA, among other factors, for evaluating the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

	13 Weeks Ended
Thousands	May 3, 2014	May 4, 2013
Net income	$3,679	$14,997
Income tax expense	2,399	9,548
Other income	(680)	(415)
Interest expense	934	589
Operating income	6,332	24,719
Depreciation	2,288	2,341
Adjusted EBITDA	$8,620	$27,060

13-Week Period Ended May 3, 2014 Compared to the 13-Week Period Ended May 4, 2013
Net Sales

Net sales in the first quarter of 2014 decreased $11.3 million, or 1.9%, to $589.9 million from the first quarter of 2013. This decrease was driven primarily by a 6.2% decrease in comparable store sales, lower initial franchise revenues (which were $3.3 million in the first quarter of 2014 compared to $5.2 million in the first quarter of 2013), and lower liquidation revenues on end-of-season markout apparel merchandise received from Sears Holdings. Partially offsetting these declines were sales from new stores (net of closures) and higher online commissions earned by SHO on sales of merchandise for home delivery made through www.sears.com, a website owned by Sears Holdings ($9.0 million in the first quarter of 2014 compared to $2.3 million in the first quarter of 2013). Sears Holdings fulfilled and recorded these online transactions and paid commissions to SHO, which are included in SHO's net sales. In-store sales transacted by SHO through www.sears.com and recorded and fulfilled by Sears Holdings during the first quarter of 2014 were $29.4 million compared to $7.7 million in the first quarter of 2013. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO, were unfavorably impacted. Including total sales for online transactions fulfilled and recorded by Sears Holdings, Adjusted comparable store sales for the first quarter of 2014 decreased 2.6% primarily due to lower home appliances sales. Comparable store sales in the Hometown segment were down 7.5% while comparable store sales in the Outlet segment were down 2.6%. Adjusted comparable store sales were down 3.4% in Hometown and down 0.2% in Outlet. In-store sales transacted by SHO through www.sears.com and recorded by Sears Holdings are not expected to continue at the same rate in future quarters.
Gross Margin

Gross margin was $143.9 million, or 24.4% of net sales, in the first quarter of 2014 compared to $154.2 million, or
25.7% of net sales, in the first quarter of 2013. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $3.5 million of higher inventory shrinkage in Outlet, (3) a decrease in initial franchise revenues, (4) $2.1 million of additional Outlet distribution center costs, and (5) lower Outlet apparel liquidation income. These declines were partially offset by the increase in online commissions, lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and higher delivery income. Excluding the impact of online commissions, gross margin was 23.2% of net sales in the first quarter of 2014 compared to 25.4% of net sales in the first quarter of 2013.
Selling and Administrative Expenses

Selling and administrative expenses increased to $135.3 million, or 22.9% of net sales, in the first quarter of 2014 from $127.2 million, or 21.2% of net sales, in the prior-year quarter. The increase was primarily due to higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores), new stores opened since the first quarter of 2013, and higher marketing costs partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores and a reduction of $2.1 million of Outlet distribution center costs.

Operating Income
We recorded operating income of $6.3 million and $24.7 million in the first quarters of 2014 and 2013, respectively. The $18.4 million decrease in operating income was driven by the above-mentioned lower net sales, lower gross margin rate, and higher selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Income Taxes
Income tax expense of $2.4 million and $9.5 million was recorded in the first quarters of 2014 and 2013, respectively. The effective tax rate was 39.5% and 38.9% in the first quarter of 2014 and 2013, respectively.
Net Income
We recorded net income of $3.7 million for the first quarter of 2014 compared to $15.0 million for the prior-year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 3, 2014	May 4, 2013
Net sales	$418,536	$444,803
Comparable store sales % (1)	(7.5)%	(6.9)%
Cost of sales and occupancy	312,154	333,884
Gross margin dollars	106,382	110,919
Margin rate	25.4%	24.9%
Selling and administrative	98,837	100,141
Selling and administrative expense as a percentage of net sales	23.6%	22.5%
Depreciation	651	866
Total costs and expenses	411,642	434,891
Operating income	$6,894	$9,912
Total Hometown stores	1,105	1,126
(1) Adjusted comparable store sales for the 13 weeks ended May 3, 2014 were (3.4)%.
13-Week Period ended May 3, 2014 Compared to the 13-Week Period Ended May 4, 2013
Net Sales
Hometown net sales decreased $26.3 million, or 5.9%, to $418.5 million in the first quarter of 2014 from $444.8 million in the first quarter of 2013. The decrease was primarily due to a 7.5% decrease in comparable store sales and a reduction in initial franchise revenues partially offset by an increase in online commissions ($7.7 million in the first quarter of 2014 compared to $2.1 million in the first quarter of 2013). Adjusted comparable store sales for the first quarter of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 3.4% primarily due to declines in major appliances.
Gross Margin
Gross margin was $106.4 million, or 25.4% of net sales, in the first quarter of 2014 compared to $110.9 million, or 24.9% of net sales, in the prior-year quarter. The increase in gross margin rate was primarily driven by higher online commissions, higher delivery income, and lower occupancy costs resulting from the conversion of Company-owned stores to franchisee-owned stores. Partially offsetting these increases are lower margins on merchandise sales and lower initial franchise revenues. Excluding the impact of online commissions, gross margin was 24.0% of net sales in the first quarter of 2014 compared to 24.6% of net sales in the first quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $98.8 million, or 23.6% of net sales, in the first quarter of 2014 from $100.1 million, or 22.5% of net sales, in the prior-year quarter. The decrease was primarily due to a reduction in payroll and benefits related to the conversion of Company-operated stores to franchisee-operated stores partially offset by higher owner commissions mainly related to the Company-operated store conversions.
Operating Income
We recorded operating income of $6.9 million in the first quarter of 2014 and operating income of $9.9 million in the first quarter of 2013. The overall decrease in operating income of $3.0 million was driven by the decrease in sales partially offset by an increase in the gross margin rate and a reduction in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 3, 2014	May 4, 2013
Net sales	$171,318	$156,314
Comparable store sales % (1)	(2.6)%	1.2%
Cost of sales and occupancy	133,801	112,985
Gross margin dollars	37,517	43,329
Margin rate	21.9%	27.7%
Selling and administrative	36,442	27,047
Selling and administrative expense as a percentage of net sales	21.3%	17.3%
Depreciation	1,637	1,475
Total costs and expenses	171,880	141,507
Operating income (loss)	$(562)	$14,807
Total Outlet stores	145	127
(1) Adjusted comparable store sales for the 13 weeks ended May 3, 2014 were (0.2)%.
13-Week Period ended May 3, 2014 Compared to the 13-Week Period Ended May 4, 2013
Net Sales
Outlet net sales increased $15.0 million, or 9.6%, to $171.3 million in the first quarter of 2014 from $156.3 million in the first quarter of 2013. The increase was primarily due to new store sales (net of closures), higher online commissions ($1.3 million in the first quarter of 2014 compared to $0.2 million in the first quarter of 2013), higher protection agreement sales, and higher initial franchise revenues. These increases were partially offset by a 2.6% decrease in comparable store sales and lower apparel liquidation revenues. Adjusted comparable store sales for the first quarter of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 0.2%. The decline was driven by lower sales in apparel due to inventory availability and reduction of floor space resulting from expansion in other categories, lower sales in lawn and garden and in sporting goods due to the availability of opportunity buys and inventory flow, and lower sales in mattresses primarily due to pricing and promotional changes and inventory flow. These decreases were partially offset by increases in major appliances driven by the cooking and refrigeration categories and higher sales in furniture due to category expansion.
Gross Margin
Gross margin was $37.5 million, or 21.9% of net sales, in the first quarter of 2014 compared to $43.3 million, or 27.7% of net sales, in the prior-year quarter. The gross margin rate decreased in the first quarter of 2014 compared to the prior-year quarter primarily due to lower margins on merchandise sales, $3.5 million of higher inventory shrinkage, $2.1 million of additional distribution center costs, and lower Outlet apparel liquidation income. These declines were partially offset by lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores and higher online commissions. Excluding the impact of online commissions, gross margin was 21.3% of net sales in the first quarter of 2014 compared to 27.6% of net sales in the first quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $36.4 million, or 21.3% of net sales, in the first quarter of 2014 from $27.0 million, or 17.3% of net sales, in the prior-year quarter. The increase in selling and administrative expenses is primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, new stores opened since the first quarter of 2013, and an increase in marketing costs. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores and a reduction of $2.1 million of distribution center costs.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Operating Income
We recorded an operating loss of $0.6 million in the first quarter of 2014 compared to recording operating income of $14.8 million in the first quarter of 2013. The decrease in operating income of $15.4 million was driven primarily by a lower gross profit rate and higher selling and administrative expenses partially offset by higher sales.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $23.1 million as of May 3, 2014, $27.5 million as of May 4, 2013, and $23.5 million as of February 1, 2014.
For the first quarter of 2014 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases, capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the quarter ended May 3, 2014 cash provided by operating activities was $4.8 million compared to $18.5 million used in the quarter ended May 4, 2013. The increase in operating cash flows compared to 2013 was due predominately to a reduction in investments in inventory and an increase in payables in the first quarter of 2014 compared to the first quarter of 2013 partially offset by a lower net income.
Total merchandise inventories were $493.2 million at May 3, 2014 and $464.6 million at May 4, 2013. Merchandise inventories increased primarily due to a $27.6 million increase in Outlet and a $1.0 million increase in Hometown. The increase in Outlet was primarily due to (1) higher home appliance inventories; (2) an increased store count due to new store openings; (3) an increase in furniture inventory due to category expansion and (4) higher apparel inventory as stores returned to more customary inventory levels.
We obtain our merchandise through agreements with Sears Holdings and with other vendors. For the quarter ended May 3, 2014, merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other products) accounted for approximately 84% of total purchases of all inventory from all vendors. The loss of or a material reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
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
Cash Flows from Investing Activities
Cash used in investing activities was $3.9 million for the first quarter of 2014 compared to $1.0 million for the first quarter of 2013. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $1.2 million for the 13 weeks ended May 3, 2014 compared to $26.9 million provided during the 13 weeks ended May 4, 2013. The decrease of $28.1 million in cash provided by financing activities was primarily due to a reduction of $1.0 million in net borrowings under our Senior ABL Facility in the first quarter of 2014 compared to an increase of $27.3 million in the first quarter of 2013.
Financing Arrangements
As of May 3, 2014, we had $98.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 3, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 3, 2014 was $146.3 million with $5.6 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.40% at May 3, 2014, or (2) an alternate base rate plus a borrowing margin, approximately 4.50% at May 3, 2014, with the borrowing margin subject to adjustment based on the average excess availability under the facility for the preceding fiscal quarter.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of May 3, 2014 we were in compliance with all of the covenants of the Senior ABL Facility.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, and change of control.

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of May 3, 2014, we had cash and cash equivalents of $23.1 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of May 3, 2014 and May 4, 2013 were $0.6 million and $1.8 million, respectively.
Off-Balance Sheet Arrangements
As of May 3, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

Recent Accounting Pronouncements
See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.
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

•
our continuing dependence on Sears Holdings subsequent to the Separation, and our potential need to depend on Sears Holdings beyond the expiration or earlier termination by Sears Holdings of certain of our agreements with Sears Holdings;

•	our ability to offer merchandise and services that our customers want, including those under the Kenmore, Craftsman, and DieHard brands, which brands are owned by Sears Holdings (the "KCD Marks:");

•
our merchandising agreement with Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all of) the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the merchandising agreement in its entirety, over which events we have no control and the occurrence of which could have a material adverse effect on our ability to operate our business and a material adverse effect on our results of operations and financial condition;

•
the possible material adverse effects on us if Sears Holdings’ financial condition were perceived to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws;

•	the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks;

•	our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	competitive conditions in the retail industry;

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations);

•
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

•
SHO's SHC-Supplied Systems may be subject to disruptions and data/security breaches for which Sears Holdings may be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on us;

•	the ability and willingness of Sears Holdings to perform its contractual obligations to us;

•	our ability to successfully resolve existing and, if any arise, future contractual disputes with Sears Holdings;

•	limitations and restrictions in the Senior ABL Facility and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on independent dealers and franchisees to operate their stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the U.S. for significant amounts of our merchandise;

•	impairment charges for goodwill or fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate, and retain key executives and other employees;

•	the impact of increased costs associated with being an independent company;

•	our ability to maintain effective internal controls as a public company;

•	our ability to realize the benefits that we expect to achieve from the Separation;

•	low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert control over us.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 3, 2014 and May 4, 2013

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. However, the risks described in “Risk Factors” beginning on page 8 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 should be carefully considered. Those risks could materially affect our business, results of operations, or financial condition. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.

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
No shares were repurchased during the 13 weeks ended May 3, 2014.
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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ STEVEN D. BARNHART
Name:	Steven D. Barnhart
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 5, 2014

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*10	Amendment No. 2 to Services Agreement dated April 23, 2014 between Sears Holdings Management Corporation and Sears Hometown and Outlet Stores, Inc.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at May 3, 2014, May 4, 2013, and February 1, 2014; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended May 3, 2014 and May 4, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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