Form 10-Q
period 2014-08-02
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2014-09-09
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 8, 2014, the registrant had 22,738,436 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET SALES	$638,693	$656,899	$1,228,547	$1,258,016
COSTS AND EXPENSES
Cost of sales and occupancy	491,604	508,502	937,559	955,370
Selling and administrative	139,226	130,928	274,505	258,116
Depreciation	2,067	2,050	4,355	4,392
Total costs and expenses	632,897	641,480	1,216,419	1,217,878
Operating income	5,796	15,419	12,128	40,138
Interest expense	(905)	(642)	(1,839)	(1,231)
Other income	798	431	1,478	846
Income before income taxes	5,689	15,208	11,767	39,753
Income tax expense	(2,329)	(6,073)	(4,728)	(15,621)
NET INCOME	$3,360	$9,135	$7,039	$24,132

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.15	$0.40	$0.31	$1.04
Diluted:	$0.15	$0.40	$0.31	$1.04

Basic weighted average common shares outstanding	22,666	23,100	22,666	23,100
Diluted weighted average common shares outstanding	22,666	23,106	22,666	23,102
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	August 2, 2014	August 3, 2013	February 1, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,978	$23,828	$23,475
Accounts receivable	21,211	14,406	19,252
Merchandise inventories	469,607	445,607	482,107
Prepaid expenses and other current assets	13,312	14,213	13,216
Total current assets	525,108	498,054	538,050
PROPERTY AND EQUIPMENT, net	51,973	49,940	48,973
GOODWILL	167,000	167,000	167,000
LONG-TERM DEFERRED TAXES	48,345	66,068	52,672
OTHER ASSETS	45,898	26,680	40,490
TOTAL ASSETS	$838,324	$807,742	$847,185
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$74,800	$34,900	$99,100
Payable to Sears Holdings Corporation	83,711	77,234	68,396
Accounts payable	13,897	21,784	24,129
Other current liabilities	64,495	75,998	60,319
Current portion of capital lease obligations	286	1,230	662
Total current liabilities	237,189	211,146	252,606
CAPITAL LEASE OBLIGATIONS	3	250	95
OTHER LONG-TERM LIABILITIES	3,475	5,652	4,259
TOTAL LIABILITIES	240,667	217,048	256,960
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	597,657	590,694	590,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$838,324	$807,742	$847,185
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,039	$24,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,355	4,392
Share-based compensation	393	275
Change in operating assets and liabilities:
Accounts receivable	(7,821)	(7,823)
Merchandise inventories	12,500	(17,170)
Payable to Sears Holdings Corporation	15,315	(2,257)
Accounts payable	(10,232)	(10,046)
Customer deposits	(257)	1,248
Deferred income taxes	4,278	3,936
Other operating assets	102	881
Other operating liabilities	3,558	(5,717)
Net cash provided by (used in) operating activities	29,230	(8,149)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,050)	(2,395)
Net cash used in investing activities	(7,050)	(2,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations	(377)	(596)
Net short-term borrowings (payments)	(24,300)	14,900
Net cash provided by (used in) financing activities	(24,677)	14,304
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,497)	3,760
CASH AND CASH EQUIVALENTS—Beginning of period	23,475	20,068
CASH AND CASH EQUIVALENTS—End of period	$20,978	$23,828
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,737	$1,287
Cash paid for income taxes	$204	$18,534
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total Stockholders' Equity
Balance at February 2, 2013	23,100	231	556,575	9,481	566,287
Net income		—	—	24,132	24,132
Share-based compensation	89	1	274	—	275
Balance at August 3, 2013	23,189	232	556,849	33,613	590,694

Balance at February 1, 2014	22,753	228	547,021	42,976	590,225
Net income		—	—	7,039	7,039
Share-based compensation	(14)	(1)	394	—	393
Balance at August 2, 2014	22,739	227	547,415	50,015	597,657
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of August 2, 2014 the Company and its dealers and franchisees operated 1,251 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and in the other items of this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Description of the Separation
On October 11, 2012, Sears Holdings Corporation (“Sears Holdings”) completed the separation of its Sears Hometown and Hardware and Sears Outlet businesses (the “Separation”). As part of the Separation, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO, which was formed prior to the Separation as a wholly owned subsidiary of Sears Holdings. Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended August 2, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Our fiscal year end is the Saturday closest to January 31 each year.  Our second fiscal-quarter end is the Saturday closest to July 31 each year.
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
Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk, and default rates.
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
The Company was not required to measure any other significant non-financial asset or liability at fair value as of August 2, 2014.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which establishes a comprehensive revenue-recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction, and software industries. The update is effective in 2017, and we are currently evaluating the potential impact. Accordingly, we cannot estimate the effect on our consolidated financial position, results of operations, or cash flows.
NOTE 2—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	August 2, 2014	August 3, 2013	February 1, 2014
Customer deposits	$35,290	$36,162	$35,547
Sales and other taxes	13,739	15,954	11,403
Accrued expenses	12,201	17,032	9,523
Warranty accrual	—	2,804	—
Payroll and related items	6,740	9,698	8,105
Total Other current and long-term liabilities	$67,970	$81,650	$64,578
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liability or benefit through the date of the Separation and the Company is responsible for any uncertain tax position after the Separation. For the 26 weeks ended August 2, 2014 and August 3, 2013, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of August 2, 2014 the Company's net deferred tax asset balance was $53.7 million compared to $72.7 million as of August 3, 2013 and $58.0 million as of February 1, 2014.

NOTE 4—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (collectively, “ESL”), beneficially owns approximately 47% of our outstanding shares of common stock. According to publicly available information ESL beneficially owns approximately 48% of Sears Holdings' outstanding shares of common stock.
In connection with the Separation, we entered into various agreements with Sears Holdings (the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company engages in frequent discussions, and seeks to resolve disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details are not addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, are in dispute as to their meaning or application in the context of the existing business relationships. Some of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. In many other instances the Company's dispute-resolution efforts, which are continuing, have yet to resolve the underlying disputes.
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
SHO receives commissions from Sears Holdings for specified sales of merchandise made through www.sears.com and www.searsoutlet.com, the sale of extended service contracts, delivery and handling services, and relating to the use in our stores of credit cards branded with the Sears name. For specified transactions SHO pays a commission to Sears Holdings.

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

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, human resources, information technology, and real estate, among other services. Sears Holdings charges the Company for these corporate services based on actual usage or a pro rata charge based upon sales, head count, or square footage.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Thousands

Net Commissions from Sears Holdings	$26,570	$24,137	$54,739	$46,903
Purchases related to cost of sales and occupancy (1)	417,511	423,324	804,697	829,076
Services (1)	24,048	28,375	49,787	56,245

(1) Amounts previously presented for the 13 and 26 weeks ended August 3, 2013 and for the 13 weeks ended May 3, 2014 within "Purchases related to cost of sales and occupancy" have been reclassified into "Services." The reclassified items were primarily costs associated with marketing. The reclassified amount for the 13 weeks ended August 3, 2013 was $23.1 million. The reclassified amounts for the 26 weeks ended August 3, 2013 and August 2, 2014 were $45.8 million and $20.3 million, respectively.

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing, settled on a net basis, and have payments terms of 10 days after the invoice date.

NOTE 5—FINANCING ARRANGEMENT

As of August 2, 2014 we had $74.8 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the “Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 2, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 2, 2014 was $169.6 million, with $5.6 million of letters of credit outstanding under the facility.
The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments
The Senior ABL Facility will mature on the earlier of (i) October 11, 2017 or (ii) six months prior to the expiration of our Merchandising Agreement with Sears Holdings (the "Merchandising Agreement") and the other agreements with Sears Holdings or its subsidiaries in connection with the Separation that are specified in the Senior ABL Facility, unless such agreements have been extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.
The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.
Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in assets of the borrowers and guarantors consisting primarily of accounts receivable, inventory, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.41% at August 2, 2014 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at August 2, 2014.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview." The Outlet reportable segment also represents an operating format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $5.4 million and $1.8 million for the 13 weeks ended August 2, 2014 and the 13 weeks ended August 3, 2013, respectively). For the 26 weeks ended August 2, 2014, initial franchise revenue (which consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees) was $8.7 million compared to $7.0 million in the 26 weeks ended August 3, 2013.

	13 Weeks Ended August 2, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$288,748	$121,252	$410,000
Lawn and garden	123,518	7,590	131,108
Tools and paint	44,597	4,426	49,023
Other	23,390	25,172	48,562
Total	480,253	158,440	638,693
Costs and expenses
Cost of sales and occupancy	372,047	119,557	491,604
Selling and administrative	105,515	33,711	139,226
Depreciation	730	1,337	2,067
Total	478,292	154,605	632,897
Operating income	$1,961	$3,835	$5,796
Total assets	$632,249	$206,075	$838,324
Capital expenditures	$1,251	$1,859	$3,110

	13 Weeks Ended August 3, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$303,248	$122,950	$426,198
Lawn and garden	124,972	9,149	134,121
Tools and paint	46,789	3,163	49,952
Other	28,925	17,703	46,628
Total	503,934	152,965	656,899
Costs and expenses
Cost of sales and occupancy	388,505	119,997	508,502
Selling and administrative	104,215	26,713	130,928
Depreciation	745	1,305	2,050
Total	493,465	148,015	641,480
Operating income	$10,469	$4,950	$15,419
Total assets	$648,704	$159,038	$807,742
Capital expenditures	$746	$640	$1,386

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	26 Weeks Ended August 2, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$534,274	$258,780	$793,054
Lawn and garden	218,858	12,481	231,339
Tools and paint	90,734	8,917	99,651
Other	54,923	49,580	104,503
Total	898,789	329,758	1,228,547
Costs and expenses
Cost of sales and occupancy	684,201	253,358	937,559
Selling and administrative	204,352	70,153	274,505
Depreciation	1,381	2,974	4,355
Total	889,934	326,485	1,216,419
Operating income	$8,855	$3,273	$12,128
Total assets	$632,249	$206,075	$838,324
Capital expenditures	$1,930	$5,120	$7,050

	26 Weeks Ended August 3, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$578,655	$247,213	$825,868
Lawn and garden	220,980	15,095	236,075
Tools and paint	94,481	6,606	101,087
Other	54,621	40,365	94,986
Total	948,737	309,279	1,258,016
Costs and expenses
Cost of sales and occupancy	722,389	232,981	955,370
Selling and administrative	204,356	53,760	258,116
Depreciation	1,611	2,781	4,392
Total	928,356	289,522	1,217,878
Operating income	$20,381	$19,757	$40,138
Total assets	$648,704	$159,038	$807,742
Capital expenditures	$1,370	$1,025	$2,395

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

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Thousands except income per common share
Basic weighted average shares	22,666	23,100	22,666	23,100
Dilutive effect of restricted stock	—	6	—	2
Diluted weighted average shares	22,666	23,106	22,666	23,102

Net income	$3,360	$9,135	$7,039	$24,132

Income per common share:

Basic	$0.15	$0.40	$0.31	$1.04
Diluted	$0.15	$0.40	$0.31	$1.04

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan. A total of 89,221 shares of restricted stock were granted in the second quarter of 2013 under the plan to a group of eligible individuals (as defined in the plan), all of whom were employees of the Company at the time of the grant. We are authorized to grant stock options and to make other awards to eligible plan participants pursuant to the Amended and Restated 2012 Stock Plan. The Company has made no stock-option or other awards under the plan.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first and second quarters of 2014 we recorded $0.4 million in total compensation expense related to the 72,834 shares of restricted stock (none of which had vested and excluding 16,387 shares forfeited as of August 2, 2014). At August 2, 2014, we had $1.9 million in total unrecognized compensation cost related to the 72,834 shares of non-vested restricted stock, which cost we expect to recognize over approximately the next 1.75 years.

The 72,834 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with and subject to the terms and conditions of restricted-stock agreements, including forfeiture conditions, and the Amended and Restated 2012 Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted-stock awards on an annual basis. Changes in restricted-stock awards for 2014 were as follows:

	26 Weeks Ended August 2, 2014
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	87	44.45
Granted	—	$—
Vested	—	—
Forfeited	(14)	44.45
Balance at 8/2/2014	73	$44.45

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
No shares were repurchased during the 26 weeks ended August 2, 2014. At August 2, 2014 we had approximately $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (the "2013 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of August 2, 2014, we and our dealers and franchisees operated 1,251 stores across all 50 states, Puerto Rico, and Bermuda. In the second quarter of 2014, the Company opened 11 new stores and closed 10 stores.
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

As of August 2, 2014, Hometown consisted of 1,103 stores as follows:

•
919 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
82 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	102 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of August 2, 2014, Hometown operated through 914 dealer-operated stores, 159 franchisee-operated stores, and 30 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores are substantially similar to Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions to the dealers and franchisees when they sell the Company's merchandise and provide services.
The Company began a trial program for franchising Outlet stores in late 2012 and completed the first Outlet store franchise transactions in the first quarter of 2013 and, since that time, the Company has continued to franchise Outlet stores. As of August 2, 2014, 49 of the 148 Outlet stores were operated by franchisees.
Dealers and franchisees exercise control over the day-to-day operations of their stores, make capital decisions regarding their stores, and exclusively make all hiring, compensation, benefits, termination, and other decisions regarding the terms and conditions of employment, and exclusively establish all employment policies, procedures, and practices, with respect to their employees.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Several of the primary differences between Company-operated stores and dealer or franchisee-operated stores are that (1) the Company is responsible for occupancy and payroll costs associated with Company-operated stores while dealers and franchisees are responsible for these costs for their stores, (2) the Company is responsible for all terms and conditions of employment for the employees in the Company-operated stores and its dealers and franchisees are responsible for all terms and conditions of employment for the employees in their stores, and (3) we pay commissions to our dealers and franchisees.
In the normal course of business, stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new stores may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a new store, the Company will generally seek to transfer that store to a dealer or a franchisee. When a dealer or a franchisee ceases to operate a store, the Company may take over its operation, generally on an interim basis, until the Company can transfer the store to another dealer or franchisee. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated stores due to the expected short-term nature of transition operation.
The Company's transfer of a Company-operated store to a franchisee historically has (1) in most instances increased the Company's gross margin primarily due to decreased occupancy costs and (2) increased the Company's selling and administrative expense primarily due to increased commission payments offset partially by lower payroll and benefits expense.
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation results from a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected financial returns to the Company from new store development, which in turn impacts the number of Company-operated stores that the Company decides from time to time to make available for transfer to franchisees. Initial franchise revenues were $5.4 million and $1.8 million in the second quarter of 2014 and 2013, respectively.
Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. See Note 9 to the Consolidated Financial Statements included in the 2013 10-K for our quarterly financial results (unaudited) for our 2012 and 2013 fiscal years.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

	13 Weeks Ended		26 Weeks Ended
Thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
NET SALES	$638,693	$656,899	$1,228,547	$1,258,016
COSTS AND EXPENSES
Cost of sales and occupancy	491,604	508,502	937,559	955,370
Gross margin dollars	147,089	148,397	290,988	302,646
Margin rate	23.0%	22.6%	23.7%	24.1%
Selling and administrative	139,226	130,928	274,505	258,116
Selling and administrative expense as a percentage of net sales	21.8%	19.9%	22.3%	20.5%
Depreciation	2,067	2,050	4,355	4,392
Total costs and expenses	632,897	641,480	1,216,419	1,217,878
Operating income	5,796	15,419	12,128	40,138
Interest expense	(905)	(642)	(1,839)	(1,231)
Other income	798	431	1,478	846
Income before income taxes	5,689	15,208	11,767	39,753
Income tax expense	(2,329)	(6,073)	(4,728)	(15,621)
NET INCOME	$3,360	$9,135	$7,039	$24,132
Comparable Store Sales

Comparable store sales amounts include merchandise sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores but excluding store relocations and stores that have undergone format changes.  Comparable store sales include online transactions fulfilled and recorded by SHO and give effect to the change in the unshipped sales reserves recorded at the end of each reporting period.
Adjusted Comparable Store Sales

In addition to our net sales determined in accordance with GAAP, for purposes of evaluating our sales performance we also use Adjusted comparable store sales. This measure includes in net sales, as if fulfilled and recorded by SHO, all in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings. Our management uses Adjusted comparable store sales to evaluate the sales performance of our overall business and individual stores for comparable periods. Adjusted comparable store sales should not be used by investors or other third parties as the sole basis for formulating investment decisions as it includes sales that were not fulfilled and recorded by SHO and for which sales SHO received only commissions from Sears Holdings. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.

While Adjusted comparable store sales is a non-GAAP measure, management believes that it is an important indicator of store sales performance:

•	SHO receives commissions on all in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings.

•
During the second quarter of 2014, these sales fulfilled and recorded by Sears Holdings increased significantly to $18.7 million compared to $9.0 million in the second quarter of 2013. During the first half of 2014, these sales fulfilled and recorded by Sears Holdings increased significantly to $48.1 million compared to $16.7 million in the first half of 2013.

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

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

	13 Weeks Ended August 2, 2014			26 Weeks Ended August 2, 2014
thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$480,253	$158,440	$638,693	$898,789	$329,758	$1,228,547
Less: Non-comparable store sales	(49,782)	(37,516)	(87,298)	(98,005)	(74,426)	(172,431)
Comparable store sales recorded by SHO	430,471	120,924	551,395	800,784	255,332	1,056,116
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	15,718	2,677	18,395	38,410	6,692	45,102
Adjusted comparable store sales	$446,189	$123,601	$569,790	$839,194	$262,024	$1,101,218

	13 Weeks Ended August 3, 2013			26 Weeks Ended August 3, 2013
thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$503,934	$152,965	$656,899	$948,737	$309,279	$1,258,016
Less: Non-comparable store sales	(50,381)	(17,993)	(68,374)	(95,317)	(36,318)	(131,635)
Comparable store sales recorded by SHO	453,553	134,972	588,525	853,420	272,961	1,126,381
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	7,920	849	8,769	14,735	1,511	16,246
Adjusted comparable store sales	$461,473	$135,821	$597,294	$868,155	$274,472	$1,142,627

	13 Weeks Ended August 2, 2014 vs. 13 Weeks Ended August 3, 2013			26 Weeks Ended August 2, 2014 vs. 26 Weeks Ended August 3, 2013
	Hometown	Outlet	Total	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(5.1)%	(10.4)%	(6.3)%	(6.2)%	(6.5)%	(6.2)%
Adjusted comparable store sales	(3.3)%	(9.0)%	(4.6)%	(3.3)%	(4.5)%	(3.6)%

(1) SHO in-store sales through www.sears.com fulfilled and recorded by Sears Holdings above are for comparable stores only. For all comparable and non-comparable stores, these sales for the 13 weeks and 26 weeks ended August 2, 2014 were $18.7 million and $48.1 million compared to $9.0 million and $16.7 million for the 13 weeks and 26 weeks ended August 3, 2013.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$3,360	$9,135	$7,039	$24,132
Income tax expense	2,329	6,073	4,728	15,621
Other income	(798)	(431)	(1,478)	(846)
Interest expense	905	642	1,839	1,231
Operating income	5,796	15,419	12,128	40,138
Depreciation	2,067	2,050	4,355	4,392
Adjusted EBITDA	$7,863	$17,469	$16,483	$44,530

13-Week Period Ended August 2, 2014 Compared to the 13-Week Period Ended August 3, 2013
Net Sales

Net sales in the second quarter of 2014 decreased $18.2 million, or 2.8%, to $638.7 million from the second quarter of 2013. This decrease was driven primarily by a 6.3% decrease in comparable store sales. This decrease was partially offset by new stores (net of closures), higher initial franchise revenues (which were $5.4 million in the second quarter of 2014 compared to $1.8 million in the second quarter of 2013), and higher online commissions earned by SHO on sales of merchandise for home delivery made through www.sears.com, a website owned by Sears Holdings ($5.2 million in the second quarter of 2014 compared to $2.7 million in the second quarter of 2013). Sears Holdings fulfilled and recorded these online transactions and paid commissions to SHO, which are included in SHO's net sales. In-store sales transacted by SHO and its independent dealers and franchisees through www.sears.com and recorded and fulfilled by Sears Holdings during the second quarter of 2014 were $18.7 million compared to $9.0 million in the second quarter of 2013. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO, were unfavorably impacted. Including total sales for online transactions fulfilled and recorded by Sears Holdings, Adjusted comparable store sales for the second quarter of 2014 decreased 4.6%. Comparable store sales in Hometown were down 5.1% while comparable store sales in Outlet were down 10.4%. Adjusted comparable store sales were down 3.3% in Hometown and down 9.0% in Outlet.
Gross Margin

Gross margin was $147.1 million, or 23.0% of net sales, in the second quarter of 2014 compared to $148.4 million, or 22.6% of net sales, in the second quarter of 2013. The increase in gross margin rate was primarily driven by (1) higher initial franchise revenues, (2) higher online commissions, (3) increased merchandise margins in Outlet, (4) lower support-services charges from Sears Holdings, (5) higher delivery margins, (6) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and (7) higher Outlet apparel liquidation income. These increases were partially offset by a reduction in merchandise margins in Hometown and by $0.8 million of additional Outlet distribution center costs. Excluding the impact of online commissions and initial franchise revenues, gross margin was 21.7% of net sales in the second quarter of 2014 compared to 22.1% of net sales in the second quarter of 2013.
Selling and Administrative Expenses

Selling and administrative expenses, reflecting our continued franchising of Outlet stores, increased to $139.2 million, or 21.8% of net sales, in the second quarter of 2014 from $130.9 million, or 19.9% of net sales, in the prior-year quarter. The increase was primarily due to higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores), new stores opened since the second quarter of 2013, and higher marketing costs partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores to franchisee-operated stores.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Operating Income
We recorded operating income of $5.8 million and $15.4 million in the second quarters of 2014 and 2013, respectively. The $9.6 million decrease in operating income was driven by the above-mentioned lower net sales and higher selling and administrative expenses partially offset by a higher gross margin rate.
Income Taxes
Income tax expense of $2.3 million and $6.1 million was recorded in the second quarters of 2014 and 2013, respectively. The effective tax rate was 40.9% and 39.9% in the second quarters of 2014 and 2013, respectively.
Net Income
We recorded net income of $3.4 million for the second quarter of 2014 compared to $9.1 million for the prior-year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

26-Week Period Ended August 2, 2014 Compared to the 26-Week Period Ended August 3, 2013
Net Sales

Net sales in the first half of 2014 decreased $29.5 million, or 2.3%, to $1,228.5 million from the first half of 2013. This decrease was driven primarily by a 6.2% decrease in comparable store sales partially offset by new stores (net of closures) and higher online commissions earned by SHO on sales of merchandise for home delivery made through www.sears.com ($14.2 million in the first half of 2014 compared to $5.0 million in the first half of 2013). Sears Holdings fulfilled and recorded these online transactions and paid commissions to SHO, which are included in SHO's net sales. In-store sales transacted by SHO and its independent dealers and franchisees through www.sears.com and recorded and fulfilled by Sears Holdings during the first half of 2014 were $48.1 million compared to $16.7 million in the first half of 2013. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO, were unfavorably impacted. Including total sales for online transactions fulfilled and recorded by Sears Holdings, Adjusted comparable store sales for the first half of 2014 decreased 3.6%. Comparable store sales in Hometown were down 6.2% while comparable store sales in Outlet were down 6.5%. Adjusted comparable store sales were down 3.3% in Hometown and down 4.5% in Outlet. Initial franchise revenues increased $1.7 million in the first half of 2014 to $8.7 million compared to $7.0 million in the first half of 2013.
Gross Margin

Gross margin was $291.0 million, or 23.7% of net sales, in the first half of 2014 compared to $302.6 million, or 24.1% of net sales, in the first half of 2013. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) $3.6 million of higher inventory shrinkage in Outlet, (3) $2.9 million of additional Outlet distribution center costs in the first half of 2014, and (4) lower Outlet apparel liquidation income. These declines were partially offset by (1) the increase in online commissions, (2) higher delivery income, (3) higher initial franchise revenues, (4) lower support services charges from Sears Holdings, and (5) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.2% of net sales in the first half of 2014 compared to 23.3% of net sales in the first half of 2013.
Selling and Administrative Expenses

Selling and administrative expenses increased to $274.5 million, or 22.3% of net sales, in the first half of 2014 from $258.1 million, or 20.5% of net sales, in the prior-year. The increase was primarily due to higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores), new stores opened since the first half of 2013, higher marketing costs partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores to franchisee-operated stores and a reduction of $2.1 million of first half 2014 Outlet distribution center costs.

Operating Income
We recorded operating income of $12.1 million and $40.1 million in the first half of 2014 and 2013, respectively. The $28.0 million decrease in operating income was driven by the above-mentioned lower net sales, a lower gross margin rate, and higher selling and administrative expenses.
Income Taxes
Income tax expense of $4.7 million and $15.6 million was recorded in the first half of 2014 and 2013, respectively. The effective tax rate was 40.2% and 39.3% in the first half of 2014 and 2013, respectively.
Net Income
We recorded net income of $7.0 million for the first half of 2014 compared to $24.1 million for last year. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$480,253	$503,934	$898,789	$948,737
Comparable store sales % (1)	(5.1)%	(0.4)%	(6.2)%	(3.6)%
Cost of sales and occupancy	372,047	388,505	684,201	722,389
Gross margin dollars	108,206	115,429	214,588	226,348
Margin rate	22.5%	22.9%	23.9%	23.9%
Selling and administrative	105,515	104,215	204,352	204,356
Selling and administrative expense as a percentage of net sales	22.0%	20.7%	22.7%	21.5%
Depreciation	730	745	1,381	1,611
Total costs and expenses	478,292	493,465	889,934	928,356
Operating income	$1,961	$10,469	$8,855	$20,381
Total Hometown stores			1,103	1,121
(1) Adjusted comparable store sales for the 13 and 26 weeks ended August 2, 2014 were (3.3)% and (3.3)% respectively.
13-Week Period ended August 2, 2014 Compared to the 13-Week Period Ended August 3, 2013
Net Sales
Hometown net sales decreased $23.6 million, or 4.7%, to $480.3 million in the second quarter of 2014 from $503.9 million in the second quarter of 2013. The decrease was primarily due to a 5.1% decrease in comparable store sales partially offset by an increase in online commissions ($4.3 million in the second quarter of 2014 compared to $2.4 million in the second quarter of 2013). Adjusted comparable store sales for the second quarter of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 3.3% primarily due to declines in major appliances and higher quarter-end deferrals of unshipped sales.
Gross Margin
Gross margin was $108.2 million, or 22.5% of net sales, in the second quarter of 2014 compared to $115.4 million, or 22.9% of net sales, in the prior-year quarter. The decrease in gross margin rate was primarily driven by deeper promotions on merchandise sales partially offset by (1) higher online commissions, (2) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, (3) higher delivery income, and (4) lower support-services charges from Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 21.8% of net sales in the second quarter of 2014 compared to 22.4% of net sales in the second quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $105.5 million, or 22.0% of net sales, in the second quarter of 2014 from $104.2 million, or 20.7% of net sales, in the prior-year quarter. The increase was primarily due to higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and higher marketing costs partially offset by a reduction in payroll and benefits due to Company-operated store conversions.
Operating Income
We recorded operating income of $2.0 million in the second quarter of 2014 and operating income of $10.5 million in the second quarter of 2013. The overall decrease in operating income of $8.5 million was driven by the decrease in sales, the decrease in the gross margin rate, and the increase in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

26-Week Period ended August 2, 2014 Compared to the 26-Week Period Ended August 3, 2013
Net Sales
Hometown net sales decreased $49.9 million, or 5.3%, to $898.8 million in the first half of 2014 from $948.7 million in the first half of 2013. The decrease was primarily due to a 6.2% decrease in comparable store sales and a reduction in initial franchise revenues partially offset by an increase in online commissions ($12.0 million in the first half of 2014 compared to $4.5 million in the first half of 2013). Adjusted comparable store sales for the first half of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 3.3% primarily due to declines in major appliances and consumer electronics.
Gross Margin
Gross margin was $214.6 million, or 23.9% of net sales, in the first half of 2014 compared to $226.3 million, or 23.9% of net sales, in the prior year. The flat gross margin rate was primarily driven by lower margins on merchandise sales and lower initial franchise revenues offset by (1) increases in online commissions, (2) higher delivery income, (3) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and (4) lower support services charges from Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.8% of net sales in the first half of 2014 compared to 23.2% of net sales in the first half of 2013.
Selling and Administrative Expenses
Selling and administrative expenses were $204.4 million, or 22.7% of net sales, in the first half of 2014 compared to $204.4 million, or 21.5% of net sales, in the prior year. The flat selling and administrative expenses were primarily driven by higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and higher marketing costs offset by a reduction in payroll and benefits due to Company-operated store conversions.
Operating Income
We recorded operating income of $8.9 million in the first half of 2014 and operating income of $20.4 million in the first half of 2013. The overall decrease in operating income of $11.5 million was primarily driven by the decrease in sales.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$158,440	$152,965	$329,758	$309,279
Comparable store sales % (1)	(10.4)%	8.2%	(6.5)%	4.7%
Cost of sales and occupancy	119,557	119,997	253,358	232,981
Gross margin dollars	38,883	32,968	76,400	76,298
Margin rate	24.5%	21.6%	23.2%	24.7%
Selling and administrative	33,711	26,713	70,153	53,760
Selling and administrative expense as a percentage of net sales	21.3%	17.5%	21.3%	17.4%
Depreciation	1,337	1,305	2,974	2,781
Total costs and expenses	154,605	148,015	326,485	289,522
Operating income	$3,835	$4,950	$3,273	$19,757
Total Outlet stores			148	129
(1) Adjusted comparable store sales for the 13 and 26 weeks ended August 2, 2014 were (9.0)% and (4.5)% respectively.
13-Week Period ended August 2, 2014 Compared to the 13-Week Period Ended August 3, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Net Sales
Outlet net sales increased $5.4 million, or 3.6%, to $158.4 million in the second quarter of 2014 from $153.0 million in the second quarter of 2013. The increase was primarily due to new store sales (net of closures), higher initial franchise revenues, and higher online commissions ($0.9 million in the second quarter of 2014 compared to $0.3 million in the second quarter of 2013). These increases were partially offset by a 10.4% decrease in comparable store sales. Adjusted comparable store sales for the second quarter of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 9.0%. The decline was driven by lower major appliances sales due to (1) deeper promotions industry-wide (which narrowed the price differences between Outlet appliances and new, in-box products), (2) lower apparel sales due to a reduction of floor space (resulting from conversions and closures of apparel-only stores and expansion in other categories) along with a lower mix of wearables in inventory (higher mix of accessories and basics), and (3) lower power lawn and garden and fitness sales due to the availability of opportunity buys and inventory flow. These decreases were partially offset by higher sales in furniture due to category expansion and increases in tools and outdoor living driven by improved assortments and depth of inventory.
Gross Margin
Gross margin was $38.9 million, or 24.5% of net sales, in the second quarter of 2014 compared to $33.0 million, or 21.6% of net sales, in the prior-year. The gross margin rate increased in the second quarter of 2014 compared to the prior-year quarter primarily due to (1) higher initial franchise revenues, (2) a higher margin rate on merchandise sales due to improved sourcing of higher-margin scratch-and-dent inventory, (3) higher online commissions, and (4) higher apparel-liquidation income partially offset by $0.8 million of additional distribution center costs. Excluding the impact of online commissions and initial franchise revenues, gross margin was 21.5% of net sales in the second quarter of 2014 compared to 20.9% of net sales in the second quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $33.7 million, or 21.3% of net sales, in the second quarter of 2014 from $26.7 million, or 17.5% of net sales, in the prior-year quarter. The increase in selling and administrative expenses was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, new stores opened since the second quarter of 2013, and an increase in marketing costs. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.

Operating Income
We recorded operating income of $3.8 million in the second quarter of 2014 compared to operating income of $5.0 million in the second quarter of 2013. The decrease in operating income of $1.2 million was driven primarily by higher selling and administrative expenses partially offset by higher sales and a higher gross margin rate.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

26-Week Period ended August 2, 2014 Compared to the 26-Week Period Ended August 3, 2013
Net Sales
Outlet net sales increased $20.5 million, or 6.6%, to $329.8 million in the first half of 2014 from $309.3 million in the first half of 2013. The increase was primarily due to new store sales (net of closures), higher initial franchise revenues, and higher online commissions ($2.2 million in the first half of 2014 compared to $0.5 million in the first half of 2013). These increases were partially offset by a 6.5% decrease in comparable store sales. Adjusted comparable store sales for the first half of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 4.5%. The decline was driven by (1) lower major appliances sales due to deeper promotional discounting industry-wide during the second quarter of 2014 (which narrowed the price difference between Outlet appliances and new, in-box products), (2) lower sales in power lawn and garden, fitness, and consumer electronics due to the availability of opportunity buys and inventory flow, and (3) lower apparel sales due to a reduction of floor space (resulting from conversions and closures of apparel-only stores and expansion in other categories) along with a lower mix of wearables in inventory (higher mix of accessories and basics). These decreases were partially offset by increases in furniture and tools sales due to category expansion and by improved assortments and depth of inventory, respectively.
Gross Margin
Gross margin was $76.4 million, or 23.2% of net sales, in the first half of 2014 compared to $76.3 million, or 24.7% of net sales, in the prior year. The gross margin rate decreased primarily due to (1) $3.6 million of higher inventory shrinkage, (2) lower margins on merchandise sales, (3) $2.9 million of additional distribution center costs, and (4) lower Outlet apparel-liquidation income. These declines were partially offset by higher franchise revenues, higher online commissions and lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores. Excluding the impact of online commissions and initial franchise revenues, gross margin was 20.5% of net sales in the first half of 2014 compared to 23.6% of net sales in the first half of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $70.2 million, or 21.3% of net sales, in the first half of 2014 from $53.8 million, or 17.4% of net sales, in the prior year. The increase in selling and administrative expenses is primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, new stores opened since 2013, and an increase in marketing costs. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores and a reduction of $2.1 million in first half 2014 distribution center costs.

Operating Income
We recorded operating income of $3.3 million in the first half of 2014 compared to operating income of $19.8 million in the first half of 2013. The decrease in operating income of $16.5 million was driven primarily by a lower gross profit rate and higher selling and administrative expenses partially offset by higher sales.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $21.0 million as of August 2, 2014, $23.8 million as of August 3, 2013, and $23.5 million as of February 1, 2014.
For the second quarter of 2014 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the first and second quarters ended August 2, 2014 cash provided by operating activities was $29.2 million compared to $8.1 million used in the first and second quarters ended August 3, 2013. The increase was due predominately to a reduction in investments in inventory and an increase in payables in 2014 compared to 2013 partially offset by a lower net income.
Total merchandise inventories were $469.6 million at August 2, 2014 and $445.6 million at August 3, 2013. Merchandise inventories increased primarily due to a $25.4 million increase in Outlet coupled with a $1.4 million decrease in Hometown. The increase in Outlet was primarily due to (1) higher home appliance inventories; (2) an increased store count due to new store openings; (3) an increase in furniture inventory due to category expansion, and (4) higher apparel inventory driven by lower sales.
We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other products) accounted for approximately 87% and 85% of total purchases of all inventory from all vendors for the 13 weeks and 26 weeks ended August 2, 2014, respectively. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
In addition, our merchandise-vendor arrangements generally are not long-term (except the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends on maintaining good relations with our existing vendors and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $7.1 million for the first and second quarters of 2014 compared to $2.4 million for the first and second quarters of 2013. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $24.7 million for the 26 weeks ended August 2, 2014 compared to $14.3 million provided during the 26 weeks ended August 3, 2013. The decrease of $39.0 million in cash provided by financing activities was primarily due to a reduction of $24.3 million in net borrowings under our Senior ABL Facility in the first and second quarters of 2014 compared to an increase of $14.9 million in the first and second quarters of 2013.
Financing Arrangements
As of August 2, 2014, we had $74.8 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 2, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

to $100 million. Availability under the Senior ABL Facility as of August 2, 2014 was $169.6 million with $5.6 million of letters of credit outstanding under the facility.

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
Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in assets of the borrowers and guarantors consisting primarily of accounts receivable, inventory, cash, cash equivalents, deposit accounts, and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.40% at August 2, 2014, or (2) an alternate base rate plus a borrowing margin, approximately 4.50% at August 2, 2014, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of August 2, 2014 we were in compliance with all of the covenants of the Senior ABL Facility.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, and change of control, and other events of default including the failure to perform a "Material Contract" (which includes the Merchandising Agreement and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect and the failure to enforce a Material Contract in accordance with its terms.

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of August 2, 2014, we had cash and cash equivalents of $21.0 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of August 2, 2014 and August 3, 2013 were $0.3 million and $1.5 million, respectively.
Off-Balance Sheet Arrangements
As of August 2, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

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
The following factors, among others, separately or together could cause our actual results, performance, and achievements to differ from those set forth in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows:

•	our ability to offer merchandise and services that our customers want, including those under the Kenmore, Craftsman, and DieHard brands, which brands are owned by Sears Holdings (the "KCD Marks");

•
the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all of) the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control;

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

•
the impact of increased costs due to a decrease in our purchasing power following the Separation and other losses of benefits (such as a more effective and productive business relationship) that were associated with having been wholly owned by Sears Holdings and its subsidiaries;

•
our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration or earlier termination by Sears Holdings of our agreements with Sears Holdings;

•
our ability to resolve on commercially reasonable terms existing disputes and, when they arise, future disputes with Sears Holdings regarding many of the material terms and conditions of our agreements with Sears Holdings;

•
our ability to maintain an effective and productive business relationship with Sears Holdings, particularly in light of the existence of pending, and the likelihood of future, disputes with respect to the terms and conditions of the SHO-Sears Holdings Agreements;

•
the SHO-Sears Holdings Agreements were negotiated while we were a subsidiary of Sears Holdings and we may have received different terms from unaffiliated third parties (including with respect to costs and merchandise-vendor and

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 2, 2014 and August 3, 2013

service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations);

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

•
SHO's SHC-Supplied Systems may be subject to disruptions and data/security breaches for which Sears Holdings may be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches;

•	the ability and willingness of Sears Holdings to perform its contractual obligations to us;

•
the possible effects on us if Sears Holdings’ financial condition were perceived to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws;

•	limitations and restrictions in the Senior ABL Facility and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on independent dealers and franchisees to operate their stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the U.S. for significant amounts of our merchandise;

•	impairment charges for goodwill or fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate, and retain key executives and other employees;

•	the impact of increased costs associated with being a publicly held company;

•	our ability to maintain effective internal controls as a publicly held company;

•	our ability to realize the benefits that we expect to achieve from the Separation;

•
litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or affect our relationships with our independent dealers and franchisees;

•	low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert control over us.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including our "Risk Factors," that are included in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date hereof, we are not party to any litigation that we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, payroll violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, Family and Medical Leave Act claims, product liability claims as a result of the sale of merchandise and services, claims with respect to franchise and dealer transactions, relationships, and operations, as well as various legal and governmental proceedings. Some of these claims from time to time include, and will continue to include, class or collective-action allegations, and the proceedings for some of these claims are, and will continue to be, in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Litigation is inherently unpredictable. Each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition, and cash flows, perhaps materially. See also "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors" in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the 2013 10-K with two exceptions.
The first exception is with respect to the risk factor entitled, "We may not be able to resolve successfully existing and, if they arise, future contractual disputes and other conflicts with Sears Holdings" that is included in "Risk Factors" in the 2013 10-K. We believe that, generally, we have successfully resolved many disputes with Sears Holdings that have arisen post-Separation with respect to the SHO-Sears Holdings Agreements and related business arrangements. However, the number of existing disputes with Sears Holdings appears to us to be growing, and our recent attempts to resolve them have been increasingly unsuccessful. Several disputes currently exist, among others, each of which concerns what SHO believes is Sears Holdings' refusal to meet one or more of its obligations specified in the SHO-Sears Holdings Agreements. SHO's efforts to resolve these disputes on reasonably satisfactory terms have failed, and Sears Holdings' refusals are continuing. We have entered into discussions with Sears Holdings about engaging in non-binding mediation with us regarding these disputes in accordance with the agreements' dispute-resolution processes. If a successful mediation does not occur with respect to these disputes, it is foreseeable that we will be required to seek other remedies, such as offering to enter into binding arbitration (which is not required by the SHO-Sears Holdings Agreements), to enforce our contractual rights. Although at this time we cannot determine whether the resolution of, or the failure to resolve, these disputes will be material to our results of operations, financial condition, liquidity, or cash flows, we believe that the continuing existence of these disputes, and the increasing number of other disputes, is indicative of a deteriorating business relationship between Sears Holdings and SHO. If we cannot satisfactorily resolve the other pending disputes and future disputes, we may be required to seek non-binding mediation or other remedies to enforce our contractual rights, the outcome of which would be uncertain. If Sears Holdings accelerated what we believe is Sears Holdings’ refusal to meet its obligations in accordance with the SHO-Sears Holdings Agreements, or if our business relationship with Sears Holdings otherwise continued to deteriorate, we could seek to obtain substitute performance from other providers on terms and conditions that might not be as favorable to us as the terms and conditions of the SHO-Sears Holdings Agreements.
The second exception is with respect to the risk factor entitled, "Our operating results are tied in part to the success of our dealers and franchisees, and the inability of our dealers and franchisees to continue operating their stores profitably could adversely affect our operating results" that is included in "Risk Factors" in the 2013 10-K. We may reacquire one or more stores from our franchisees from time to time and write down or write off associated franchisee indebtedness to us if the franchisees are unable to operate their stores profitably or in a manner consistent with our concepts and standards.
The risks described in the preceding paragraphs and in “Risk Factors” beginning on page 8 of the 2013 10-K should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.

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
The Company did not repurchase any shares during the 13 weeks ended August 2, 2014. As of August 2, 2014 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 8, 2014

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Income (Unaudited) for the 13 and 26 Weeks Ended August 2, 2014 and August 3, 2013; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at August 2, 2014, August 3, 2013, and February 1, 2014; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 2, 2014 and August 3, 2013; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 26 Weeks Ended August 2, 2014 and August 3, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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