Form 10-Q
period 2014-11-01
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2014-12-05
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 4, 2014, the registrant had 22,735,849 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NET SALES	$565,147	$561,068	$1,793,694	$1,819,084
COSTS AND EXPENSES
Cost of sales and occupancy	430,085	425,596	1,367,644	1,380,966
Selling and administrative	139,766	121,698	414,271	379,815
Impairment of goodwill	167,000	—	167,000	—
Depreciation	2,035	2,177	6,390	6,569
Gain on the sale of assets	(155)	(1,567)	(155)	(1,567)
Total costs and expenses	738,731	547,904	1,955,150	1,765,783
Operating income (loss)	(173,584)	13,164	(161,456)	53,301
Interest expense	(915)	(738)	(2,754)	(1,969)
Other income	888	460	2,366	1,306
Income (loss) before income taxes	(173,611)	12,886	(161,844)	52,638
Income tax benefit (expense)	2,401	(5,191)	(2,327)	(20,812)
NET INCOME (LOSS)	$(171,210)	$7,695	$(164,171)	$31,826

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(7.55)	$0.33	$(7.24)	$1.38
Diluted:	$(7.55)	$0.33	$(7.24)	$1.38

Basic weighted average common shares outstanding	22,666	22,999	22,666	23,066
Diluted weighted average common shares outstanding	22,666	22,999	22,666	23,070
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	November 1, 2014	November 2, 2013	February 1, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,189	$21,487	$23,475
Accounts and franchisee receivables	20,930	17,207	19,252
Merchandise inventories	462,226	488,626	482,107
Prepaid expenses and other current assets	17,893	8,113	13,216
Total current assets	524,238	535,433	538,050
PROPERTY AND EQUIPMENT, net	50,454	49,544	48,973
GOODWILL	—	167,000	167,000
LONG-TERM DEFERRED TAXES	47,359	63,916	52,672
OTHER ASSETS	41,185	32,115	40,490
TOTAL ASSETS	$663,236	$848,008	$847,185
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$73,200	$87,900	$99,100
Payable to Sears Holdings Corporation	79,940	57,414	68,396
Accounts payable	20,238	31,727	24,129
Other current liabilities	60,079	74,306	60,319
Current portion of capital lease obligations	75	1,082	662
Total current liabilities	233,532	252,429	252,606
CAPITAL LEASE OBLIGATIONS	136	98	95
OTHER LONG-TERM LIABILITIES	2,908	5,139	4,259
TOTAL LIABILITIES	236,576	257,666	256,960
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	426,660	590,342	590,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$663,236	$848,008	$847,185
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(164,171)	$31,826
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,390	6,569
Share-based compensation	606	598
Gain on the sale of assets	(155)	(1,567)
Impairment of goodwill	167,000	—
Provision for losses on franchisee receivables	11,526	—
Change in operating assets and liabilities:
Accounts and franchisee receivables	(14,517)	(16,216)
Merchandise inventories	19,881	(60,189)
Payable to Sears Holdings Corporation	11,544	(22,077)
Accounts payable	(3,891)	(103)
Customer deposits	(3,225)	5,998
Deferred income taxes	785	15,520
Other operating assets	2,639	1,246
Other operating liabilities	1,673	(15,767)
Net cash provided by (used in) operating activities	36,085	(54,162)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	155	2,641
Purchases of property and equipment	(10,039)	(5,995)
Net cash used in investing activities	(9,884)	(3,354)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased and retired	—	(8,369)
Payments of capital lease obligations	(587)	(596)
Net short-term borrowings (payments)	(25,900)	67,900
Net cash provided by (used in) financing activities	(26,487)	58,935
NET CHANGE IN CASH AND CASH EQUIVALENTS	(286)	1,419
CASH AND CASH EQUIVALENTS—Beginning of period	23,475	20,068
CASH AND CASH EQUIVALENTS—End of period	$23,189	$21,487
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,466	$2,012
Cash paid for income taxes	$246	$19,355
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at February 2, 2013	23,100	231	556,575	9,481	566,287
Net income		—	—	31,826	31,826
Share-based compensation	88	1	597	—	598
Common stock repurchased and retired	(279)	(3)	(6,728)	(1,638)	(8,369)
Balance at November 2, 2013	22,909	$229	$550,444	$39,669	$590,342

Balance at February 1, 2014	22,753	228	547,021	42,976	590,225
Net income (loss)		—	—	(164,171)	(164,171)
Share-based compensation	(17)	(1)	607	—	606
Balance at November 1, 2014	22,736	$227	$547,628	$(121,195)	$426,660
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of November 1, 2014 the Company and its dealers and franchisees operated 1,257 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Description of the Separation
On October 11, 2012, Sears Holdings Corporation (“Sears Holdings”) completed the separation of its Sears Hometown and Hardware and Sears Outlet businesses (the “Separation”). As part of the Separation, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to Sears Hometown and Outlet Stores, Inc., which was formed prior to the Separation as a wholly owned subsidiary of Sears Holdings. Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended November 1, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Our fiscal year end is the Saturday closest to January 31 each year. Our third fiscal-quarter end is the Saturday closest to October 31 each year.
Variable Interest Entities and Consolidation
The Financial Accounting Standards Board ("FASB") has issued guidance on variable interest entities and consolidation for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and disclosures related to a company’s involvement with a variable interest entity.
On an ongoing basis the Company evaluates its business relationships, such as those with its dealers, franchisees, and suppliers, to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the consolidation guidance, or, where a variable interest exists, the Company does not possess the power to direct the activities that most significantly impact the economic performance of these businesses. The Company has not consolidated any of such entities in the periods presented.
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
Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable for the asset or liability, such as interest-rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risks, and default rates.
Level 3 inputs—unobservable inputs for the asset or liability.
Cash and cash equivalents (level 1), accounts and notes receivable, short-term debt (level 2), merchandise payables, and accrued expenses are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. As disclosed in Note 4, the Company recorded a goodwill impairment charge during the quarter ended November 1, 2014. The Company utilized Level 3 inputs to measure the fair value of goodwill.
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which establishes a comprehensive revenue recognition standard in U.S. GAAP for virtually all industries, including those that previously followed industry-specific guidance such as the real estate, construction, and software industries. The update is effective in fiscal 2017, and we are currently evaluating the potential impact. Accordingly, we cannot estimate the effect on our consolidated financial position, results of operations, or cash flows.

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

	November 1, 2014
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$8,129	$4,463	$12,592
Miscellaneous receivables	7,609	2,112	9,721
Long-term franchisee receivables	21,246	27,688	48,934
Other assets	2,112	282	2,394
Provision for losses on short-term franchisee receivables (1)	(1,383)	—	(1,383)
Provision for losses on long-term franchisee receivables (1)	(10,143)	—	(10,143)
Total Accounts and franchisee receivables and other assets	$27,570	$34,545	$62,115

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	November 2, 2013
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$2,676	$896	$3,572
Miscellaneous receivables	13,198	437	13,635
Long-term franchisee receivables	21,090	7,974	29,064
Other assets	2,844	207	3,051
Total Accounts and franchisee receivables and other assets	$39,808	$9,514	$49,322

	February 1, 2014
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$2,748	$1,844	$4,592
Miscellaneous receivables	13,029	1,631	14,660
Long-term franchisee receivables	21,207	16,409	37,616
Other assets	2,662	212	2,874
Total Accounts and franchisee receivables and other assets	$39,646	$20,096	$59,742

(1) The Company recognizes a provision for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The provision is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the provision for losses on franchisee receivables is recognized as selling, general, and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. We established the provision for losses on franchisee receivables in the third quarter of fiscal 2014 based on our receivable-by-receivable assessment during the quarter that some of the Hometown franchisee receivables were potentially uncollectible in future periods due to (a) declining results of operations of, or other adverse financial events with respect to, Hometown franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due and (b) the refusal during the quarter of one of our Hometown franchisees to continue to operate its franchise stores in accordance with the franchisee's agreements with us. Based on our assessment during the quarter we made no provision for losses on Outlet franchisee receivables.

NOTE 3—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	November 1, 2014	November 2, 2013	February 1, 2014
Customer deposits	$32,322	$40,913	$35,547
Sales and other taxes	14,052	14,072	11,403
Accrued expenses	10,617	13,267	9,523
Payroll and related items	5,996	11,193	8,105
Total Other current and long-term liabilities	$62,987	$79,445	$64,578

NOTE 4—GOODWILL
Goodwill allocated to our Hometown and Outlet segments as of November 1, 2014, and changes in the carrying amount of goodwill for the nine months ended November 1, 2014, are as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Thousands	Hometown	Outlet	Total
Balance (gross) at February 1, 2014	$167,000	$—	$167,000
Impairment Loss	(167,000)	—	(167,000)
Balance at November 1, 2014	$—	$—	$—
For the first nine months of fiscal 2014, the decrease in goodwill is due entirely to the non-cash impairment loss with respect to the Hometown Reporting Unit as discussed further below.
We review the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, SHO compares the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the Hometown Reporting Unit is less than its carrying value, SHO must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value is allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill is less than its carrying value, the difference is recorded as a non-cash impairment loss.
During the third quarter of fiscal 2014, we determined that sufficient indicators of potential impairment existed to require that we conduct an interim impairment analysis of the Hometown Reporting Unit's goodwill. These indicators included a significant and sustained decline in the recent trading values of SHO's stock, coupled with market conditions and business trends affecting the Hometown Reporting Unit. The primary operating factors were declines in revenue and profitability for fiscal 2014. Merchandise revenues in fiscal 2014 were impacted by the highly promotional environment, along with other factors that caused declines in comparable store sales and related profitability below expectations for the Hometown Reporting Unit.
SHO estimated the fair value of the Hometown Reporting Unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, SHO calculated the fair value of the Hometown Reporting Unit based on the present value of the Hometown Reporting Unit's estimated future cash flows. The cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. SHO used a discount rate that was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the Hometown Reporting Unit and its projected cash flows. SHO's market approach used estimated fair values based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics that were comparable to the operating and investment characteristics of the Hometown Reporting Unit.

Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to change. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which is reflected as "Impairment of goodwill" in the Condensed Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the corresponding impact beyond those periods.
NOTE 5—INCOME TAXES
In connection with the Separation, SHO and Sears Holdings entered into a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings generally is responsible for any federal, state, or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company generally is responsible for any federal, state, or foreign tax liability. Current income taxes payable for any federal, state, or foreign income tax returns is reported in the period incurred.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 39 Weeks ended November 1, 2014 and November 2, 2013, no unrecognized tax benefits have been identified and reflected in the financial statements.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As no unrecognized tax benefits have been identified and reflected in the condensed consolidated financial statements, no interest or penalties related to unrecognized tax benefits are reflected in the condensed consolidated balance sheets or statements of operations.

As of November 1, 2014 the Company's net deferred tax asset balance was $57.2 million compared to $61.1 million as of November 2, 2013 and $58.0 million as of February 1, 2014.

NOTE 6—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and its investment affiliates beneficially own approximately 47% of our outstanding shares of common stock and approximately 56% of Sears Holdings' outstanding shares of common stock.
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

•	We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings).

•	We pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	We have also entered into agreements with Sears Holdings for logistics, handling, warehouse, and transportation services, the charges for which are based generally on merchandise inventory units.

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, human resources, and information technology, among other services. Sears Holdings charges the Company for these corporate services based on actual usage or pro rata charges based upon sales, head count, or other measurements.

•	Sears Holdings leases stores and distribution/repair facilities to the Company, for which the Company pays rent and related occupancy charges to Sears Holdings.

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Thousands

Net Commissions from Sears Holdings	$22,069	$21,424	$76,808	$68,327
Purchases related to cost of sales and occupancy (1)	351,935	395,178	1,156,632	1,224,254
Services (1)	23,302	29,410	73,089	85,655

(1) Amounts previously presented for the 13 and 39 Weeks ended November 2, 2013 and for the 13 weeks ended May 3, 2014 within "Purchases related to cost of sales and occupancy" have been reclassified into "Services." The reclassified items were primarily costs associated with marketing. The reclassified amount for the 13 weeks ended November 2, 2013 was $23.8 million. The reclassified amounts for the 39 Weeks ended November 2, 2013 and November 1, 2014 were $69.6 million and $20.3 million, respectively.

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and are settled on a net basis. We generally pay undisputed amounts within 10 days after the invoice date.

NOTE 7—FINANCING ARRANGEMENT

As of November 1, 2014 we had $73.2 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the “Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of November 1, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 1, 2014 was $171.2 million, with $5.6 million of letters of credit outstanding under the facility.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in assets of the borrowers and guarantors consisting primarily of accounts and notes receivable, inventory, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.41% at November 1, 2014 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at November 1, 2014.
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
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, and the failure to enforce a Material Contract in accordance with its terms.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $6.5 million and $7.8 million for the 13 weeks ended November 1, 2014 and the 13 weeks ended November 2, 2013, respectively). For the 39 Weeks ended November 1, 2014, initial franchise revenue (which consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees) was $15.2 million compared to $14.8 million in the 39 Weeks ended November 2, 2013.

	13 Weeks Ended November 1, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$261,645	$139,519	$401,164
Lawn and garden	59,447	7,065	66,512
Tools and paint	41,736	4,649	46,385
Other	24,915	26,171	51,086
Total	387,743	177,404	565,147
Costs and expenses
Cost of sales and occupancy	299,013	131,072	430,085
Selling and administrative	103,395	36,371	139,766
Impairment of goodwill	167,000	—	167,000
Depreciation	746	1,289	2,035
Gain on the sale of assets	(155)	—	(155)
Total	569,999	168,732	738,731
Operating income (loss)	$(182,256)	$8,672	$(173,584)
Total assets	$455,112	$208,124	$663,236
Capital expenditures	$579	$2,410	$2,989

	13 Weeks Ended November 2, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$289,834	$115,386	$405,220
Lawn and garden	59,049	5,843	64,892
Tools and paint	44,516	3,458	47,974
Other	19,772	23,210	42,982
Total	413,171	147,897	561,068
Costs and expenses
Cost of sales and occupancy	318,362	107,234	425,596
Selling and administrative	94,818	26,880	121,698
Depreciation	760	1,417	2,177
Gain on the sale of assets	—	(1,567)	(1,567)
Total	413,940	133,964	547,904
Operating income (loss)	$(769)	$13,933	$13,164
Total assets	$657,019	$190,989	$848,008
Capital expenditures	$1,341	$2,259	$3,600

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	39 Weeks Ended November 1, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$795,919	$398,299	$1,194,218
Lawn and garden	278,305	19,546	297,851
Tools and paint	132,470	13,566	146,036
Other	79,838	75,751	155,589
Total	1,286,532	507,162	1,793,694
Costs and expenses
Cost of sales and occupancy	983,214	384,430	1,367,644
Selling and administrative	307,747	106,524	414,271
Impairment of goodwill	167,000	—	167,000
Depreciation	2,127	4,263	6,390
Gain on the sale of assets	(155)	—	(155)
Total	1,459,933	495,217	1,955,150
Operating income (loss)	$(173,401)	$11,945	$(161,456)
Total assets	$455,112	$208,124	$663,236
Capital expenditures	$2,509	$7,530	$10,039

	39 Weeks Ended November 2, 2013
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$868,489	$362,600	$1,231,089
Lawn and garden	280,029	20,938	300,967
Tools and paint	138,996	10,063	149,059
Other	74,394	63,575	137,969
Total	1,361,908	457,176	1,819,084
Costs and expenses
Cost of sales and occupancy	1,040,750	340,216	1,380,966
Selling and administrative	299,175	80,640	379,815
Depreciation	2,372	4,197	6,569
Gain on the sale of assets	—	(1,567)	(1,567)
Total	1,342,297	423,486	1,765,783
Operating income	$19,611	$33,690	$53,301
Total assets	$657,019	$190,989	$848,008
Capital expenditures	$2,711	$3,284	$5,995

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES
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

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Thousands except income per common share
Basic weighted average shares	22,666	22,999	22,666	23,066
Dilutive effect of restricted stock	—	—	—	4
Diluted weighted average shares	22,666	22,999	22,666	23,070

Net income (loss)	$(171,210)	$7,695	$(164,171)	$31,826

Income (loss) per common share:

Basic	$(7.55)	$0.33	$(7.24)	$1.38
Diluted	$(7.55)	$0.33	$(7.24)	$1.38

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan. A total of 89,221 shares of restricted stock were granted under the plan in the second quarter of 2013 to a group of eligible individuals (as defined in the plan), all of whom were employees of the Company at the time of the grant. As of November 1, 2014, 18,974 shares of the original grant of 89,221 shares of restricted stock had been forfeited. We are authorized to grant stock options and to make other awards to eligible plan participants pursuant to the Amended and Restated 2012 Stock Plan. Except for the 89,221 shares of restricted stock, the Company has made no stock-option or other grants or awards under the plan.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first three quarters of 2014 we recorded $0.6 million in total compensation expense for the remaining 70,247 shares of restricted stock (none of which had vested as of November 1, 2014). At November 1, 2014, we had $1.6 million in total unrecognized compensation cost related to the 70,247 shares of non-vested restricted stock, which cost we expect to recognize over approximately the next 1.5 years.

The 70,247 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with and subject to the terms and conditions of restricted-stock agreements, including forfeiture conditions, and the Amended and Restated 2012 Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted-stock awards on an annual basis. Changes in restricted-stock awards for 2014 were as follows:

	39 Weeks Ended November 1, 2014
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	87	44.45
Granted	—	$—
Vested	—	—
Forfeited	(17)	44.45
Balance at 11/1/2014	70	$44.45

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
No shares were repurchased during the 39 Weeks ended November 1, 2014. At November 1, 2014 we had approximately $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of November 1, 2014, we and our dealers and franchisees operated 1,257 stores across all 50 states, Puerto Rico, and Bermuda. In the third quarter of 2014, the Company opened nine new stores and closed three stores.
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

As of November 1, 2014, Hometown consisted of 1,108 stores as follows:

•
922 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
81 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	105 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of November 1, 2014, Hometown operated through 917 dealer-operated stores, 160 franchisee-operated stores, and 31 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions to the dealers and franchisees when they sell the Company's merchandise and provide services.
The Company began a trial program for franchising Outlet stores in late 2012 and completed the first Outlet store franchise transactions in the first quarter of 2013 and, since that time, the Company has continued to franchise Outlet stores. As of November 1, 2014, 58 of the 149 Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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
The Company's transfer of a Company-operated store to a franchisee historically has (1) in most instances increased the Company's gross margin primarily due to decreased occupancy costs and (2) increased the Company's selling and administrative expense primarily due to increased commission payments, offset partially by lower payroll and benefits expense.
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation results from a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected financial returns to the Company from new store development, which in turn impacts the number of Company-operated stores that the Company decides from time to time to make available for transfer to franchisees. Initial franchise revenues were $6.5 million and $7.8 million in the third quarter of 2014 and 2013, respectively.

	13 Weeks Ended		39 Weeks Ended
Thousands	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Hometown	$336	$1,608	$313	$4,629
Outlet	6,159	6,175	14,877	10,128
Total initial franchise revenues	$6,495	$7,783	$15,190	$14,757

Online
We believe that the results of operations for our businesses in the third quarter were adversely affected by the continuing growth at other retailers of online sales of merchandise in important product categories, especially home appliances.  While our online commissions grew in the third quarter, our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage in our own online initiatives that would be independent of www.sears.com, are constrained by the SHO-Sears Holdings Agreements. We believe that these constraints will continue to adversely affect our ability to conduct online business and, as a consequence, will continue to adversely affect the results of operations for our businesses. These adverse effects may grow over time. We are engaging in discussions with Sears Holdings regarding the elimination of these constraints, but we are unable to determine the outcome of these discussions.
Goodwill
We review the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, SHO compares the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the Hometown Reporting Unit is less than its carrying value, SHO must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value is allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

business combination. If the implied fair value of the Hometown Reporting Unit's goodwill is less than its carrying value, the difference is recorded as a non-cash impairment loss.
During the third quarter of fiscal 2014, we determined that sufficient indicators of potential impairment existed to require that we conduct an interim impairment analysis of the Hometown Reporting Unit's goodwill. These indicators included a significant and sustained decline in the recent trading values of SHO's stock, coupled with market conditions and business trends affecting the Hometown Reporting Unit. The primary operating factors were declines in revenue and profitability for fiscal 2014. Merchandise revenues in fiscal 2014 were impacted by the highly promotional environment, along with other factors that caused declines in comparable store sales and related profitability below expectations for the Hometown Reporting Unit.
SHO estimated the fair value of the Hometown Reporting Unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, SHO calculated the fair value of the Hometown Reporting Unit based on the present value of the Hometown Reporting Unit's estimated future cash flows. The cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. SHO used a discount rate that was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the Hometown Reporting Unit and its projected cash flows. SHO's market approach used estimated fair values based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics that were comparable to the operating and investment characteristics of the Hometown Reporting Unit.

Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to change. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which is reflected as "Impairment of goodwill" in the Condensed Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the corresponding impact beyond those periods.
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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 39 Weeks ended November 1, 2014 and November 2, 2013.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

	13 Weeks Ended		39 Weeks Ended
Thousands	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
NET SALES	$565,147	$561,068	$1,793,694	$1,819,084
COSTS AND EXPENSES
Cost of sales and occupancy	430,085	425,596	1,367,644	1,380,966
Gross margin dollars	135,062	135,472	426,050	438,118
Margin rate	23.9%	24.1%	23.8%	24.1%
Selling and administrative	139,766	121,698	414,271	379,815
Selling and administrative expense as a percentage of net sales	24.7%	21.7%	23.1%	20.9%
Impairment of goodwill	167,000	—	167,000	—
Depreciation	2,035	2,177	6,390	6,569
Gain on the sale of assets	(155)	(1,567)	(155)	(1,567)
Total costs and expenses	738,731	547,904	1,955,150	1,765,783
Operating income (loss)	(173,584)	13,164	(161,456)	53,301
Interest expense	(915)	(738)	(2,754)	(1,969)
Other income	888	460	2,366	1,306
Income (loss) before income taxes	(173,611)	12,886	(161,844)	52,638
Income tax benefit (expense)	2,401	(5,191)	(2,327)	(20,812)
NET INCOME (LOSS)	$(171,210)	$7,695	$(164,171)	$31,826
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
Adjusted Comparable Store Sales

In addition to our net sales determined in accordance with GAAP, for purposes of evaluating our sales performance we also use "Adjusted comparable store sales." This measure includes in net sales, as if fulfilled and recorded by SHO, all in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings. Our management uses Adjusted comparable store sales to evaluate the sales performance of our overall business and individual stores for comparable periods. Adjusted comparable store sales should not be used by investors or other third parties as the sole basis for formulating investment decisions as it includes sales that were not fulfilled and recorded by SHO and for which sales SHO received only commissions from Sears Holdings. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.

While Adjusted comparable store sales is a non-GAAP measure, management believes that it is an important indicator of store sales performance:

•	SHO receives commissions on all in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings.

•
During the third quarter of 2014, these sales fulfilled and recorded by Sears Holdings increased significantly to $14.3 million compared to $6.5 million in the third quarter of 2013. During the 39 weeks ended November 1, 2014, these sales fulfilled and recorded by Sears Holdings increased significantly to $62.4 million compared to $20.7 million in the 39 weeks ended November 2, 2013.

•
Unadjusted comparable store sales, which do not include in-store sales that were transacted by SHO through www.sears.com and that were fulfilled and recorded by Sears Holdings, understates what SHO believes to be its effective comparable store sales performance.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended November 1, 2014			39 Weeks Ended November 1, 2014
thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$387,743	$177,404	$565,147	$1,286,532	$507,162	$1,793,694
Less: Non-comparable store sales	(39,062)	(39,339)	(78,401)	(136,925)	(113,530)	(250,454)
Comparable store sales recorded by SHO	348,680	138,066	486,746	1,149,606	393,633	1,543,240
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	11,761	1,411	13,172	48,996	8,098	57,094
Adjusted comparable store sales	$360,441	$139,477	$499,918	$1,198,602	$401,731	$1,600,333

	13 Weeks Ended November 2, 2013			39 Weeks Ended November 2, 2013
thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$413,171	$147,897	$561,068	$1,361,908	$457,176	$1,819,084
Less: Non-comparable store sales	(41,446)	(21,620)	(63,066)	(136,763)	(57,938)	(194,701)
Comparable store sales recorded by SHO	371,725	126,277	498,002	1,225,145	399,238	1,624,383
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	5,360	932	6,292	17,675	2,394	20,069
Adjusted comparable store sales	$377,085	$127,209	$504,294	$1,242,820	$401,632	$1,644,452

	13 Weeks Ended November 1, 2014 vs. 13 Weeks Ended November 2, 2013			39 Weeks Ended November 1, 2014 vs. 39 Weeks Ended November 2, 2013
	Hometown	Outlet	Total	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(6.2)%	9.3%	(2.3)%	(6.2)%	(1.4)%	(5.0)%
Adjusted comparable store sales	(4.4)%	9.6%	(0.9)%	(3.6)%	0.0%	(2.7)%

(1) SHO in-store sales through www.sears.com fulfilled and recorded by Sears Holdings above are for comparable stores only. For all comparable and non-comparable stores, these sales for the 13 weeks and 39 weeks ended November 1, 2014 were $14.3 million and $62.4 million compared to $6.5 million and $20.7 million for the 13 weeks and 39 weeks ended November 2, 2013.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income (loss)	$(171,210)	$7,695	$(164,171)	$31,826
Income tax expense (benefit)	(2,401)	5,191	2,327	20,812
Other income	(888)	(460)	(2,366)	(1,306)
Interest expense	915	738	2,754	1,969
Operating income (loss)	(173,584)	13,164	(161,456)	53,301
Depreciation	2,035	2,177	6,390	6,569
Gain on the sale of assets	(155)	(1,567)	(155)	(1,567)
Impairment of goodwill	167,000	—	167,000	—
Adjusted EBITDA	$(4,704)	$13,774	$11,779	$58,303

13-Week Period Ended November 1, 2014 Compared to the 13-Week Period Ended November 2, 2013
Net Sales

Net sales in the third quarter of 2014 increased $4.1 million, or 0.7%, to $565.1 million from the third quarter of 2013. This increase was driven primarily by new stores (net of closures) and higher online commissions earned by SHO on sales of merchandise for home delivery made through www.sears.com, a website owned by Sears Holdings ($4.2 million in the third quarter of 2014 compared to $2.4 million in the third quarter of 2013), partially offset by a 2.3% decrease in comparable store sales and lower initial franchise revenues (which were $6.5 million in the third quarter of 2014 compared to $7.8 million in the third quarter of 2013).

In-store sales transacted by SHO and its independent dealers and franchisees through www.sears.com and recorded and fulfilled by Sears Holdings during the third quarter of 2014 were $14.3 million compared to $6.5 million in the third quarter of 2013. As a result comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO, were unfavorably impacted. Including total sales for online transactions fulfilled and recorded by Sears Holdings, Adjusted comparable store sales for the third quarter of 2014 decreased 0.9%. Comparable store sales in Hometown were down 6.2% while comparable store sales in Outlet were up 9.3%. Adjusted comparable store sales were down 4.4% in Hometown and up 9.6% in Outlet.
Gross Margin

Gross margin was $135.1 million, or 23.9% of net sales, in the third quarter of 2014 compared to $135.5 million, or 24.1% of net sales, in the third quarter of 2013. The decrease in gross margin rate was primarily driven by (1) a reduced merchandise margin rate, (2) higher Outlet distribution center costs, (3) lower initial franchise revenues, and (4) a $0.9 million net payment to Sears Holdings related to the reconciliation of payments between Sears Holdings and SHO. These reductions were partially offset by (1) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, (2) higher online commissions, (3) lower support-services charges from Sears Holdings, and (4) higher delivery income. Excluding the impact of online commissions and initial franchise revenues gross margin was 22.4% of net sales in the third quarter of 2014 compared to 22.8% of net sales in the third quarter of 2013.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Selling and Administrative Expenses

Selling and administrative expenses increased to $139.8 million, or 24.7% of net sales, in the third quarter of 2014 from $121.7 million, or 21.7% of net sales, in the prior-year quarter. The increase was primarily due to an $11.5 million provision for losses on franchisee receivables recognized in the third quarter of 2014, higher owner commissions in Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores), and new stores opened since the third quarter of 2013. We established the provision for losses on Hometown franchisee receivables in the third quarter of fiscal 2014 based on our assessment during the quarter that some of the Hometown franchisee receivables were potentially uncollectible in future periods due to (a) declining results of operations of, or other adverse financial events with respect to, Hometown franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due and (b) the refusal during the quarter of one of our Hometown franchisees to continue to operate its franchise stores in accordance with the franchisee's agreements with us. See also Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores to franchisee-operated stores.
Impairment of Goodwill
During the three months ended November 1, 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill.

Operating Income (Loss)
We recorded an operating loss of $173.6 million and operating income of $13.2 million in the third quarters of 2014 and 2013, respectively. The $186.8 million decrease in operating income was driven by the non-cash goodwill impairment charge, higher selling and administrative expenses, the lower gross margin rate, and a $1.6 million gain on the sale of an Outlet store in the third quarter of 2013, partially offset by higher net sales.
Income Taxes
Income tax benefit of $2.4 million and income tax expense of $5.2 million was recorded in the third quarters of 2014 and 2013, respectively. The effective tax rate was 1.4% (benefit) and 40.3% in the third quarters of 2014 and 2013, respectively. The change in the effective tax rate in the third quarter of 2014 compared to the third quarter of 2013 is primarily due to the impact of the goodwill impairment charge, which is not tax deductible.
Net Income (Loss)
We recorded net loss of $171.2 million for the third quarter of 2014 compared to net income of $7.7 million for the prior-year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

39-Week Period Ended November 1, 2014 Compared to the 39-Week Period Ended November 2, 2013
Net Sales

Net sales in the first three quarters of 2014 decreased $25.4 million, or 1.4%, to $1,793.7 million from the first three quarters of 2013. This decrease was driven primarily by a 5.0% decrease in comparable store sales, partially offset by new stores (net of closures) and higher online commissions earned by SHO on sales of merchandise for home delivery made through www.sears.com ($18.4 million in the first three quarters of 2014 compared to $7.4 million in the first three quarters of 2013). Sears Holdings fulfilled and recorded these online transactions and paid commissions to SHO, which are included in SHO's net sales.

In-store sales transacted by SHO and its independent dealers and franchisees through www.sears.com and recorded and fulfilled by Sears Holdings during the first three quarters of 2014 were $62.4 million compared to $20.7 million in the first three quarters of 2013. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO, were unfavorably impacted. Including total sales for online transactions fulfilled and recorded by Sears Holdings, Adjusted comparable store sales for the first three quarters of 2014 decreased 2.7%. Comparable store sales in Hometown were down 6.2% while comparable store sales in Outlet were down 1.4%. Adjusted comparable store sales were down 3.6% in Hometown and were flat in Outlet. Initial franchise revenues increased $0.4 million in the first three quarters of 2014 to $15.2 million compared to $14.8 million in the first three quarters of 2013.
Gross Margin

Gross margin was $426.1 million, or 23.8% of net sales, in the first three quarters of 2014 compared to $438.1 million, or 24.1% of net sales, in the first three quarters of 2013. The decrease in gross margin rate was primarily driven by (1) lower margins on merchandise sales, (2) additional Outlet distribution-center costs, (3) higher inventory shrinkage in Outlet, (4) lower Outlet apparel liquidation income, and (5) a $0.9 million net payment to Sears Holdings related to the reconciliation of payments between Sears Holdings and SHO. These declines were partially offset by (1) the increase in online commissions, (2) lower support services charges from Sears Holdings, (3) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and (4) higher delivery income. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.3% of net sales in the first three quarters of 2014 compared to 23.1% of net sales in the first three quarters of 2013.
Selling and Administrative Expenses

Selling and administrative expenses increased to $414.3 million, or 23.1% of net sales, in the first three quarters of 2014 from $379.8 million, or 20.9% of net sales, in the prior year. The increase was primarily due to (1) higher owner commissions in both Hometown and Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores), (2) an $11.5 million provision for losses on Hometown franchisee receivables recognized in the third quarter of 2014 (see Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on10-Q), (3) new stores opened since the third quarter of 2013, and (4) higher marketing costs, partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores to franchisee-operated stores.
Impairment of Goodwill
During the three quarters ended November 1, 2014 we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill.

Operating Income (Loss)
We recorded operating loss of $161.5 million and operating income of $53.3 million in the first three quarters of 2014 and 2013, respectively. The $214.8 million decrease in operating income was driven primarily by (1) the non-cash goodwill impairment charge, (2) higher selling and administrative expenses, (3) a lower gross margin rate, (4) lower net sales, and (5) a $1.6 million gain on the sale of an Outlet store in the third quarter of 2013.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Income Taxes
Income tax expense of $2.3 million and $20.8 million was recorded in the first three quarters of 2014 and 2013, respectively. The effective tax rate was 1.44% and 39.5% in the first three quarters of 2014 and 2013, respectively. The change in the effective tax rate in the first three quarters of 2014 compared to the first three quarters of 2013 is primarily due to the impact of the goodwill impairment charge, which is not tax deductible.
Net Income (Loss)
We recorded net loss of $164.2 million for the first three quarters of 2014 compared to net income of $31.8 million for the first three quarters of last year. The decrease in net income was primarily attributable to the factors discussed above.

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$387,743	$413,171	$1,286,532	$1,361,908
Comparable store sales % (1)	(6.2)%	(1.5)%	(6.2)%	(2.9)%
Cost of sales and occupancy	299,013	318,362	983,214	1,040,750
Gross margin dollars	88,730	94,809	303,318	321,158
Margin rate	22.9%	22.9%	23.6%	23.6%
Selling and administrative	103,395	94,818	307,747	299,175
Selling and administrative expense as a percentage of net sales	26.7%	22.9%	23.9%	22.0%
Impairment of goodwill	167,000	—	167,000	—
Gain on the sale of assets	(155)	—	(155)	—
Depreciation	746	760	2,127	2,372
Total costs and expenses	569,999	413,940	1,459,933	1,342,297
Operating income (loss)	$(182,256)	$(769)	$(173,401)	$19,611
Total Hometown stores			1,108	1,108
(1) Adjusted comparable store sales for the 13 and 39 Weeks ended November 1, 2014 were (4.4)% and (3.6)% respectively.
13-Week Period ended November 1, 2014 Compared to the 13-Week Period Ended November 2, 2013
Net Sales
Hometown net sales decreased $25.4 million, or 6.2%, to $387.7 million in the third quarter of 2014 from $413.2 million in the third quarter of 2013. The decrease was primarily due to a 6.2% decrease in comparable store sales and lower initial franchise revenues (which were $0.3 million in the third quarter of 2014 compared to $1.6 million in the third quarter of 2013) partially offset by higher online commissions ($3.7 million in the third quarter of 2014 compared to $2.1 million in the third quarter of 2013). Adjusted comparable store sales for the third quarter of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 4.4% primarily due to declines in major appliances. This segment continues to be affected by the highly promotional environment. We also believe that the results for Hometown were adversely affected by the continuing growth of online sales of merchandise in important product categories, especially home appliances. Our rights to fully engage in the online channel are subject to restrictions in our agreements with Sears Holdings Corporation that were entered into prior to our October 2012 separation.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Gross Margin
Gross margin was $88.7 million, or 22.9% of net sales, in the third quarter of 2014 compared to $94.8 million, or 22.9% of net sales, in the prior-year quarter. The flat gross margin rate was primarily due to a $2.3 million charge as a result of the reconcilement of payments between SHO and Sears Holdings, lower initial franchise revenues, and a lower merchandise margin rate. These reductions were offset by (1) higher online commissions, (2) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, (3) higher delivery income, and (4) lower support services charges from Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.1% of net sales in the third quarter of 2014 compared to 22.3% of net sales in the third quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $103.4 million, or 26.7% of net sales, in the third quarter of 2014 from $94.8 million, or 22.9% of net sales, in the prior-year quarter. The increase was primarily due to an $11.5 million provision for losses on Hometown franchisee receivables recognized in the third quarter of 2014 (See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion), partially offset by a reduction in payroll and benefits due to Company-operated store conversions.
Impairment of Goodwill
During the three months ended November 1, 2014 we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill.
Operating Income (Loss)
We recorded operating losses of $182.3 million in the third quarter of 2014 and $0.8 million in the third quarter of 2013. The overall increase in operating loss of $181.5 million was driven primarily by the non-cash $167.0 million goodwill impairment charge, the increase in selling and administrative expenses and lower net sales.

39-Week Period ended November 1, 2014 Compared to the 39-Week Period Ended November 2, 2013
Net Sales
Hometown net sales decreased $75.4 million, or 5.5%, to $1,286.5 million in the first three quarters of 2014 from $1,361.9 million in the first three quarters of 2013. The decrease was primarily due to a 6.2% decrease in comparable store sales and a reduction in initial franchise revenues (which were $0.3 million in the first three quarters of 2014 compared to $4.6 million in the first three quarters of 2013), partially offset by an increase in online commissions ($15.7 million in the first three quarters of 2014 compared to $6.6 million in the first three quarters of 2013). Adjusted comparable store sales for the first three quarters of 2014, which include in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 3.6% primarily due to declines in major appliances.
Gross Margin
Gross margin was $303.3 million, or 23.6% of net sales, in the first three quarters of 2014 compared to $321.2 million, or 23.6% of net sales, in the prior year. The flat gross margin rate was primarily driven by (1) increases in online commissions, (2) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, (3) higher delivery income, and (4) lower support services charges from Sears Holdings, offset by lower margins on merchandise sales, lower initial franchise revenues, and a $2.3 million charge due to the reconcilement of payments between SHO and Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.6% of net sales in the first three quarters of 2014 compared to 22.9% of net sales in the first three quarters of 2013.
Selling and Administrative Expenses
Selling and administrative expenses were $307.7 million, or 23.9% of net sales, in the first three quarters of 2014 compared to $299.2 million, or 22.0% of net sales, in the prior year. The higher selling and administrative expenses were primarily driven by an $11.5 million provision for losses on franchisee receivables recognized in the third quarter of 2014 (See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

discussion), higher owner commissions mainly related to the conversion of Company-operated stores to franchisee-operated stores and higher marketing costs partially offset by a reduction in payroll and benefits due to Company-operated store conversions.
Impairment of Goodwill
During the three quarters ended November 1, 2014 we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 4 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill.
Operating Income (Loss)
We recorded an operating loss of $173.4 million in the first three quarters of 2014 and operating income of $19.6 million in the first three quarters of 2013. The overall decrease in operating income of $193.0 million was primarily driven by the non-cash goodwill impairment charge, the decrease in net sales, and the increase in selling and administrative expenses.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$177,404	$147,897	$507,162	$457,176
Comparable store sales % (1)	9.3%	(3.4)%	(1.4)%	1.9%
Cost of sales and occupancy	131,072	107,234	384,430	340,216
Gross margin dollars	46,332	40,663	122,732	116,960
Margin rate	26.1%	27.5%	24.2%	25.6%
Selling and administrative	36,371	26,880	106,524	80,640
Selling and administrative expense as a percentage of net sales	20.5%	18.2%	21.0%	17.6%
Depreciation	1,289	1,417	4,263	4,197
Gain on the sale of assets	—	(1,567)	—	(1,567)
Total costs and expenses	168,732	133,964	495,217	423,486
Operating income	$8,672	$13,933	$11,945	$33,690
Total Outlet stores			149	131
(1) Adjusted comparable store sales for the 13 and 39 Weeks ended November 1, 2014 were 9.6% and 0.0% respectively.
13-Week Period ended November 1, 2014 Compared to the 13-Week Period Ended November 2, 2013
Net Sales
Outlet net sales increased $29.5 million, or 20.0%, to $177.4 million in the third quarter of 2014 from $147.9 million in the third quarter of 2013. The increase was primarily due to new store sales (net of closures) and a 9.3% increase in comparable store sales. Adjusted comparable store sales for the third quarter of 2014, which includes in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, increased 9.6%. The increase was driven by higher major appliances sales due to more effective promotional strategies and higher sales in furniture due to category expansion partially offset by a decrease in apparel sales due to a reduction of floor space (resulting from conversions and closures of apparel-only stores and expansion in other categories) along with a lower mix of wearables in inventory (higher mix of accessories and basics). Initial franchise revenues in the third quarter of 2014 were $6.2 million, which was flat compared to the third quarter of 2013.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Gross Margin
Gross margin was $46.3 million, or 26.1% of net sales, in the third quarter of 2014 compared to $40.7 million, or 27.5% of net sales, in the prior year. The gross margin rate decreased in the third quarter of 2014 compared to the prior-year quarter primarily due to a reduced merchandise margin rate, a lower franchise revenue rate, and higher distribution center costs, partially offset by lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores and a $1.4 million expense reduction due to the reconcilement of payments between SHO and Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 23.2% of net sales in the third quarter of 2014 compared to 24.2% of net sales in the third quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $36.4 million, or 20.5% of net sales, in the third quarter of 2014 from $26.9 million, or 18.2% of net sales, in the prior-year quarter. The increase in selling and administrative expenses was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated and new stores opened since the third quarter of 2013. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.

Operating Income
We recorded operating income of $8.7 million in the third quarter of 2014 compared to $13.9 million in the third quarter of 2013. The decrease in operating income of $5.2 million was driven primarily by higher selling and administrative expenses, a lower gross margin rate, and a $1.6 million gain on the sale of an Outlet store in the third quarter of 2013, partially offset by higher net sales.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

39-Week Period ended November 1, 2014 Compared to the 39-Week Period Ended November 2, 2013
Net Sales
Outlet net sales increased $50.0 million, or 10.9%, to $507.2 million in the first three quarters of 2014 from $457.2 million in the first three quarters of 2013. The increase was primarily due to new store sales (net of closures), higher initial franchise revenues, and higher online commissions ($2.7 million in the first three quarters of 2014 compared to $0.8 million in the first three quarters of 2013). These increases were partially offset by a 1.4% decrease in comparable store sales. Adjusted comparable store sales for the first three quarters of 2014, which include in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, were flat. The flat Adjusted comparable store sales were driven by higher furniture sales due to category expansion and higher major appliances sales due to more effective promotional strategies. These increases were offset by lower apparel sales due to a reduction of floor space (resulting from conversions and closures of apparel-only stores and expansion in other categories), a lower mix of wearables in inventory (higher mix of accessories and basics), and lower sales in both power lawn and garden and fitness (due to the reduced availability of opportunity buys and inventory flow).
Gross Margin
Gross margin was $122.7 million, or 24.2% of net sales, in the first three quarters of 2014 compared to $117.0 million, or 25.6% of net sales, in the prior year. The gross margin rate decreased primarily due to (1) lower margins on merchandise sales, (2) higher inventory shrinkage, (3) additional distribution center costs, and (4) lower Outlet apparel-liquidation income. These declines were partially offset by (1) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, (2) higher franchise revenues, (3) higher online commissions, and (4) a $1.4 million expense reduction due to the reconcilement of payments between SHO and Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 21.5% of net sales in the first three quarters of 2014 compared to 23.8% of net sales in the first three quarters of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $106.5 million, or 21.0% of net sales, in the first three quarters of 2014 from $80.6 million, or 17.6% of net sales, in the prior year. The increase in selling and administrative expenses was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, new stores opened since the third quarter of 2013, and an increase in marketing costs. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.

Operating Income
We recorded operating income of $11.9 million in the first three quarters of 2014 compared to $33.7 million in the first three quarters of 2013. The decrease in operating income of $21.8 million was driven primarily by higher selling and administrative expenses, a lower gross margin rate, and a $1.6 million gain on the sales of an Outlet store in the third quarter of 2013, partially offset by higher net sales.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $23.2 million as of November 1, 2014, $21.5 million as of November 2, 2013, and $23.5 million as of February 1, 2014.
For the third quarter of 2014 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the first three quarters ended November 1, 2014 cash provided by operating activities was $36.1 million compared to $54.2 million used in the first three quarters ended November 2, 2013. The increase was due predominately to a reduction in investments in inventory and an increase in payables in 2014 compared to 2013, partially offset by lower net income.
Total merchandise inventories were $462.2 million at November 1, 2014 and $488.6 million at November 2, 2013. Merchandise inventories decreased $26.4 million due to an $18.5 million decrease in Hometown and a $7.9 million decrease in Outlet. The decrease in Hometown was primarily due to lower home appliances inventory driven by a change in the timing of product transitions and lower tools inventory resulting from the closing of hardware stores. Outlet's reduction, despite a 14% increase in store count, was driven by a shift in the mix of home appliances from "new, in-box" to lower-cost "as-is" merchandise, partially offset by increases in apparel from higher receipts and in furniture due to category expansion.
We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 82% and 85% of total purchases of all inventory from all vendors for the 13 and 39 weeks ended November 1, 2014, respectively. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Part II, Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q
In addition, our merchandise-vendor arrangements generally are not long-term (except the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain or improve our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $9.9 million for the first three quarters of 2014 compared to $3.4 million for the first three quarters of 2013. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $26.5 million for the 39 Weeks ended November 1, 2014 compared to $58.9 million provided during the 39 Weeks ended November 2, 2013. The decrease of $85.4 million in cash provided by financing activities was primarily due to a reduction of $25.9 million in net borrowings under our Senior ABL Facility in the first three quarters of 2014 compared to an increase of $67.9 million in the first three quarters of 2013.
Financing Arrangements
As of November 1, 2014 we had $73.2 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of November 1, 2014 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 1, 2014 was $171.2 million with $5.6 million of letters of credit outstanding under the facility.

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
Guarantees; Security
The obligations under the Senior ABL Facility are guaranteed by us and each of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). The Senior ABL Facility and the guarantees thereunder are secured by a first priority security interest in assets of the borrowers and guarantors consisting primarily of accounts and notes receivable, inventory, cash, cash equivalents, deposit accounts, and securities accounts, as well as certain other assets (other than intellectual property) ancillary to the foregoing and all proceeds of all of the foregoing, including cash proceeds and the proceeds of applicable insurance.
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.41% at November 1, 2014, or (2) an alternate base rate plus a borrowing margin, approximately 4.50% at November 1, 2014, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of November 1, 2014 we were in compliance with all of the covenants of the Senior ABL Facility.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of November 1, 2014, we had cash and cash equivalents of $23.2 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of November 1, 2014 and November 2, 2013 were $0.2 million and $1.2 million, respectively.
Off-Balance Sheet Arrangements
As of November 1, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

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

•
the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses;

•
our ability to resolve on commercially reasonable terms existing disputes and, when they arise, future disputes with Sears Holdings regarding many of the material terms and conditions of our agreements with Sears Holdings;

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 1, 2014 and November 2, 2013

•
our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings;

•
our ability to establish a more effective and productive business relationship with Sears Holdings, particularly in light of the existence of pending, and the likelihood of future, disputes with respect to the terms and conditions of the SHO-Sears Holdings Agreements;

•
the SHO-Sears Holdings Agreements were negotiated while we were a subsidiary of Sears Holdings and we may have received different terms from unaffiliated third parties (including with respect to costs and merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations);

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

•	limitations and restrictions in the Senior ABL Facility and our ability to service our indebtedness;

•	our ability to obtain additional financing on acceptable terms;

•	our dependence on independent dealers and franchisees to operate their stores profitably and in a manner consistent with our concepts and standards;

•	our dependence on sources outside the U.S. for significant amounts of our merchandise;

•	impairment charges for intangible assets and fixed-asset impairment for long-lived assets;

•	our ability to attract, motivate, and retain key executives and other employees;

•	the impact of increased costs associated with being a publicly held company;

•	our ability to sell profitably online all of our merchandise and services;

•	our ability to maintain effective internal controls as a publicly held company;

•	our ability to realize the benefits that we expect to achieve from the Separation;

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
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements, including our "Risk Factors," that are included in our filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the 2013 10-K with three exceptions.

The first exception is with respect to the risk factor entitled, "We may not be able to resolve successfully existing and, if they arise, future contractual disputes and other conflicts with Sears Holdings" that is included in "Risk Factors" in the 2013 10-K. We believe that, generally, we have successfully resolved many disputes with Sears Holdings that have arisen post-Separation with respect to the SHO-Sears Holdings Agreements and related business arrangements. However, many significant disputes with Sears Holdings remain unresolved and are the subject of ongoing discussions. We are unable to determine if, when, or how these disputes will be resolved.

The second exception is with respect to the risk factor entitled, "If Sears Holdings' perceived financial condition were to significantly deteriorate, our ability to operate our business and our financial performance could be materially and adversely affected" that is included in "Risk Factors" in the 2013 10-K. At any time one or more of Sears Holdings’ vendors could take one or more of the following actions with respect to Sears Holdings based on the vendors’ assessments of Sears Holdings’ willingness or ability to meet its obligations to pay for merchandise purchases as they become due: (i) reduce or cease altogether the vendors’ sales of major home appliances, lawn and garden equipment, tools, and other merchandise, which could reduce or eliminate our purchases from Sears Holdings of the vendors’ merchandise; (ii) increase the vendors’ merchandise prices, which could result in higher prices for the merchandise to be purchased by us from Sears Holdings; (iii) reduce or cease altogether the vendors’ allowances, subsidies, and other vendor promotional support, which could reduce our receipt of vendor promotional support from Sears Holdings; or (iv) take other adverse merchandise-related actions. If one or more of the foregoing events were to occur, the event or events could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows.

The third exception is with respect to the risk factor entitled, "Our operating results are tied in part to the success of our dealers and franchisees, and the inability of our dealers and franchisees to continue operating their stores profitably could adversely affect our operating results" that is included in "Risk Factors" in the 2013 10-K. We may reacquire one or more stores from our franchisees from time to time and establish reserves for, write down, or write off associated franchisee receivables if the franchisees are unable to operate their stores profitably or in a manner consistent with our concepts and standards or are otherwise unwilling to meet their obligations to us.

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
The Company did not repurchase any shares during the 13 weeks ended November 1, 2014. As of November 1, 2014 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	December 4, 2014

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended November 1, 2014 and November 2, 2013; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at November 1, 2014, November 2, 2013, and February 1, 2014; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 1, 2014 and November 2, 2013; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 39 Weeks Ended November 1, 2014 and November 2, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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