Form 10-K
period 2015-01-31
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2015-04-03
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE 52 WEEKS ENDED JANUARY 31, 2015
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
Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 1, 2015 Sears Hometown and Outlet Stores, Inc. had 22,735,849 shares of common stock, $0.01 par value, outstanding. The aggregate market value (based on the closing price of Sears Hometown and Outlet Stores, Inc.'s common stock quoted on the NASDAQ Stock Market) of Sears Hometown and Outlet Stores, Inc.'s common stock owned by non-affiliates, as of the last business day of Sears Hometown and Outlet Stores, Inc.'s most recently completed second fiscal quarter, was approximately $229,566,957.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from Sears Hometown and Outlet Stores, Inc.'s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 27, 2015 (the "2015 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.

Part I
Item 1. Business
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. As of January 31, 2015, we and our dealers and franchisees operated a total of 1,260 stores across all 50 states, Puerto Rico, and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans.

In October 2012 we became a publicly held company following our separation from Sears Holdings Corporation ("Sears Holdings"). Prior to our separation from Sears Holdings, through a series of intercompany transactions, Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to Sears Hometown and Outlet Stores, Inc., a Delaware corporation ("SHO," "our company," the "Company," "we," "our," or "us"), which was formed in April 2012 as a wholly owned subsidiary of Sears Holdings. Sears Holdings then distributed to the holders of its common stock transferable subscription rights to purchase all of SHO's outstanding shares of common stock (the "Rights"). On October 11, 2012 Sears Holdings completed the separation of SHO by distributing all of its outstanding shares of SHO common stock to those persons who had exercised the Rights (the "Separation"). Effective upon the Separation, Sears Holdings ceased to own any shares of SHO's common stock, and thereafter SHO's common stock began trading on the NASDAQ Stock Market under the trading symbol "SHOS."
We operate through two segments—the Sears Hometown and Hardware segment ("Hometown") and the Sears Outlet segment ("Outlet"). Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the particular store. Our Outlet stores are designed to provide in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, and lawn and garden equipment at prices that are significantly lower than list prices. See Note 9 to our Consolidated Financial Statements for further information about our segments.
The majority of our Hometown stores are operated by independent dealers and franchisees. SHO provides brand and marketing support and inventory on consignment. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees during the 2013 fiscal year. We expect to continue franchising Outlet stores, and we believe that over time most of our Outlet stores could be franchised. We pay our dealers and franchisees commissions based on their net sales of our inventory that we consign to them. We also authorize dealers and franchisees to sell post-sale services, such as extended-service plans, for which we also pay commissions.
Hometown
As of January 31, 2015, we and our dealers and franchisees operated a total of 1,109 Sears Hometown and Hardware stores located across all 50 states, Puerto Rico and Bermuda.
Our Hometown segment operates through three distinct formats: Sears Hometown Stores ("Hometown Stores"), Sears Hardware Stores ("Hardware Stores"), and Sears Home Appliance Showrooms ("Home Appliance Showrooms").

•
Hometown Stores. Our Hometown Stores offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears-branded products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings and are collectively referred to as the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve trade areas that may not support a full-service big-box retailer. As of January 31, 2015, there were 926 Hometown Stores in all 50 states, Puerto Rico and Bermuda. Independent dealers operated 919 of these stores and we operated seven stores.

•
Hardware Stores. Our Hardware Stores offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products. In addition, these stores offer certain proprietary in-store services, such as blade sharpening, key cutting, and screen repair, as well as products typically found in local hardware stores, such as fasteners, electrical supplies, and plumbing supplies. Our Hardware Stores have operated as two formats: "traditional" and "neighborhood", with size being the differentiating factor between the two formats. Our "traditional" Hardware Stores average nearly 28,000 square feet in size. Our "neighborhood" Hardware Stores are much smaller in size, averaging 16,000 to 18,000 square feet, and yet, through our multichannel capability, continue to offer the same breadth and depth of inventory as our "traditional" Hardware Stores. Our Hardware Stores, regardless of size, are primarily located in suburban trade areas and are positioned as local stores designed to appeal to convenience-oriented customers. These stores carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products. As of January 31, 2015, there were 78 Hardware Stores in 15 states, 76 of which also carry a selection of Kenmore and other national brands of home appliances. Franchisees operated 56 of these stores and we operated the remaining 22 stores.

•
Home Appliance Showrooms. Our Home Appliance Showrooms offer home appliances and related services in stores primarily located in strip malls and lifestyle centers of metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance-showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by big-ticket cooking, laundry, and refrigeration home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of January 31, 2015, there were 105 Home Appliance Showrooms in 28 states. Franchisees operated 80 of these stores, we operated 23 stores, and independent dealers operated two stores.

In 2014 revenue from our Hometown segment was $1.7 billion.
Outlet
Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, sporting goods, lawn and garden equipment, tools, and other household goods, including furniture, at prices that are significantly lower than list prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2014 Outlet’s most significant merchandise category was home appliances, which made up 79% of our Outlet sales revenue. Outlet-value products are generally covered by a warranty. Outlet Stores also offer a full suite of extended-service plans and services. As of January 31, 2015, Outlet operated 151 locations in 34 states and one in Puerto Rico, of which 149 offer a wide range of outlet-value products, and two were retail apparel, mattresses, and furniture only stores. Outlet also sells products through our website, www.searsoutlet.com. While the majority of our Outlet stores are Company-operated, we initiated a program to franchise Outlet Stores in 2012. As of January 31, 2015, we operated 88 Outlet Stores and franchisees operated 63 Outlet Stores.
In 2014 revenue from our Outlet segment was $664 million.
Competition
Hometown
Our Hometown business is subject to highly competitive conditions, with varying levels of competition in each store’s trade area. Hometown Stores and Hardware Stores compete with a wide variety of retailers handling similar lines of merchandise, including department stores, discounters, mass merchandisers, specialty retailers, wholesale clubs, and many other competitors operating on a national, regional, or local level. Hometown Stores and Hardware Stores also compete with online and catalog businesses that have similar merchandise offerings. Home Appliance Showrooms compete with all of the previously listed competitors to the extent that they sell home appliances.
The key national competitors of the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms are The Home Depot and Lowe’s, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. Sears Holdings' stores offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. We believe that, historically, the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms generally did not compete significantly with Sears Holdings' stores. As our Hometown business grows by opening new stores, entering new trade areas, and expanding our merchandise offerings (for example, our increased emphasis on mattresses), the level of competition between the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms and Sears Holdings' stores may increase. In addition to being the principal merchandise vendor for the Hometown business, Sears Holdings also continues to provide e-commerce services and support to SHO, and Sears Holdings' online sales that do not originate, or that do not involve merchandise pick up, in physical stores may compete with the e-commerce activity of the Hometown business.
We believe that the key differentiating factors among competitors operating in this industry include price, product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to credit and product delivery, installation, and repair.

Outlet
The Outlet Stores operate in the highly fragmented outlet-value retail industry. In our primary product category, appliances, our Outlet Stores compete at one end of the spectrum with big-box retailers that sell primarily new, in-box product, as new in-box product competes both with new in-box product and out-of-box product sold in the Outlet Stores. To the extent these big-box competitors choose to liquidate their own out-of-box product on their sales floors, this product would compete directly with out-of-box product sold in the Outlet Stores. At the other end of the spectrum are the locally owned appliance dealers that have historically comprised the bulk of the Outlet Stores' direct competition for sales of out-of-box product. These locally owned appliance dealers generally sell both out-of-box and new in-box appliances. Online retailers that sell new or out-of-box appliances are also competitors.
The Outlet Stores' key national competitors with respect to new, in-box appliances are The Home Depot and Lowe’s. In addition, as we continue to expand our product lines into categories such as mattresses, furniture, and apparel, we expect to face additional competition from other discount retailers that focus on those product categories. While Sears Holdings' stores provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are primarily value-price sellers of distressed, refurbished, and marked-out-of-stock merchandise, which merchandise Sears Holdings' stores generally do not sell in what we believe are significant volumes to consumers. Consequently, we believe that, historically, the Outlet Stores have not competed significantly with Sears Holdings' stores. As our Outlet business grows by opening new stores, franchising new and existing stores, entering new trade areas, and expanding our merchandise offerings (for example, our recent increased emphasis on mattresses and furniture), the level of competition between the Outlet Stores and Sears Holdings' stores may increase.
We believe that the key differentiating factor between competitors operating in the outlet-value retail industry is price. Other factors include product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities, and availability of retail-related services such as access to credit and product delivery.
Our Strengths
We believe that our competitive strengths are the following:
Our stores carry a wide variety of well-known, brand-name merchandise.
We offer our customers a broad selection of products, including well-known consumer brand names such as Kenmore, Whirlpool®, Samsung, and Craftsman, and we strive to offer high in-stock levels. A typical Hometown Store offers a selection of products similar to department stores, discounters, mass merchandisers, and wholesale clubs and carries more types of products than specialty retailers and smaller independent appliance and hardware stores. This ability to offer a wide variety of well-known, consumer brand-name merchandise enables us to remain competitive in our trade areas and to continue to attract customers.
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
Our Hardware Stores are located in neighborhood centers in suburban areas where customers can fulfill their hardware, lawn and garden and, in certain stores, home appliance needs. These stores compete against larger warehouse home centers and smaller local hardware stores by offering a broad assortment of products, convenient outlets, and personalized customer assistance.
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
Our Outlet Stores offer customers a wide range of outlet-value products at over 150 locations across the United States and Puerto Rico. Our Outlet Stores differentiate themselves from their competitors by providing a wide range of outlet-value brand-name products, including Kenmore, Whirlpool, LG, and Samsung products, at prices that are significantly lower than list prices.
In addition, SHO has stores located in all 50 states as well as Puerto Rico and Bermuda, without any concentration in one particular region or trade area. The ability to generate revenues with a wide variety of products across a diversified mix of regions and trade areas positions us to be able to take advantage of opportunities as they arise.

The fact that our Hometown Stores, Hardware Stores and Home Appliance Showrooms are primarily operated by dealers or franchisees, and that we have increased our franchising of Outlet Stores, allows us to leverage the knowledge, experience, motivation, and capital of our dealers and franchisees.
Our Hometown Stores are primarily owned and operated by individual dealers and the majority of our Home Appliance Showrooms and Hardware Stores are operated by franchisees. We are continuing to convert our existing Company-operated Outlet Stores to franchisee-operated stores. Under both our dealer model and our franchise model, SHO provides inventory (on a consignment basis), branding, and marketing to the stores and the dealer or franchisee is responsible for start-up costs, lease payments, and other operating costs including payroll. This model allows us to leverage the entrepreneurial spirit of our dealers and franchisees and their local trade-area knowledge to better serve their customers. In addition, our franchise model frees up capital and enables us to focus on strategic planning, including store growth, marketing, and pricing strategies. We regularly evaluate the performance of franchised and dealer stores and require compliance with established customer service and other operational guidelines.
Our Outlet Stores are a leading liquidation channel of value-priced home appliances.
As one of the nation’s largest chain retailers of outlet-value home appliances, our Outlet business has become increasingly relevant to major appliance vendors as a liquidation channel for outlet-value appliances.
Our Strategy
We plan to continue to enhance our competitive position, grow our business, and increase our net sales and profitability by implementing the following strategies:
Expand Product Assortment and Optimize Service Offerings. We strive to provide our customers with complete solutions for their home appliance, hardware, and other related home needs. We are constantly evaluating other merchandise categories and types of services to enhance our product and service offerings and to create cross-selling opportunities for adjacent products and services. For example, our initiatives to increase product offerings include expanding apparel and furniture in our Outlet Stores and adding mattresses in our Home Appliance Showrooms.
Promote Customer Growth through Enhanced Marketing, Improved Customer Experience, and Integrated Multi-Channel Capabilities. We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We continue to seek to expand our e-commerce operations and our online product selection to enhance customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. We offer our customers the option to purchase items online and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. These capabilities allow us to better serve customers across various channels and improve sales. See, however, "We rely on Sears Holdings for services related to our online business and the processing of online orders" in Item 1A-Risk Factors.
We also participate in Sears Holdings’ SHOP YOUR WAYTM program (the "SYW program"). The SYW program is a social shopping experience where members have the ability to earn points, receive additional benefits, and interact and shop with each other through shopyourway.com.
We also plan to drive customer growth by expanding our marketing initiatives. We believe that we can grow our customer base through advertising in a number of different media, particularly online and email marketing.
We believe that quality customer service contributes to increased store visits and purchases by our customers. We are focused on building long-term relationships with customers and members by improving their in-store and post-sale experiences. We conduct quality control checks of our store managers and sales associates and our dealers and franchisees to improve the quality of customer interaction and product knowledge in the stores we operate and the stores operated by our dealers and franchisees. We continue to improve and augment our post-sale engagement with customers through access to delivery and installation services as well as extended-service plans.
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

Expand Our Store Base. We believe we are positioned to leverage our competitive advantages and grow our Hometown and Outlet store bases over the long term. We continue to evaluate expansion opportunities based on market potential. We have identified the expansion of Outlet Stores as a priority to drive revenue growth in that business and further enhance our position and purchasing power in the outlet-value home appliance market. We also intend to grow our Hometown business by pursuing expansion.
Continue Shift to Franchise Model. We believe we can reduce our capital expenditures, grow our store base in a capital efficient manner, and leverage the local knowledge and expertise of franchisees by moving more of our stores to the franchise model.
Our Products and Suppliers
Our focus on the preferences of our customers drives our merchandise selection. Our goal is to offer our customers a large selection of brands and products within each of our product categories. Our largest revenue-generating category in 2014 was home appliances, representing approximately 67% of net sales.
We are party to a Merchandising Agreement (the "Merchandising Agreement") with Sears Holdings, Kmart Corporation, ("Kmart") and Sears, Roebuck and Co. ("SRC") (Kmart and SRC are wholly owned subsidiaries of Sears Holdings) pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears-branded products (including products branded with the KCD Marks ("KCD Products")) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in April 2018 with our right to exercise two three-year extensions with respect to KCD Products subject to specified Sears Holdings termination rights and other conditions in the Merchandising Agreement. We expect that our Hometown business will continue to rely on Sears Holdings for a significant majority of its inventory in 2015.
For the year ended January 31, 2015, products that we acquired through Sears Holdings accounted for approximately 84% of SHO's merchandise purchases. Most merchandise purchases for Hometown are sourced through Sears Holdings. Our Outlet business relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended January 31, 2015, products that we acquired through Sears Holdings accounted for approximately 40% of total Outlet purchases.
We have entered into agreements with Sears Holdings, as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas, and we are likely to continue to do so in the future. We expect to continue to rely heavily on the infrastructure of Sears Holdings for a variety of key services. Our business plan depends to a significant extent on Sears Holdings’ ability and willingness to meet its contractual obligations to supply us with these key services.
Our Franchise and Dealer Models
Franchise Model
As of January 31, 2015, 80 of our Home Appliance Showrooms, 56 of our Hardware Stores, and 63 of our Outlet Stores were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. SHO also provides brand and marketing services to the franchisee. We will continue to evaluate opportunities to sell the stores we operate to franchisees, which we intend will permit us to recapture our investments in existing stores by including the invested capital in the purchase prices we receive from the franchisees. We generally receive a relatively small portion of the purchase price in cash (20% or less) and take a note back from the franchisee for the bulk (usually at least 80%) of the purchase price. In certain cases, especially with respect to stores that have been recently sold to franchisees, SHO remains responsible for lease costs in the case of a default by the franchisees until the expiration of the leases, at which time our franchisees generally are required to negotiate new leases to which SHO will not be a party.
The franchise relationship is governed by a franchise agreement that generally has a ten-year term and includes the franchisee's right to extend the term for an additional five years subject to the franchisee's satisfaction of renewal conditions that are specified in the franchise agreement. The franchise agreement also currently obligates the franchisee to pay to SHO specified fees, including an initial franchise fee, training fees, transfer fees, and successor franchise fees.
Dealer Model
As of January 31, 2015, over 900 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and leasing costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, extended-

service plans, and other services. SHO also provides support to dealers for recruiting and training dealer staff, marketing, and other support services.
The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). If a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store on a month-to-month basis until a new dealer is recruited to operate the store.

Distribution and Systems Infrastructure
The majority of our merchandise comes to our stores directly from vendors or distributors (including Sears Holdings) through our agreements with Sears Holdings. Home delivery is provided by the selling dealers and franchisees and by Sears Holdings.
We rely extensively on computer systems to process transactions, summarize results, and manage our business. Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. We currently rely on Sears Holdings to provide us with the computer systems and infrastructure that enable our distribution systems. See "If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation" in Item 1A-Risk Factors.
In addition, we also rely on Sears Holdings for warehousing and other logistics services.
We are party to a Services Agreement pursuant to which Sears Holdings Management Corporation, a wholly owned subsidiary of Sears Holdings ("SHMC") provides us with a number of services, including logistics and distribution, information technology (including the point-of-sale system used by the Company and its dealers and franchisees), and payment clearing and other financial services (the "Services Agreement"). The term of the Services Agreement will expire in April 2018, subject to specified termination rights. We pay firm fees and rates for the services received in accordance with the Services Agreement during the period ending October 11, 2015, and we will negotiate with SHMC the fees and rates for the fourth and fifth years of the term, and the six-month period following the fifth year. In addition, we also pay all taxes payable in connection with the services we receive provided under the Services Agreement. See "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Geographic Information
The vast majority of our revenues are generated within the United States. During 2014, 2013 and 2012, a modest percentage of our revenues were generated in Puerto Rico. The vast majority of our long-lived assets are located within the United States.
Employees
As of January 31, 2015, we had approximately 3,634 employees, approximately 40% of whom were full-time employees. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. We offer a broad range of company-paid benefits to our employees. These company-paid benefits include a 401(k) savings plan, medical and dental plans, disability insurance, paid vacation, various employee assistance programs, life insurance, and merchandise discounts. We are also party to an Employee Transition and Administrative Services Agreement with SHMC pursuant to which it provides us with specified payroll and certain other human-resources services. See "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Intellectual Property
We are party to several Store License Agreements with SRC pursuant to which SRC has granted us, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the "Sears Outlet Store," "Sears Authorized Hometown Store," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware Store," and "Sears Appliance & Hardware," store names (together, the "store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). We are also party to a Trademark License Agreement with SRC pursuant to which SRC has granted us, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the "Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
In the Merchandising Agreement Kmart and SRC agree to (1) sell to us, with respect to certain specified product categories, Sears-branded products (including KCD Products) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC, or other subsidiaries of Sears Holdings (together, the "Sears marks"), including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products.
Seasonality
Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer, although this can vary with weather conditions. Quarterly data on the revenue, cost, and net income of the business is available in the Quarterly Financial Data in Note 10 to our Consolidated Financial Statements included herein.
History and Relationship with Sears Holdings
Our Sears Hometown and Hardware and Sears Outlet businesses operated as part of Sears Holdings’ specialty-stores business from their inception through the Separation.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation, and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms and conditions of these agreements (the "SHO-Sears Holdings Agreements") were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, the terms and conditions of the SHO-Sears Holdings Agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See also "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Corporate Information; Our Website; Availability of SEC Reports and Other Information
Our principal executive offices are located at 5500 Trillium Boulevard, Suite 501, Hoffman Estates, Illinois 60192 and our telephone number is (847) 286-7000. Our website address is www.shos.com.
This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available, free of charge, through the "Investors-U.S. Securities and Exchange Commission Filings" link at our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

Item 1A. Risk Factors
You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating SHO and our common stock. The following risk factors could adversely affect, among other things, our business, results of operations, financial condition, stock price, and prospects.
Risks Relating to Our Relationship with, and Dependence on, Sears Holdings
We depend on Sears Holdings to provide us with most key products and services for our business. Consequently, if Sears Holdings is unwilling, unable, or otherwise fails to provide these key products and services or if Sears Holdings’ brands are impaired, we could be materially and adversely affected.

We rely heavily on the products and services provided by Sears Holdings or its subsidiaries (the "key products and services") including the following:

•	Inventory procurement from third-party vendors, including KCD Products and other products which collectively account for a majority of our revenue;

•	Logistical, supply chain and inventory support services;

•	Accounting and financial reporting services;

•	Risk management, tax, and insurance services;

•	Online, computer and information technology infrastructure (including the point-of-sale system used by the Company and its dealers and franchisees) and support;

•	Payroll and certain employee-related services;

•	Our websites are hosted and maintained by a subsidiary of Sears Holdings and purchases made on our websites are processed by a subsidiary of Sears Holdings;

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

As a result of our dependence on Sears Holdings, we are exposed to the risk that Sears Holdings will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Sears Holdings is subject to various risks and uncertainties, which could in turn adversely affect our business, results of operations, and financial condition. Such risks include (1) risks related to the retail industry, (2) risks related to worldwide economic conditions, (3) risks associated with its computer systems and infrastructure, (4) risks related to Sears Holdings' ability to access capital markets and other financing sources, and (5) risks related to Sears Holdings' financial condition and results of operations. We have been taking action to reduce our dependence on Sears Holdings to enable us to take advantage of what we believe are lower costs from alternative vendors (for example reducing our reliance on KCD Products) and alternative service providers, for example with respect to IT infrastructure services and local delivery services. We have also been taking action to reduce our reliance on Sears Holdings by performing services ourselves, for example making repairs in our Outlet Repair and Distribution Centers ("ORDCs") using our own employees. We believe that we are entitled by the terms of the SHO-Sears Holdings Agreements to take all of these actions, and many similar actions, and we will continue to evaluate the actions that will enable us to reduce our costs by reducing our dependence on Sears Holdings. Sears Holdings has objected to several of the actions that we have taken and some of the actions that we are proposing to take, and Sears Holdings could object to, and could seek to block, actions that we could take in the future to reduce our reliance on Sears Holdings, each of which may have the effect of hampering or frustrating our efforts to reduce our costs and improve our results of operations.

We believe it is necessary for Sears Holdings to continue to provide some key products and services to us in accordance with the SHO-Sears Holdings Agreements to facilitate the continued successful operation of our business. Sears Holdings has no obligation to provide assistance to us other than to provide the products and services required to be provided pursuant to the SHO-Sears Holdings Agreements. Although Sears Holdings is generally obligated to provide us with these products and services until at least April 2018, these products and services may not be provided at the same level or at the same prices during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Sears Holdings for some products and services for the entire duration of the SHO-Sears Holdings

Agreements. In addition, to the extent that our growth depends on expanding the number of stores we operate, we may need to rely on Sears Holdings to supply the same products and services in new regions, trade areas, and store formats. When Sears Holdings is no longer obligated to provide these products and services to us, we may not be able to replace some of these products and services on terms and conditions, including costs, as favorable as those we have with Sears Holdings. See "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

The service fees we are obligated to pay under the Services Agreement are not firm for the entire 66-month duration of the Services Agreement and higher service fees could result.

The Services Agreement provides that it will expire on April 30, 2018 unless terminated earlier in accordance with its terms. The Services Agreement also provides that we may terminate an individual service at the end of any fiscal month upon 60-days’ prior written notice. The Services Agreement also provides that (1) we will pay the service fees specified in the Services Agreement for three years commencing on October 12, 2012 and (2) SHMC and we will negotiate the service fees for the fourth and fifth years of the term and the sixth-month period following the fifth year (together, the "remaining term") for those services that we do not terminate prior to the remaining term (the "continuing services"). The Services Agreement does not expressly provide for the service fees that we would be obligated to pay during the remaining term if as a result of negotiations SHMC and we were unable to agree upon one or more of the service fees to be negotiated, but if that occurs the Services Agreement provides that SHMC may terminate the applicable continuing service or continuing services on 60-days’ prior written notice. The negotiations with respect to the service fees for the continuing services could result in our agreement to pay service fees for the continuing services during the remaining term that are higher than the service fees that we are currently paying, which result could have a material adverse effect on our results of operations.
We depend on existing agreements with Sears Holdings and manufacturers to provide our inventory.
Our Hometown and Outlet businesses rely on Sears Holdings (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended January 31, 2015, products which we acquired through Sears Holdings accounted for approximately 84% of our merchandise purchases. Hometown merchandise purchases are sourced predominantly through Sears Holdings.
If we are unable to obtain adequate amounts and assortments of merchandise from Sears Holdings, we may be unable on short notice to find alternative sources of supply on terms and conditions that we believe are commercially reasonable, or at all. In addition, the third-party vendors from whom Sears Holdings currently obtains merchandise for us may not be willing to continue to sell merchandise to Sears Holdings on terms and conditions that it believes are commercially reasonable. We have begun experiencing significantly lower in-stock positions for merchandise from several important vendors that sell new merchandise to Sears Holdings for resale to us. Sears Holdings has advised us that these merchandise shortfalls are due to Sears Holdings' inability to obtain merchandise from the vendors for Sears Holdings and for us on commercially reasonable terms. These shortfalls are adversely affecting our business, and if they continue (or accelerate) these shortfalls could have a material adverse effect on our results of operations.
In addition, our Outlet business also relies on merchandise vendors other than Sears Holdings ("Other Vendors") for a significant portion of Outlet inventory. For the year ended January 31, 2015, purchases from Other Vendors accounted for approximately 60% of total Outlet purchases. We intend to increase the portion of our Outlet business's inventory that we purchase from Other Vendors if we believe that action will improve our customer service or profitability. Our agreements with Other Vendors generally do not guarantee the availability of specified amounts of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If the Other Vendors decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these, and we are required to find one or more additional Other Vendors, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. This could lead to higher prices, decreased inventory, or our inability to maintain an appropriate assortment of merchandise in our stores and could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships, or build new relationships, with Other Vendors we may not be able to maintain an appropriate assortment of merchandise, and customers may not purchase from our stores.
On several occasions Sears Holdings, despite SHO's repeated objections, has refused to take, or has significantly delayed taking, actions necessary to enable SHO to purchase merchandise from Other Vendors that Sears Holdings' stores do not sell, which products Sears Holdings refers to as "SHO-unique products." SHO and Sears Holdings are engaging in negotiations regarding Sears Holdings' refusals, but SHO cannot predict whether Sears Holdings will meet what SHO believes are Sears Holdings' obligations with respect to SHO-unique products. If the negotiations are unsuccessful Sears Holdings could continue to refuse to take or continue to delay taking, and could cease altogether to take, the steps necessary to enable SHO to purchase SHO-unique products, which could have an adverse effect on SHO's results of operations.
We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly and cost-effectively in order to reduce such dependence.
We are party to various agreements with Sears Holdings (including without limitation the Services Agreement), as well as with third-party service providers, to provide us with processing and administrative functions over a broad range of areas, and we expect to continue to do so in the future. Key products and services provided by Sears Holdings or other third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these key products and services on a timely basis or within our service level expectations and performance standards could result in a disruption to our business.
We rely heavily on the infrastructure of Sears Holdings for a variety of key products and services. Our various agreements with Sears Holdings (including without limitation the Services Agreement and the Merchandising Agreement), which govern the provision of these key products and services, generally have initial terms of at least five and a half years from the effective dates of the agreements (which terms would end April 2018), and we may seek to continue to rely on the infrastructure of Sears Holdings after the initial terms of these agreements expire. Our business plans with respect to approximately the next 18 to 24 months depend to a significant extent on Sears Holdings’ willingness and ability to continue to provide us with these key products and services. Any failure to maintain Sears Holdings as a service provider, or any actions by Sears Holdings, during that period when permitted under the applicable agreement, to raise the prices it charges us for these key products and services, could have a material adverse impact on our business and our results of operations.
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
Before the end of the first half of our 2015 fiscal year we expect to enter into a master services agreement with a global information-technology service provider that we intend will replace most of our existing Sears Holdings information and technology systems with what we believe will be new, state-of-art business and technology infrastructure and systems that we intend will be fully operational by the second half of our 2016 fiscal year. This system migration and implementation involves significant risks for us, such as with respect to, among other things, the following: conversion and migration of data; customization of solutions; inadequate Company personnel and other resources to manage and implement the migration and implementation; expansion of migration and implementation scope, cost, and timing; the amount, quality, and timing of cooperation that we receive from Sears Holdings with respect to the migration, and disruption of our day-to-day business activities. These risks and others could have a material adverse effect on our business and results of operations.
If our relationships with our vendors, including Sears Holdings, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.
We obtain our merchandise from Sears Holdings and Other Vendors. For the year ended January 31, 2015, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 84% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
Pursuant to the Merchandising Agreement, subsidiaries of Sears Holdings have agreed to sell non-Sears-branded products to us until April 2018. If we want to continue to purchase non-Sears-branded products from Sears Holdings after April 2018 we will need to seek to extend or renegotiate on comparable terms and conditions the duration of the Merchandising Agreement with respect to non-Sears-branded products. If those efforts were unsuccessful we might not be able to replace the inventory provided under the Merchandising Agreement on commercially reasonable terms, or at all and any such inability could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as we would have to find new sources for our inventory. We now purchase and, if in the Company's best interest, intend to accelerate our purchases of non-Sears-branded products from Other Vendors. However, see in this Item 1A the discussion regarding "SHO-unique" products in the section entitled "We depend on existing agreements with Sears Holdings and manufacturers to provide our inventory." Also pursuant to the Merchandising Agreement subsidiaries of Sears Holdings have agreed to sell KCD Products to us until April 2018 with our right to exercise two three-year extensions subject to specified Sears Holdings termination rights and other conditions. See "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Our vendor arrangements with Sears Holdings and Other Vendors generally are not long-term agreements (other than the Merchandising Agreement with respect to KCD Products) and none of them guarantee the availability of merchandise in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory. As a result, our success depends on maintaining good relations with our existing vendors and developing relationships with new vendors. If we fail to maintain our relations with our existing vendors (including without limitation establishing a more effective and productive business relationship with Sears Holdings) or the quality and quantity of merchandise they supply us, or if we cannot acquire new vendors of favored brand-name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, to the extent we are able to develop relationships with new vendors and obtain merchandise from alternative sources, the merchandise obtained may be of a lesser quality and more expensive than the merchandise we currently purchase.
We rely on Sears Holdings for services related to our online business and the processing of online orders.
Our Hometown and Outlet businesses’ websites are managed by a subsidiary of Sears Holdings, and we pay certain hosting and maintenance fees to Sears Holdings for the management of our websites. In addition, online orders placed on searsoutlet.com (our only website that accepts orders) are processed by, and subject to a processing fee to be paid to, a subsidiary of Sears Holdings.
In addition, many of the products we sell are available through websites owned and operated by Sears Holdings. As a result, online orders placed through websites owned and operated by Sears Holdings may take business share from our businesses without any commission or other benefit to us.
We believe that the results of operations for our businesses have been adversely affected by the continuing growth at other retailers of online sales of merchandise in important product categories, especially home appliances. While our online commissions have grown over time, our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, are constrained by the SHO-Sears Holdings Agreements and by actions that Sears Holdings has taken that we believe are not in compliance with the Merchandising Agreement and the Services Agreements and as to which we have objected. We believe that these constraints and actions likely will continue to adversely affect our ability to conduct, and grow, our online business and, as a consequence, will likely continue to adversely affect our results of operations. These adverse effects likely will increase over time. We have, for some time, been engaging in discussions with Sears Holdings regarding the elimination of these constraints and the cessation of actions, but we are unable to determine the outcome of these discussions.
We license from Sears Holdings the use of our current store names, specified domain names, and specified trademarks used to brand our products.
We license from Sears Holdings the use of the "Sears" trademark, the KCD Marks, and the "Sears Hometown Store," "Sears Authorized Hometown Store," "Sears Hardware Store," "Sears Home Appliance Showroom," "Sears Appliance & Hardware," and "Sears Outlet" store names (collectively, the "store names") and domain names for websites we operate at this time (the "domain names"). Pursuant to the Merchandising Agreement, our license to use the KCD Marks will expire in 2018 or, if renewed for both renewal terms, 2024, and pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names, and the domain names will expire in 2029, subject to specified termination rights. For additional information see "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
If the value of the Sears trademark, the KCD Marks, the store names, or the domain names diminishes, if we are unable to extend, renew, or renegotiate the Merchandising Agreement, the Store License Agreements, or the Trademark License Agreement on comparable terms, or at all, or if in connection with an insolvency proceeding with respect to Sears Holdings one or more of these agreements (or other then-available rights to use the KCD Marks, the store names, or the domain names) were rejected or otherwise terminated, our prospects and results of operations could be adversely affected and our ability to operate our business could be impaired, as it would require us to stop using one or more of the aforementioned names in our stores, in our online activities, and in our product advertising.

Several of our agreements with subsidiaries of Sears Holdings contain early termination provisions that are outside of our control and, if triggered, could have a material adverse effect on our ability to operate our business and our financial performance.
Our agreements with subsidiaries of Sears Holdings contain various default and termination provisions, some of which are not within our control. For example, under the Merchandising Agreement, if (i) an unaffiliated third party acquires all rights, title, and interest in and to one or more (but not all) of the KCD Marks, then subsidiaries of Sears Holdings may terminate their obligation to sell to us the products that are branded with the KCD Marks that were subject to such acquisition and (ii) if an unaffiliated third party acquires all rights, title, and interest in and to all of the KCD Marks, then subsidiaries of Sears Holdings may terminate the Merchandising Agreement in its entirety. Furthermore, the Merchandising Agreement and our other agreements with subsidiaries of Sears Holdings may also be terminated by either party upon a material breach if breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate. The Merchandising Agreement provides that neither Sears Holdings nor SHO may exercise its express termination rights if it or its affiliates have failed to comply with any of its material obligations in the Merchandising Agreement and the failure is continuing.
In addition, a number of our agreements with subsidiaries of Sears Holdings contain cross-termination provisions such that, if a breach of or default under one of the agreements by one party were to result in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Sears Holdings were to be terminated earlier than currently anticipated, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K. The Company's Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent (the "Senior ABL Facility"), provides that an "Event of Default" would occur with the consequences provided in the Senior ABL Facility if SHC or its subsidiaries terminated each of the Merchandising Agreement, the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Tax Sharing Agreement between the Company and Sears Holdings (the "Tax Sharing Agreement"), and the Employee Transition and Administrative Services Agreement between the Company and SHMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Senior ABL Facility" in this Annual Report on Form 10-K.

The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.
KCD Products accounted for approximately 55% of our consolidated revenue during fiscal year 2014. Sears Holdings has agreed to supply several other retailers, including several of our competitors, with a number of Craftsman- and DieHard-branded products that previously were only sold through affiliates of Sears Holdings. If Sears Holdings continues to supply other retailers, including our competitors, with Craftsman- and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.
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
For additional information about our past financial performance and the basis of presentation of our financial statements, see "Selected Historical Financial and Other Data," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements and the notes thereto included in this Annual Report on Form 10-K.
As a publicly traded company separate from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we enjoyed pre-Separation.

Prior to the Separation, we were able to take advantage of Sears Holdings’ size and purchasing power in procuring services, including advertising, shipping and receiving, logistics, store maintenance contracts, employee benefit support, insurance, credit and debit card interchange fees and other services. Following the Separation, we are a smaller company than Sears Holdings and we may not have access to financial and other resources comparable to those available to us prior to the Separation. Although we plan to leverage our ongoing relationship with Sears Holdings in order to obtain similar benefits in purchasing power (which is subject to the risk that Sears Holdings may be unable to continue to purchase for us the merchandise we seek on commercially reasonable terms) and although we are seeking to expand our direct purchasing relationships with many of our most important vendors, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Sears Holdings.

The agreements related to the Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Merchandising Agreement, and the Retail Establishment Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the principal actions needed to be taken in connection with the Separation, indemnification, and other obligations among Sears Holdings and us, and the nature of the commercial arrangements between us and Sears Holdings following the Separation. For additional information see "Certain Relationships and Transactions" in the 2015 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

We may not be able to resolve successfully existing and, if they arise, future contractual disputes and other conflicts with Sears Holdings.

Several of our agreements with Sears Holdings, such as the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Since the Separation a number of disputes have arisen with respect to these agreements. In December 2013 we entered into amendments and other agreements with Sears Holdings that we believe resolved most, but not all, of the then-existing disputes. Since December 2013 a number of additional disputes have arisen. These disputes include the following, among others:

•
our ability in accordance with the Merchandising Agreement to buy KCD Products from Sears Holdings at rates for Sears Holdings-supplied consumer warranties that result from negotiations required by the terms of the Merchandising Agreement;

•	the extent to which we and Sears Holdings are sharing with each other vendor subsidies in accordance with the Merchandising Agreement;

•	whether Sears Holdings owes SHO reimbursement for repair over-billings and mis-billings at our ORDCs;

•	Sears Holdings' refusal to process some "SHO-unique" vendors and products;

•	Sears Holdings' refusal to promptly perform IT development and enhancement projects requested by SHO in accordance with the Services Agreement;

•	Sears Holdings' refusal to permit searsoutlet.com to sell new in-box products sourced from SHO's Hometown Stores in accordance with the Merchandising Agreement;

•	Sears Holdings' unwillingness to enable us to pay directly Sears Holdings' vendors for merchandise that Sears Holdings purchases for us;

•	Our ability, and the ability of our dealers and franchisees, to make bulk sales of our merchandise;

•	Sears Holdings' refusal to sell to us all of Sears Holdings' distressed, refurbished, and marked-out-of-stock merchandise in accordance with the Merchandising Agreement;

•	Sears Holdings' refusal to enable web-to-store and store-to-home transaction capability at all of our locations in accordance with the Services Agreement; and

•	our ability to use our employees to perform all repairs at our ORDCs.

We may be unable to obtain expeditious and economical resolution of the foregoing existing disputes, which could materially and adversely affect our ability to conduct our business. We might also be unable to obtain resolution of future disputes that could arise with respect to the following matters, among others, which also could materially and adversely affect our ability to conduct our business:

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

•
the general willingness of SHC to negotiate with us as required by the Merchandising Agreement and the Services Agreement, including with respect to fees payable in accordance with the Services Agreement that must be negotiated for the term of the Services Agreement remaining after October 11, 2015.

If Sears Holdings' perceived financial condition were to significantly deteriorate, our ability to operate our business and our financial performance could be materially and adversely affected.
We depend on Sears Holdings to provide us with key products and services in the operation of our business. For example, during fiscal year 2014, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 84% of total purchases of all inventory from all vendors. If Sears Holdings' financial condition were perceived to have significantly deteriorated and as a consequence Sears Holdings chooses to seek the protection of insolvency proceedings, a court could, among other things, permit or require Sears Holdings to terminate one or more of its existing agreements with us, including without limitation the Merchandising Agreement, the Store License Agreements, and store leases and subleases (many of which are subleased to our dealers and franchisees). Sears Holdings could also choose, or be required, to sell assets, such as its intellectual property rights to the KCD Marks and the trademarks and service names under which we operate our stores that are used by us in the operation of our business, to satisfy Sears Holdings' obligations to its creditors. If Sears Holdings' contractual obligations to us are terminated or assigned to others or if Sears Holdings sells to third parties rights to assets that we use in the course of our business, we could be materially and adversely affected. A termination of our agreements with Sears Holdings could require us to, among other things, find different service and product providers, possibly on short notice. Even if we are able to find replacement products and services, these products and services may not be of the same type or quality as those which are currently provided by Sears Holdings. If we are forced to enter into new contracts for replacement products and services, the new contracts may have terms and conditions that are less favorable to us than those to which we are currently bound. Different products and services, especially if lower in quality and value, and potential increased costs from less favorable contract terms could materially and adversely affect our ability to do business and our financial performance.

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
We must maintain sufficient inventory levels to operate our business successfully. However, we also must avoid accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We continue to rely on and obtain significant portions of our inventory through Sears Holdings, which obtains a significant portion of inventory from vendors located outside the United States. Some of these vendors often require us to provide, through Sears Holdings, lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us, through Sears Holdings, to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and consumer preferences. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.
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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including the following:

•	Expansion into the suburban and rural trade areas in which many of our stores operate;

•	Lower pricing;

•	Expanding the offering of free delivery and installation of merchandise and other consumer benefits;

•	Expanding online sales;

•	Extension of credit to customers on terms more favorable than we offer; and

•	Larger store size, which may result in greater operational efficiencies, or innovative store formats, and use of disruptive technology.
Competition from any of these sources could cause us to lose trade area share, sales and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our business and results of operations.
With respect to our online business, see in this Item 1A the online discussion in the section entitled "We rely on Sears Holdings for services related to our online business and the processing of online orders."
Our operating results are tied in part to the success of our dealers and franchisees, and the inability of our dealers and franchisees to continue operating their stores profitably could adversely affect our operating results.
As of January 31, 2015 the significant majority of stores in our Hometown business were operated by independent dealers and franchisees that sell our inventory on a consignment basis. Additionally, a growing number of stores in our Outlet business were operated by franchisees that sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases and general economic conditions. Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable or unwilling to operate their stores profitably, this could have a material adverse effect on our business and results of operations including, as occurred in the third and fourth quarters of fiscal 2014, the necessity that we record additional non-cash provisions for losses on franchisee receivables.
In addition, if our dealers are unable or unwilling to operate their stores profitably or in a manner consistent with our concepts and standards, we may be required to take over one or more stores from our dealers from time to time. Generally, at any given time, we operate approximately 3-5% of our Sears Hometown Stores as a result of our taking such stores over from our authorized dealers.
Our dealers and franchisees may damage our business or increase our costs by failing to comply with our operating standards or our dealer and franchise agreements.
Our dealers and franchisees operate their stores pursuant to dealer agreements and franchise agreements, respectively, with us. If our dealers and franchisees do not comply with our established operating concepts and standards or the terms in the franchise or dealer agreements, our business may be damaged. We may incur significant additional costs, including time-consuming and expensive litigation, to enforce our rights under the dealer agreements and the franchise agreements. Furthermore, as a franchisor we have obligations to our franchisees. Franchisees may challenge the performance of our obligations under the franchise agreements and subject us to costs in defending these claims and, if the claims are successful, costs in connection with their compliance.
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

Accordingly, our results for any one quarter or year are not necessarily indicative of the results to be expected for any other quarter or year, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.
ESL Investments, Inc. and its affiliates, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our Company.
According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 47% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control, among other matters affecting the Company.
The interests of ESL, which has investments in other companies (including, according to publicly available information, ownership of approximately 53% of the outstanding common stock of Sears Holdings), may from time to time differ from, or be opposed to, the interests of our other stockholders.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. We conduct business in all fifty states. Some jurisdictions in which we operate aggressively apply laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial time and resources to defend our Company. Further, changes in governmental regulations in the United States could have adverse effects on our business and subject us to additional regulatory actions. For example, litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees.
If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation.
In the ordinary course of our business, we collect, process, and store a large amount of customer, associate, and Company information, including financial information and sensitive personal information. We rely heavily on Sears Holdings’ computer and communications hardware and software systems (such as the point-of-sale system used by the Company and its dealers and franchisees) and related security systems (collectively the "Sears Holdings Systems") to collect, process, and store this information. Sears Holdings Systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by Sears Holdings' associates, our associates, and the associates of our dealers and franchisees. The Sears Holdings Systems may be compromised as a result of criminal activity, negligence, or otherwise. Threats may result from human error, fraud, or malice on the part of Sears Holdings' associates, our associates, and the associates of our dealers, franchisees, and other third parties, or may result from accidental technological failure. Any significant compromise or breach of the Sears Holdings Systems could significantly damage our reputation and result in additional costs, lost sales, fines, government investigations, and lawsuits against, or otherwise adversely affecting, SHO. The regulatory environment related to information security and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Additionally, several recent, highly publicized data-security breaches and cyber attacks at other large, nationwide retail companies have heightened consumer awareness of this issue and may embolden individuals or groups to target SHO and the Sears Holdings Systems. There is no guarantee that our reliance on the Sears Holdings Systems and related security measures provided by Sears Holdings will protect information against unauthorized access or that the Sears Holdings Systems and related security measures are adequate to safeguard against data-security breaches. If the Sears Holdings Systems experience a significant data-security breach (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), or if Sears Holdings or SHO fails to detect and appropriately respond to a significant data-security breach, with respect to our customer, associate, or Company information, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to stop shopping with us altogether.
If we are unable to obtain consents to the assignment or subletting of our store locations from our third-party landlords or are unable to renew or enter into new store leases on competitive terms, our revenues or results of operations could be negatively impacted.
Sears Holdings (or one of its subsidiaries) assigned or sublet to us their interests in the leases for all of our stores where Sears Holdings (or one of its subsidiaries), and not SHO or an independent authorized dealer or a franchisee, is the tenant and either (i) the lease for such store permits assignment or subletting of the lease or (ii) Sears Holdings is able to obtain landlord consent to such assignment or sublease. However, a number of the leases for our stores (the "No-Consent Locations"), which number we do not believe is significant, do not permit assignment or subletting by Sears Holdings (or one of its subsidiaries) or may require landlord consent, which may be withheld. Sears Holdings (or one of its subsidiaries) entered into a sublease with us for each of the No-Consent Locations but if the landlord of a No-Consent Location were to claim that such sublease was a default under the applicable lease then we may be forced to close such store location, which could negatively impact our results of operations.
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
As of January 31, 2015, we leased 56 Company-operated Sears Outlet store locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 30 locations with landlords affiliated with Sears Holdings, and owned two buildings. Additionally, we are the obligor on 37 leases which are sublet to our franchisees that are unaffiliated with Sears Holdings and 24 leases are sublet to franchisees with landlords affiliated with Sears Holdings, one location is leased by an independent owner and one owned location is leased to a franchisee. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 47 of our 147 Sears Outlet leases will expire within the next three years and, with respect to 28 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.
In addition, as of January 31, 2015, our Sears Hometown business leased 41 Company-operated locations under long-term agreements with landlords that are unaffiliated with Sears Holdings and leased 11 Company-operated locations under long-term agreements with landlords affiliated with Sears Holdings. Additionally, we are the obligor on an additional 65 leases which are sublet to our franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.
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
Being a public company subject to additional laws, rules, and regulations has required the investment of additional resources to ensure ongoing compliance with such laws, rules and regulations. In addition, these laws, rules and regulations have affected our ability to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified executive officers and qualified persons to serve on our board of directors, particularly to serve on our Audit Committee.
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
At January 31, 2015 we had approximately $84.1 million of debt outstanding. While the instruments governing our indebtedness include restrictions on our ability to incur additional indebtedness, they do not completely prevent us or our subsidiaries from incurring additional debt in the future and do not prevent us or our subsidiaries from incurring other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, subject to certain conditions, increase the borrowing capacity under our Senior ABL Facility without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, by an amount not to exceed $100 million. For additional information regarding our Senior ABL Facility see, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior ABL Facility." The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
The Senior ABL Facility contains certain financial and operating covenants and other restrictions relating to, among other things, excess availability and fixed charge coverage ratios, as well as limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments (such as stock repurchases), and certain transactions with affiliates. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior ABL Facility" in this Annual Report on Form 10-K.
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
We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to secure debt financing and instead raise funds through the issuance of additional equity securities, our stockholders may experience significant dilution.
Risks Relating to Our Common Stock
If our share price fluctuates, you could lose all or a significant part of your investment.
Our common stock trades on the NASDAQ Capital Market under the symbol "SHOS." We neither can provide any assurance that a trading market for our common stock will continue to exist nor can we predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

•	Our business profile and market capitalization may not continue to fit the investment objectives of some stockholders and, as a result, these stockholders may sell our shares;

•	Actual or anticipated fluctuations in our operating results due to factors related to our business;

•	Our ability to decrease our reliance on products and services provided by Sears Holdings and ability to diversify our supply chain;

•	Success or failure of our business strategy;

•	Sears Holdings' financial performance, condition, and prospects;

•	Our relationship with Sears Holdings;

•	Actual or anticipated changes in the U.S. economy or the retailing environment;

•	Our quarterly or annual earnings, or those of other companies in our industry;

•	Our ability to obtain third-party financing as needed;

•	Announcements by us or our competitors of significant acquisitions or dispositions;

•	The failure of securities analysts to cover our common stock;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Overall market fluctuations;

•	Changes in laws and regulations affecting our business;

•	Actual or anticipated sales or distributions of our capital stock by our officers, directors or significant stockholders;

•	Terrorist acts or wars; and

•	General economic conditions and other external factors.

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
According to publicly available information ESL beneficially owns approximately 47% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares in us, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities laws. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in SHO may be diluted in the future because of equity awards that may be granted to our directors, officers and employees in the future. While we did not make any equity awards in our 2014 fiscal year, we may in the future decide to make additional equity-based awards, as well as establish equity incentive plans that may provide for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.
We do not expect to pay dividends for the foreseeable future.
We do not expect to pay cash dividends on our common stock for the foreseeable future. As a result, you may not receive any return on an investment in our common stock in the form of cash dividends.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
As of January 31, 2015, our Hometown business included 1,109 stores and our Outlet business included 151 stores.
As of January 31, 2015, 920 of our Hometown Store locations were leased by independent dealers from landlords not affiliated with SHO. Also as of that date (1) franchisees leased a total of 72 Home Appliance Showrooms and Hardware Stores directly from landlords not affiliated with SHO and (2) SHO subleased to franchisees a total of 65 Home Appliance Showrooms and Hardware stores. As part of our sublease arrangements the franchisees agree with SHO to pay rent to SHO and perform the other lease obligations. As of January 31, 2015 SHO operated 45 leased Home Appliance Showrooms and Hardware Stores and operated seven leased Hometown Stores. Also as of that date SHO operated 87 leased Outlet Stores, owned and operated two Outlet Stores, and leased or subleased 61 Outlet Stores to franchisees and one location was leased by an independent owner.
Sears Holdings (or one of its subsidiaries) has sublet (or in a smaller number of cases assigned) to us its interests in the leases for all of our stores where Sears Holdings (or one of its subsidiaries), and not SHO or a dealer or a franchisee, is the tenant and either (i) the lease for such store permits assignment or subletting of the lease or (ii) Sears Holdings was able to obtain landlord consent to such assignment or sublease. However, a number of the leases for our stores (the "No-Consent Locations"), which number we do not believe is significant, do not permit assignment or subletting by Sears Holdings (or one of its subsidiaries) or may require landlord consent, which may be withheld. Sears Holdings (or one of its subsidiaries) entered into a sublease with us for each of the No-Consent Locations but if the landlord of a No-Consent Location were to claim that such sublease was a default under the applicable lease then we may be forced to close such store location.
As of January 31, 2015, SHO subleased or leased from Sears Holdings a total of 39 Company-operated locations. In some of these locations Sears Holdings currently operates one of its stores or engages in other or, in some cases, no business activity. In most such circumstances we have entered into a sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store operates and we pay rent directly to Sears Holdings on the terms negotiated in connection with the Separation. In several locations Sears Holdings owns the premises, which we lease from Sears Holdings. We also lease from Sears Holdings approximately 36,000 square feet of office space for our corporate headquarters in Hoffman Estates, Illinois. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the near-term to determine the appropriate action to take with respect to them, including closing stores, entering into new store subleases or leases, or purchasing properties for new stores.

Generally, the form of sublease from Sears Holdings to us with respect to our subleased premises provides for the following, among other terms and conditions: (1) the duration of the sublease and the rent payable by us to Sears Holdings are the same as the duration and the rent payable by Sears Holdings to its landlord; (2) the premises are subleased to us on an "as is" basis and that Sears Holdings, as sublandlord, makes no representation to us regarding the condition of the subleased premises; (3) we as subtenant (A) are subject to easements, covenants, conditions, and restrictions of Sears Holdings' lease from its landlord and (B) are required to comply with and perform obligations of Sears Holdings as tenant under its lease from its landlord; (4) we are required to indemnify and defend Sears Holdings from and against claims by (A) Sears Holdings' landlord that we have not performed Sears Holdings' obligations as tenant under Sears Holdings' lease from the landlord and (B) any person as a result of our use or occupancy of the subleased premises or our failure to comply with the terms of the sublease or Sears Holdings' lease from its landlord; (5) we may not sublet or assign the sublease without the consent of Sears Holdings; and (6) upon specified defaults by us (including our failure to observe and perform any provision of the sublease to be performed by us) Sears Holdings may, among other remedies, (A) reenter the subleased premises and expel us and (B) recover damages from us.

Logistics

We support the distribution of product sold through our Outlet locations through 25 strategically located warehouses in 16 states and 1 in Puerto Rico. The total square footage of all distribution locations is 2,125,189. On occasion, we may lease additional facilities to support additional warehousing needs.

Store Openings and Closures
Store opening and closure data for fiscal years 2012, 2013, and 2014 is contained in the following table. Store closings in 2012 were above normal levels due to a decision taken in 2011 to close 84 stores, generally due to lower profitability. Of these 84 stores, 20 stores closed in 2011 and the remainder closed primarily in the first half of 2012. In 2013, 21 closures resulted from the termination by Orchard Supply Hardware LLC ("OSH") during its bankruptcy proceeding of its Consignment Agreement with us pursuant to which OSH sold at 21 OSH locations home-appliance inventory consigned by us to OSH.

Store Openings & Closures

	Fiscal Year
	2012	2013	2014
Beginning Store Count	1,275	1,245	1,260
Store Openings	53	68	45
Store Closures	(83)	(53)	(45)
Ending Store Count	1,245	1,260	1,260

As of January 31, 2015 we had 1,260 stores in operation, with stores in each state in the U.S., as well as a store in Bermuda and stores in Puerto Rico.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated	Franchise
BR	Bermuda	—	1	—	—
AK	Alaska	—	1	—	—
AL	Alabama	—	32	1	—
AR	Arkansas	—	33	—	—
AZ	Arizona	—	17	—	4
CA	California	—	44	8	11
CO	Colorado	1	20	5	—
CT	Connecticut	—	6	2	—
DC	Washington, DC	—	1	—	—
DE	Delaware	1	4	1	—
FL	Florida	1	31	2	11
GA	Georgia	1	37	1	3
HI	Hawaii	—	1	1	—
IA	Iowa	—	20	—	—
ID	Idaho	—	7	—	1
IL	Illinois	2	36	9	2
IN	Indiana	1	35	1	1
KS	Kansas	—	24	1	1
KY	Kentucky	—	25	2	—
LA	Louisiana	—	23	2	—
MA	Massachusetts	—	9	—	3
MD	Maryland	2	7	3	—
ME	Maine	—	10	—	—
MI	Michigan	—	40	6	—
MN	Minnesota	—	34	2	—

MO	Missouri	1	41	—	3
MS	Mississippi	—	27	—	—
MT	Montana	—	10	—	—
NC	North Carolina	—	38	2	3
ND	North Dakota	—	5	—	—
NE	Nebraska	—	11	—	—
NH	New Hampshire	1	9	—	—
NJ	New Jersey	15	3	4	—
NM	New Mexico	—	9	1	—
NV	Nevada	—	6	3	—
NY	New York	4	21	4	—
OH	Ohio	4	40	8	—
OK	Oklahoma	—	23	—	—
OR	Oregon	1	24	—	2
PA	Pennsylvania	12	19	5	—
PR	Puerto Rico	—	10	1	—
RI	Rhode Island	—	3	—	—
SC	South Carolina	—	16	—	1
SD	South Dakota	—	5	—	—
TN	Tennessee	—	22	1	3
TX	Texas	2	106	4	12
UT	Utah	2	9	—	—
VA	Virginia	—	23	4	—
VT	Vermont	—	9	—	—
WA	Washington	1	21	1	2
WI	West Virginia	—	32	3	—
WV	Wisconsin	—	10	—	—
WY	Wyoming	—	7	—	—
Total		52	1,057	88	63

Store Ownership Type

	Hometown	Outlet
Company operated stores owned	—	3
Leased	52	85
Total company operated	52	88

Independently owned and operated	1,057	63

Total store count as of January 31, 2015	1,109	151

Item 3. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to legal claims, including without limitation those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also "Risk Factors-Risks Relating to Our Relationship with, and Dependence on, Sears Holdings" and "Risk Factors-Risks Relating to Our Business" in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information regarding our executive officers as of the date hereof.

Name	Age	Position
W. Bruce Johnson	63	Chief Executive Officer, President and Director
Ryan D. Robinson	49	Senior Vice President and Chief Financial Officer
William A. Powell	44	Senior Vice President and Chief Operating Officer
John E. Ethridge II	42	Vice President, Supply Chain and Technology
Charles J. Hansen	67	Vice President, General Counsel, and Secretary
Becky Iliff	46	Vice President, Human Resources

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
Mr. Robinson has been Senior Vice President and Chief Financial Officer of SHO since June 2014. He previously served as Chief Financial Officer of Urgent Care MSO, LLC (doing business as MedExpress), which operates 130 neighborhood medical centers.  Prior to that, he was with Best Buy Co., Inc. for 10 years in roles of increasing responsibility.  He began his career with Best Buy in 2002 as Vice President, Finance, Treasurer, Head of Tax and Business Development.  He continued his Best Buy service until May 2012 when he was Senior Vice President, Chief Financial Officer, US.
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

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Stock Market under the ticker symbol SHOS. We had 332 stockholders of record at the close of business on March 24, 2015. The table below sets forth the high and low sales prices on NASDAQ of our common stock for each of the fiscal periods indicated.

2014	High	Low
First Quarter	$26.31	$19.75
Second Quarter	23.97	18.75
Third Quarter	19.80	14.03
Fourth Quarter	15.50	10.02

2013	High	Low
First Quarter	$46.50	$35.89
Second Quarter	57.44	38.72
Third Quarter	44.91	26.90
Fourth Quarter	32.86	20.51
Dividends
We did not declare any cash dividends on our common stock during fiscal year 2014. We paid a $100 million dividend to Sears Holdings prior to the Separation in 2012. We do not expect to pay cash dividends on our common stock for the foreseeable future. Cash dividends are dependent upon our results of operations, financial condition, cash requirements, the satisfaction of certain conditions (described below in "Share Repurchases") under our Senior ABL Facility, availability of surplus, and such other factors as our Board of Directors may deem relevant. See "We do not expect to pay dividends for the foreseeable future" in Item 1A-Risk Factors of this Annual Report on Form 10-K. At January 31, 2015 the Senior ABL Facility prohibited the payment of cash dividends.
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. At January 31, 2015 we had $12.5 million of remaining authorization under the repurchase program. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At January 31, 2015 the Senior ABL Facility prohibited the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
We did not repurchase any shares of our common stock in the fourth quarter of 2014.

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. At January 31, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
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

Trading in our stock began on October 12, 2012. The table below assumes that $100 was invested on that date in each of our common stock, The S&P 500 Stock Index and The S&P 500 Retailing Industry Group Total Return Index.

	2/1/13	1/31/14	1/30/15
SHOS	$131.65	$68.42	$36.99
S&P 500 INDEX	$105.92	$124.78	$139.65
S&P 500 RETAILING INDEX	$108.67	$134.64	$159.88

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL AND OTHER DATA
The consolidated statements of operations data set forth below for fiscal years 2014, 2013, 2012, 2011, and 2010 and the consolidated balance sheet data as of January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012, and January 29, 2011 are derived from the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K or our previously filed Registration Statement on Form S-1, as amended. All pre-Separation historical financial and other data reflects the consolidated Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings and is referred to herein as "our" historical financial and other data.
The selected historical consolidated financial and other financial data presented below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Our pre-Separation combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated during those periods as a publicly traded company separate from Sears Holdings.

	Fiscal Year
thousands, except for per share amounts and number of stores	2014	2013	2012	2011	2010
Consolidated Statement of Income Data (1)
Net sales	$2,356,033	$2,421,562	$2,453,606	$2,344,199	$2,347,387
Net income (loss)	$(168,805)	$35,550	$60,080	$33,056	$49,756
Per Common Share (2)
Basic	$(7.45)	$1.55	$2.60	$1.43	$2.15
Diluted	$(7.45)	$1.55	$2.60	$1.43	$2.15
Consolidated Balance Sheet Data
Total assets	$645,722	$847,185	$785,803	$651,838	$641,441
Long-term debt	—	—	—	—	—
Long-term capital lease obligations	$176	$95	$769	$1,937	$3,998
Other Financial and Operational Data
Adjusted EBITDA (3)	$5,900	$71,514	$109,796	$80,919	$93,864
Number of stores	1,260	1,260	1,245	1,275	1,205
Sears Outlet - Comparable Store Sales %	(1.2)%	1.2%	(0.8)%	8.7%	(0.4)%
Sears Hometown and Hardware - Comparable Store Sales %	(7.1)%	(3.2)%	1.0%	(6.1)%	(3.7)%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2012 was a 53-week year and fiscal years 2014, 2013, 2011, and 2010 were 52-week years.

(2)	23,100,000 shares outstanding effective upon completion of the Separation are used for all periods prior to the Separation.

(3)
Adjusted EBITDA—In addition to our net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or "Adjusted EBITDA," which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA, among other metrics, to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items, and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure for each of the periods indicated:

	Fiscal
thousands	2014	2013	2012
Net income (loss)	$(168,805)	$35,550	$60,080
Income tax (benefit) expense	(3,066)	24,333	39,900
Other income	(3,149)	(1,854)	(1,354)
Interest expense	3,861	3,046	899
Operating income (loss)	(171,159)	61,075	99,525
Depreciation	10,172	12,006	9,474
Store closing charges and severance costs	—	—	797
(Gain) loss on the sale of assets	(113)	(1,567)	—
Impairment of goodwill	167,000	—	—
Adjusted EBITDA	$5,900	$71,514	$109,796

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained elsewhere in this Annual Report on Form 10-K. For pre-Separation periods these financial statements and notes reflect the combined Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings, which, together with our operation of these businesses following the Separation, are referred to herein as "our" financial condition and results of operations. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Information."
Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. As of January 31, 2015, we and our dealers and franchisees operated a total of 1,260 stores across all 50 states, Puerto Rico, and Bermuda. In fiscal year 2014, the Company opened 45 stores and closed 45 stores.
Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than list prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products across a broad assortment of merchandise categories, including home appliances, apparel, mattresses, lawn and garden equipment, sporting goods and tools.
As of January 31, 2015, Hometown consisted of 1,109 stores as follows:

•
926 Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities, and offering home appliances, lawn and garden equipment, tools, sporting goods, and household goods. Most of our Hometown Stores carry proprietary Sears-branded products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
78 Hardware Stores—Hardware stores that offer primarily home appliances, lawn and garden equipment, tools, and other home improvement products, and featuring Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands. 76 of these locations offer a selection of Kenmore and other national brands of home appliances.

•	105 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are located in metropolitan areas.
As of January 31, 2015, our Hometown segment included 921 dealer-operated stores, 136 franchisee-operated stores, and 52 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores. The Company requires all of the stores to operate under specified circumstances according to the Company’s standards. Stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes specified advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions when the dealers and franchisees sell the merchandise and provide services.
Historically, all of the Company's Outlet stores have been operated by the Company. The Company began a trial program to franchise Outlet stores in late 2012. The initial franchise transfers under this program were completed in the first quarter of 2013 and, since that time, the Company has continued to franchise Outlet stores. As of January 31, 2015, 63 of the 151 Sears Outlet stores were operated by franchisees.
Dealers and franchisees exercise control over the day-to-day operations of their stores, including complete responsibility for supervising their store managements and their store employees and making capital decisions.

The primary difference between Company-operated stores and dealer/franchisee-operated stores is that the Company is responsible for occupancy and payroll costs associated with Company-operated stores. Dealers and franchisees are responsible for the occupancy costs in their stores and the payrolls for their employees, and we pay commissions to the dealers and franchisees.
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
Initial franchise revenues (shown in the table below) consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected returns on new store development and the number of Company-operated locations available for sale to franchisees. Initial franchise revenues were $16.9 million, $25.6 million, and $11.2 million in the 2014, 2013, and 2012 fiscal years, respectively.
Initial franchise revenues by quarter for the 2014, 2013, and 2012 fiscal years were:

thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	2014
Hometown	$(194)	$172	$336	$—	$314
Outlet	3,482	5,236	6,159	1,717	16,594
Total	$3,288	$5,408	$6,495	$1,717	$16,908

	2013
Hometown	$2,247	$774	$1,607	$908	$5,536
Outlet	2,965	989	6,175	9,942	20,071
Total	$5,212	$1,763	$7,782	$10,850	$25,607

	2012
Hometown	$5,008	$4,639	$1,511	$—	$11,158
Outlet	—	—	—	—	—
Total	$5,008	$4,639	$1,511	$—	$11,158

Fiscal Year
Our fiscal years end on the Saturday closest to January 31. Fiscal years 2014 and 2013 consisted of 52 weeks. Fiscal year 2012 consisted of 53 weeks. Unless otherwise stated, references to specific years in this Annual Report on Form 10-K are to fiscal years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53

Results of Operations
The following table sets forth items derived from our consolidated results of operations for our 2014, 2013 and 2012 fiscal years.

	Fiscal
thousands	2014	2013	2012
NET SALES	$2,356,033	$2,421,562	$2,453,606
COSTS AND EXPENSES
Cost of sales and occupancy	1,803,497	1,843,418	1,840,207
Gross margin	552,536	578,144	613,399
Margin rate	23.5%	23.9%	25.0%
Selling and administrative	546,636	506,630	504,400
Selling and administrative expense as a percentage of net sales	23.2%	20.9%	20.6%
Impairment of goodwill	167,000	—	—
Depreciation	10,172	12,006	9,474
Gain on the sale of assets	(113)	(1,567)	—
Total costs and expenses	2,527,192	2,360,487	2,354,081
Operating income (loss)	(171,159)	61,075	99,525
Interest expense	(3,861)	(3,046)	(899)
Other income	3,149	1,854	1,354
Income (loss) before income taxes	(171,871)	59,883	99,980
Income tax benefit (expense)	3,066	(24,333)	(39,900)
NET INCOME (LOSS)	$(168,805)	$35,550	$60,080

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

SHO received only commissions from Sears Holdings. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.
While Adjusted comparable store sales is a non-GAAP measure, management believes that it is an important indicator of store sales performance because:

•	SHO receives commissions on all in-store sales that were transacted by SHO and its independent dealers and franchisees through www.sears.com and that were fulfilled and recorded by Sears Holdings.

•	During 2014, these sales fulfilled and recorded by Sears Holdings increased significantly to $77.5 million compared to $28.6 million in 2013.

•
Unadjusted comparable store sales, which do not include in-store sales that were transacted by SHO and its independent dealers and franchisees through www.sears.com and that were fulfilled and recorded by Sears Holdings, understates what SHO believes to be its effective comparable store sales performance.

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

	52 Weeks Ended January 31, 2015
thousands	Hometown	Outlet	Total
Net sales	$1,692,377	$663,656	$2,356,033
Less: Non-comparable store sales	(175,711)	(141,996)	(317,707)
Comparable store sales recorded by SHO	1,516,666	521,660	2,038,326
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	62,312	9,295	71,607
Adjusted comparable store sales	$1,578,978	$530,955	$2,109,933

	52 Weeks Ended February 1, 2014
thousands	Hometown	Outlet	Total
Net sales	$1,811,519	$610,043	$2,421,562
Less: Non-comparable store sales	(178,904)	(82,028)	(260,932)
Comparable store sales recorded by SHO	1,632,615	528,015	2,160,630
SHO in-store sales through www.sears.com recorded by Sears Holdings (1)	24,902	3,322	28,224
Adjusted comparable store sales	$1,657,517	$531,337	$2,188,854

	52 Weeks Ended January 31, 2015 vs. 52 Weeks Ended February 1, 2014
	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(7.1)%	(1.2)%	(5.7)%
Adjusted comparable store sales	(4.7)%	(0.1)%	(3.6)%

(1) SHO in-store sales through www.sears.com fulfilled and recorded by Sears Holdings above are for comparable stores only. For all comparable and non-comparable stores these sales for the 52 weeks ended January 31, 2015 were $77.5 million compared to $28.6 million for the 52 weeks ended February 1, 2014.

Adjusted EBITDA
In addition to our net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or "Adjusted EBITDA," which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA, along with other metrics, to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure for each of the periods indicated:

	Fiscal
thousands	2014	2013	2012
Net income (loss)	$(168,805)	$35,550	$60,080
Income tax (benefit) expense	(3,066)	24,333	39,900
Other income	(3,149)	(1,854)	(1,354)
Interest expense	3,861	3,046	899
Operating income (loss)	(171,159)	61,075	99,525
Depreciation	10,172	12,006	9,474
Store closing charges and severance costs	—	—	797
(Gain) loss on the sale of assets	(113)	(1,567)	—
Impairment of goodwill	167,000	—	—
Adjusted EBITDA	$5,900	$71,514	$109,796

52 Week Period Ended January 31, 2015 Compared to the 52 Week Period Ended February 1, 2014
Net Sales
Net sales for the 2014 fiscal year decreased $65.5 million, or 2.7%, to $2.4 billion from the 2013 fiscal year. This decrease in sales was driven by a 5.7% decrease in comparable store sales and lower initial franchise revenues, which were $16.9 million in 2014 compared to $25.6 million in 2013. These declines were partially offset by higher sales from new stores (net of closures) and higher online commissions ($22.6 million in 2014 compared to $10.2 million in 2013).

In-store sales transacted by SHO and its independent dealers and franchisees through www.sears.com and recorded and fulfilled by Sears Holdings during 2014 were $77.5 million compared to $28.6 million in 2013. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO, were unfavorably impacted. Including total sales for online transactions fulfilled and recorded by Sears Holdings, Adjusted comparable store sales for 2014 decreased 3.6%. Comparable store sales were down 7.1% in Hometown and down 1.2% in Outlet. Adjusted comparable store sales were down 4.7% in Hometown and down 0.1% in Outlet. The Adjusted comparable store sales decrease of 3.6% was primarily due to declines in (1) Hometown major appliances, (2) consumer electronics after completing the exit of the category in the majority of Hometown stores in the prior year, (3) Outlet apparel sales due to a reduction of floor space and a lower mix of wearables in inventory, and (4) both power lawn and garden and fitness (due to the reduced availability of opportunity buys and inventory flow). These decreases were partially offset by by higher Outlet furniture sales due to category expansion and higher Outlet major appliances sales due to more effective promotional strategies.
Gross Margin
Gross margin was $552.5 million, or 23.5% of net sales, in 2014 compared to $578.1 million, or 23.9% of net sales, in 2013. The decrease in gross margin rate was primarily driven by lower margins on merchandise sales, lower initial franchise revenues, and higher inventory shrinkage partially offset by higher online commissions, lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and lower support services charges from Sears Holdings. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.1% of net sales in 2014 compared to 22.7% of net sales in 2013.

Selling and Administrative Expenses
Selling and administrative expenses increased to $546.6 million, or 23.2% of net sales, in 2014 compared to $506.6 million, or 20.9% of net sales, in 2013. The increase was primarily due to (1) higher owner commissions in Outlet (primarily related to the conversion of Company-operated stores to franchisee-operated stores), (2) a $13.1 million charge for the provision for losses on franchisee receivables recognized in 2014, (3) higher marketing expense, and (4) higher expenses from new stores opened (net of closures) since the fourth quarter of 2013. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores to franchisee-operated stores.
Impairment of Goodwill
During the 2014 fiscal year we recorded a one-time, non-cash goodwill impairment charge of $167.0 million associated with Hometown.
Operating Income (Loss)
We recorded an operating loss of $171.2 million and operating income of $61.1 million in 2014 and 2013, respectively. The $232.3 million decrease in operating income was driven by (1) the non-cash goodwill impairment charge, (2) lower net sales, (3) higher selling and administrative expenses, including the establishment of a reserve for potential losses on franchisee receivables, (4) lower initial franchise revenues, and (5) the lower gross margin rate.

Income Taxes
We recorded an income tax benefit of $3.1 million and an income tax expense of $24.3 million for 2014 and 2013, respectively. The effective tax rate was 1.8% (benefit) and 40.6% for 2014 and 2013, respectively. The change in the effective tax rate in 2014 compared to 2013 is primarily due to the impact of the goodwill impairment charge, which is not tax deductible.
Net Income (Loss)
The net loss for 2014 was $168.8 million as compared to net income of $35.6 million for 2013. The decrease in net income was attributable to the factors discussed above.

52 Week Period Ended February 1, 2014 Compared to the 53 Week Period Ended February 2, 2013
Net Sales
Net sales for the 2013 fiscal year (52 weeks) decreased $32.0 million, or 1.3%, to $2.4 billion from the 2012 fiscal year (53 weeks). This decrease in sales was driven by a 2.2% decrease in comparable store sales and $36.5 million in sales in the 53rd week of 2012 partially offset by higher sales from new stores (net of closures) and higher initial franchise revenues, which were $25.6 million in 2013 compared to $11.2 million in 2012. The comparable store sales decrease was comprised of a 3.2% decrease in Hometown partially offset by a 1.2% increase in Outlet. The 2.2% comparable store sales decrease was primarily driven by (1) lower consumer electronics sales due to the completed exit of the category in the majority of Hometown stores, (2) lower sales of lawn and garden in Hometown due to weather-related late starts to the spring/summer and fall seasons, (3) lower Outlet apparel sales due to a narrower assortment, and (4) lower tools-category sales in both segments. These decreases were partially offset by higher major appliances sales in both segments. Excluding consumer electronics, same store sales decreased 1.5% in Hometown, increased 1.4% in Outlet, and decreased 0.8% overall.
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

Business Segment Results

Hometown
Hometown results and key statistics were as follows:

	Fiscal Year
thousands, except for number of stores	2014	2013	2012
Net sales	$1,692,377	$1,811,519	$1,889,263
Comparable store sales %	(7.1)%	(3.2)%	1.0%
Cost of sales and occupancy	1,297,212	1,389,627	1,433,880
Gross margin	395,165	421,892	455,383
Margin rate	23.3%	23.3%	24.1%
Selling and administrative	403,367	396,073	394,335
Selling and administrative expense as a percentage of net sales	23.8%	21.9%	20.9%
Impairment of goodwill	167,000	—	—
Depreciation	3,817	6,321	3,658
Gain on the sale of assets	(113)	—	—
Total costs and expenses	1,871,283	1,792,021	1,831,873
Operating income (loss)	$(178,906)	$19,498	$57,390
Total Sears Hometown and Hardware stores	1,109	1,117	1,118

52 Week Period Ended January 31, 2015 Compared to the 52 Week Period Ended February 1, 2014 -- Hometown
Net Sales
Hometown net sales decreased $119.1 million, or 6.6%, to $1.7 billion in 2014 from $1.8 billion in 2013. The decrease was primarily due to a 7.1% decrease in comparable store sales and a reduction in initial franchise revenues (which were $0.3 million in 2014 compared to $5.5 million in 2013), partially offset by an increase in online commissions ($19.5 million in 2014 compared to $9.1 million in 2013). Adjusted comparable store sales in 2014, which include in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, decreased 4.7% primarily due to declines in major appliances and in consumer electronics after completing the exit of the category in the majority of Hometown stores in the prior year.
Gross Margin
Gross margin was $395.2 million, or 23.3% of net sales, in 2014 compared to $421.9 million, or 23.3% of net sales, in the prior year. The flat gross margin rate was primarily driven by (1) increases in online commissions, (2) higher delivery income, (3) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and (4) lower support services charges from Sears Holdings, offset by lower margins on merchandise sales and lower initial franchise revenues. Excluding the impact of online commissions and initial franchise revenues, gross margin was 22.4% of net sales in 2014 compared to 22.7% of net sales in 2013.
Selling and Administrative Expenses
Selling and administrative expenses were $403.4 million, or 23.8% of net sales, in 2014 compared to $396.1 million, or 21.9% of net sales, in the prior year. The higher selling and administrative expenses were primarily driven by a $13.0 million charge for the provision for losses on franchisee receivables recognized in 2014 and higher marketing costs partially offset by by a reduction in payroll and benefits and lower owner commissions.
Impairment of Goodwill
During 2014 we recorded a non-cash goodwill impairment charge of $167.0 million associated with Hometown.
Operating Income (Loss)
We recorded an operating loss of $178.9 million in 2014 and operating income of $19.5 million in 2013. The overall decrease in operating income of $198.4 million was primarily driven by (1) the non-cash goodwill impairment charge, (2) the decrease in net sales, (3) an increase in selling and administrative expenses (including the establishment of a reserve for potential losses on franchisee receivables), and (4) lower initial franchise revenues partially offset by a higher gross margin rate (excluding franchise revenues) and lower depreciation expense.

52 Week Period Ended February 1, 2014 Compared to the 53 Week Period Ended February 2, 2013 -- Hometown
Net Sales
Net sales for 2013 decreased $77.7 million, or 4.1%, to $1.8 billion from 2012. This decrease in sales was driven by a 3.2% decrease in comparable store sales, $25.8 million in sales in the 53rd week of 2012 and lower initial franchise revenues which were $5.5 million in 2013 compared to $11.2 million in 2012 partially offset by higher sales from new stores (net of closures). The 3.2% comparable store sales decrease was primarily driven by lower consumer electronics sales due to the completed exit of the category in the majority of Hometown stores, lower sales of lawn and garden due to weather-related late starts to the spring/summer and fall seasons, and lower tools-category sales. These decreases were partially offset by higher major appliances sales. Excluding consumer electronics, same store sales decreased 1.5%.
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
Outlet
Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2014	2013	2012
Net sales	$663,656	$610,043	$564,343
Comparable store sales %	(1.2)%	1.2%	(0.8)%
Cost of sales and occupancy	506,285	453,791	406,327
Gross margin	157,371	156,252	158,016
Margin rate	23.7%	25.6%	28.0%
Selling and administrative	143,269	110,557	110,065
Selling and administrative expense as a percentage of net sales	21.6%	18.1%	19.5%
Depreciation	6,355	5,685	5,816
Gain on the sale of assets	—	(1,567)	—
Total costs and expenses	655,909	568,466	522,208
Operating income	$7,747	$41,577	$42,135
Total Sears Outlet stores	151	143	127
52 Week Period Ended January 31, 2015 Compared to the 52 Week Period Ended February 1, 2014 -- Outlet
Net Sales
Outlet net sales increased $53.7 million, or 8.8%, to $663.7 million in 2014 from $610.0 million in 2013. The increase was primarily due to new store sales (net of closures), higher protection agreement revenues, and higher online commissions ($3.1 million in 2014 compared to $1.1 million in 2013). Initial franchise revenues were $16.6 million in 2014 compared to $20.1 million in 2013. These increases were partially offset by a 1.2% decrease in comparable store sales. Adjusted comparable store sales for 2014, which include in-store sales transacted through www.sears.com that were fulfilled and recorded by Sears Holdings, were down 0.1%. The flat Adjusted comparable store sales were primarily driven by higher furniture sales due to category expansion and higher major appliances sales due to more effective promotional strategies. These increases were offset by lower apparel sales due to a reduction of floor space (resulting from conversions and closures of apparel-only stores and expansion in other categories), a lower mix of wearables in inventory (higher mix of accessories and basics), and lower sales in both power lawn and garden and fitness (due to the reduced availability of opportunity buys and inventory flow).
Gross Margin
Gross margin was $157.4 million, or 23.7% of net sales, in 2014 compared to $156.3 million, or 25.6% of net sales, in the prior year. The gross margin rate decreased primarily due to (1) lower margins on merchandise sales, (2) lower franchise revenues, and (3) higher inventory shrinkage. These declines were partially offset by lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores and higher online commissions. Excluding the impact of online commissions and initial franchise revenues, gross margin was 21.4% of net sales in 2014 compared to 22.9% of net sales in 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased to $143.3 million, or 21.6% of net sales, in 2014 from $110.6 million, or 18.1% of net sales, in the prior year. The increase in selling and administrative expenses was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, an increase in marketing costs, and higher expenses from new stores opened (net of closures) since the fourth quarter of 2013. These increases were partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.

Operating Income
We recorded operating income of $7.7 million in 2014 compared to $41.6 million in 2013. The decrease in operating income of $33.9 million was driven primarily by (1) higher selling and administrative expenses, (2) a lower gross margin rate, (3) lower initial franchise revenues, and (4) a $1.6 million gain on the sale of an Outlet store in the third quarter of 2013, partially offset by higher net sales.

52 Week Period Ended February 1, 2014 Compared to the 53 Week Period Ended February 2, 2013 -- Outlet
Net Sales
Net sales for 2013 increased $45.7 million, or 8.1%, to $610.0 million from 2012. This increase in sales was driven by higher sales from new stores (net of closures), higher initial franchise revenues (which were $20.1 million in 2013 compared to zero in 2012), and an increase in comparable store sales of 1.2%. These increases were partially offset by $10.7 million in sales in the 53rd week of 2012 and lower liquidation revenues on primarily excess apparel inventory (end-of-season markout merchandise) received from Sears Holdings. The 1.2% comparable store sales increase was primarily driven by (1) higher major appliances sales, (2) higher sales in the furniture category, which was introduced in the second quarter of 2013 and was expanded into the majority of Outlet stores in the third quarter of 2013, (3) increases in lawn and garden driven by tractors and mowers, and (4) higher sales in mattresses due to category expansion. Partially offsetting these increases were lower sales in apparel and tools due to narrower assortments and insufficient inventory.
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
Selling and Administrative Expenses
Selling and administrative costs increased to $110.6 million, or 18.1% of sales, in 2013 compared to $110.1 million, or 19.5% of sales, in 2012. This decrease in selling and administrative expenses as a percent of sales primarily resulted from $14.4 million in Outlet distribution-center costs that were separated from selling-store costs and were reflected in selling and administrative expense in 2012, a lower payroll rate related to the conversion of Company-operated stores to franchisee-operated stores, and $2.1 million of expense incurred during the 53rd week of 2012. These decreases were partially offset by an estimated $4.9 million in higher operating costs incurred as a result of operating as a publicly held company and higher commissions related to franchise conversions.

Operating Income
Operating income decreased to $41.6 million in 2013 compared to $42.1 million in 2012. The $0.5 million decrease is primarily due to the lower sales and a lower gross margin rate partially offset by a lower selling and administrative expense rate as noted above, and includes the impact of an estimated $1.8 million earned during the 53rd week of 2012.

Analysis of Financial Condition
Cash Balances
We had cash and cash equivalents of $19.7 million as of January 31, 2015 and $23.5 million as of February 1, 2014.
During 2014 we financed our operations and investments with cash on hand and cash generated from operating activities. Our primary liquidity needs are for funding inventory purchases, capital expenditures, and general corporate purposes.
Cash Flows from Operating Activities
Cash generated from operating activities in 2014 was $24.4 million compared to $54.4 million used in 2013. The increase in operating cash flows compared to 2013 was due predominately to a decrease in merchandise inventories as well as a reduction in cash used in other working capital components.
Total merchandise inventories were $442.7 million at January 31, 2015 and $482.1 million at February 1, 2014. Merchandise inventories decreased $39.4 million due to a $14.6 million decrease in Hometown and a $24.8 million decrease in Outlet. The decrease in Hometown was primarily due to lower home appliances inventory resulting from a change in the timing of product transitions and reductions associated with store closures. Outlet's reduction, despite a 6% increase in store count, resulted from a shift in the mix of home appliances from "new, in-box" merchandise to lower-cost "as-is" merchandise, partially offset by increases in apparel from increased receipts and lower sales, in mattresses due to higher receipts, and in furniture due to category expansion.
We obtain our merchandise through agreements with Sears Holdings and with other vendors. For 2014, merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other products) accounted for approximately 84% of total purchases of all inventory from all vendors. The loss of or a material reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
In addition, our merchandise-vendor arrangements generally are not long-term agreements (except the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends on maintaining good relations with our existing vendors and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase. See "Risk Factors" in this Annual Report on Form 10-K.
Cash Flows from Investing Activities
Cash used in investing activities was $12.7 million in 2014 compared to $8.1 million in 2013. Cash used in investing activities in both periods was for purchases of property and equipment partially offset by $0.2 million and $2.6 million in proceeds from sales of property and investments in 2014 and 2013, respectively.
Cash Flows from Financing Activities
Cash used in financing activities was $15.4 million for 2014 compared to cash generated of $65.8 million for 2013. The increase of $81.2 million in cash used in financing activities in 2014 from 2013 was primarily due to a $15.0 million decrease in net borrowings under our Senior ABL Facility in 2014 compared to a $79.1 million increase in 2013, and $12.5 million in share repurchases in 2013.

Financing Arrangements
In October 2012 the Company entered into the Senior ABL Facility with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million.
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of January 31, 2015 we had $84.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of January 31, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of January 31, 2015 was $157.9 million, with $5.6 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments
The Senior ABL Facility will mature on the earlier of (i) October 11, 2017 or (ii) six months prior to the expiration of the Merchandising Agreement and other agreements with Sears Holdings or its subsidiaries in connection with the Separation that are specified in the Senior ABL Facility, unless such agreements have been extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.16% at January 31, 2015 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.25% at January 31, 2015.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At January 31, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Sears Holdings terminates the "Separation Agreements" (which include, among other SHO-Sears Holdings Agreements, the Merchandising Agreement and the Services Agreements).
Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As a result, we expect to fund our ongoing operations through existing cash and cash equivalents, cash generated by operating activities, and with funds available under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. As of January 31, 2015, we had cash and cash equivalents of $19.7 million.
Capital lease obligations as of January 31, 2015 and February 1, 2014 were $0.3 million and $0.8 million, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of January 31, 2015 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$84,100	$84,100	$—	$—	$—
Capital leases	323	147	104	72	—
Operating leases	208,547	60,008	91,197	37,578	19,764
Total Contractual Obligations	$292,970	$144,255	$91,301	$37,650	$19,764

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
Valuation of Inventory
Our inventory is valued at the lower of cost or market determined primarily using the retail inventory method, or "RIM." RIM is an averaging method that is commonly used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the year’s purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. We monitor the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.
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
Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion and design trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown cadences. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.
Income Taxes
Our deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If future utilization of deferred tax assets is uncertain, we may record a valuation allowance against certain deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, which governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters, Sears Holdings is responsible for any unrecognized tax benefits through the date of the Separation.
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
Goodwill Impairment Assessment
We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which reduced our goodwill balance as of January 31, 2015 to $0. This charge resulted from our evaluation of the carrying value of goodwill for possible impairment under accounting standards governing goodwill and other intangible assets. We reviewed the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicated the carrying value of goodwill may not be recoverable. The goodwill impairment test involved a two-step process. In the first step, SHO compared the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeded its carrying value, goodwill is not impaired and no further testing was required. If the fair value of the Hometown Reporting Unit was less than its carrying value, SHO must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value was allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill was less than its carrying value, the difference was recorded as a non-cash impairment loss.
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
Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to judgment. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which is reflected as "Impairment of goodwill" in the Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the corresponding impact beyond those periods.
Provision for Losses on Franchisee Receivables
The Company recognizes a provision for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The provision is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the provision for losses on franchisee receivables is recognized as selling, general, and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. We established the provision for losses on franchisee receivables in the third and fourth quarters of fiscal 2014 based on our receivable-by-receivable assessment during the year that some of the franchisee receivables were potentially uncollectible in future periods due to (a) declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due and (b) the refusal during the year of one of our franchisees to continue to operate its franchise stores in accordance with the franchisee's agreements with us.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Annual Report on Form 10-K contain forward-looking statements. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategy, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.

The following factors, among others, could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: the possible material adverse effects on SHO if Sears Holdings’ financial condition were to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; our ability to obtain the resolution, on commercially reasonable terms, of existing disputes and, when they arise, future disputes with Sears Holdings regarding many of the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly in light of the existence of pending, and the likelihood of future, disputes with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings, and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.

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

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
thousands, except per share amounts	January 31, 2015	February 1, 2014	February 2, 2013
NET SALES	$2,356,033	$2,421,562	$2,453,606
COSTS AND EXPENSES
Cost of sales and occupancy	1,803,497	1,843,418	1,840,207
Selling and administrative	546,636	506,630	504,400
Impairment of goodwill	167,000	—	—
Depreciation	10,172	12,006	9,474
Gain on the sale of assets	(113)	(1,567)	—
Total costs and expenses	2,527,192	2,360,487	2,354,081
Operating income (loss)	(171,159)	61,075	99,525
Interest expense	(3,861)	(3,046)	(899)
Other income	3,149	1,854	1,354
Income (loss) before income taxes	(171,871)	59,883	99,980
Income tax benefit (expense)	3,066	(24,333)	(39,900)
NET INCOME (LOSS)	$(168,805)	$35,550	$60,080

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(7.45)	$1.55	$2.60
Diluted:	$(7.45)	$1.55	$2.60

Basic weighted average common shares outstanding	22,666	22,984	23,100
Diluted weighted average common shares outstanding	22,666	22,989	23,100
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,746	$23,475
Accounts and franchisee receivables, net	15,456	19,252
Merchandise inventories	442,743	482,107
Prepaid expenses and other current assets	19,350	13,216
Total current assets	497,295	538,050
PROPERTY AND EQUIPMENT, net	50,708	48,973
GOODWILL	—	167,000
LONG-TERM DEFERRED TAXES	54,273	52,672
OTHER ASSETS, net	43,446	40,490
TOTAL ASSETS	$645,722	$847,185
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$84,100	$99,100
Payable to Sears Holdings Corporation	61,089	68,396
Accounts payable	14,888	24,129
Other current liabilities	60,938	60,319
Current portion of capital lease obligations	147	662
Total current liabilities	221,162	252,606
CAPITAL LEASE OBLIGATIONS	176	95
OTHER LONG-TERM LIABILITIES	2,098	4,259
TOTAL LIABILITIES	223,436	256,960
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	227	228
Authorized shares: 400,000
Issued shares: 22,736 and 22,753, respectively
Outstanding shares: 22,736 and 22,753, respectively
Capital in excess of par value	547,888	547,021
Retained earnings (deficit)	(125,829)	42,976
TOTAL STOCKHOLDERS' EQUITY	422,286	590,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$645,722	$847,185
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(168,805)	$35,550	$60,080
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	10,172	12,006	9,474
Share based compensation	866	911	—
Gain on the sale of assets	(113)	(1,567)	—
Impairment of goodwill	167,000	—	—
Provision for losses on franchisee receivables	13,055	—	—
Change in operating assets and liabilities:
Accounts and franchisee receivables	(12,988)	(26,823)	(10,301)
Merchandise inventories	39,364	(53,670)	(34,779)
Payable to Sears Holdings Corporation	(7,307)	(11,095)	79,491
Accounts payable	(9,241)	(7,701)	14,674
Store closing accruals	—	—	(2,201)
Customer deposits	(5,306)	633	3,046
Deferred income taxes	(7,129)	18,614	(1,641)
Other operating assets	1,069	1,525	(2,602)
Other operating liabilities	3,763	(22,751)	6,343
Net cash provided by (used in) operating activities	24,400	(54,368)	121,584
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	154	2,641	—
Purchases of property and equipment	(12,849)	(10,704)	(8,110)
Net cash used in investing activities	(12,695)	(8,063)	(8,110)
CASH FLOWS FROM FINANCING ACTIVITIES
Transfers to Sears Holdings Corporation	—	—	(12,264)
Dividend paid to Sears Holdings Corporation	—	—	(100,000)
Common stock repurchased and retired	—	(12,523)	—
Payments of capital lease obligations	(434)	(739)	(1,836)
Net short-term borrowings (payments)	(15,000)	79,100	20,000
Net cash provided by (used in) financing activities	(15,434)	65,838	(94,100)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,729)	3,407	19,374
CASH AND CASH EQUIVALENTS—Beginning of period	23,475	20,068	694
CASH AND CASH EQUIVALENTS—End of period	$19,746	$23,475	$20,068
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,622	$3,226	$899
Cash paid for income taxes	$824	$21,022	$—
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Divisional Equity prior to the Separation	Total Stockholders' Equity
Balance at January 28, 2012	—	$—	$—	$—	$538,106	$538,106

Net income (loss)	—	—	—	9,481	50,599	60,080
Net transfer to Sears Holdings Corporation	—	—	—	—	(12,264)	(12,264)
Dividend paid to Sears Holdings Corporation	—	—	—	—	(100,000)	(100,000)
Reclassification of divisional equity to common stock and additional paid in capital in conjunction with the Separation	23,100	231	476,210	—	(476,441)	—
Tax adjustment related to the Separation	—	—	80,365	—	—	80,365

Balance at February 2, 2013	23,100	231	556,575	9,481	—	566,287

Net income (loss)	—	—	—	35,550	—	35,550
Share-based compensation	87	1	910	—	—	911
Common stock repurchased and retired	(434)	(4)	(10,464)	(2,055)	—	(12,523)

Balance at February 1, 2014	22,753	228	547,021	42,976	—	590,225

Net income (loss)	—	—	—	(168,805)	—	(168,805)
Share-based compensation	(17)	(1)	867	—	—	866

Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$—	$422,286
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of January 31, 2015, the Company or its dealers and franchisees operated a total of 1,260 stores across all 50 states and in Puerto Rico and Bermuda. In these notes the terms "we," "us," "our," "SHO," and the "Company" refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Description of the Separation
On October 11, 2012, Sears Holdings Corporation ("Sears Holdings") completed the separation of its Sears Hometown and Hardware and Sears Outlet businesses (the "Separation"). As part of the Separation, in August 2012 through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO, which was formed in April 2012 as a wholly owned subsidiary of Sears Holdings. Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol "SHOS."
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
Prior to the Separation, the financial statements represented the Hometown and Hardware and Outlet businesses of Sears Holdings and with respect to all periods prior to the Separation were derived from the consolidated financial statements and accounting records of Sears Holdings, principally representing the historical results of operations and the historical basis of assets and liabilities of the Company's business. As pre-Separation business operations of Sears Holdings, we did not maintain our own legal, tax, and certain other corporate support functions. In connection with the Separation, Sears Holdings and SHO entered into services agreements to provide SHO with certain support services under the terms described in Note 7. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The consolidated financial statements contained herein, as they reflect information from 2012, may not be indicative of (1) the Company’s financial position, operating results, and cash flows in the future or (2) what the Company’s financial position, operating results, and cash flows would have been if the Hometown and Hardware and Outlet businesses of Sears Holdings had been a combined stand-alone business during all periods prior to the Separation.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal Year	Ended	Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts and franchisee receivables valuation, estimating depreciation and recoverability of long-lived assets, establishing insurance, warranty, legal and other reserves, performing goodwill and long-lived asset impairment analysis, and establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures.
Cash and Cash Equivalents
Cash equivalents include (1) all highly liquid investments with original maturities of three months or less at the date of purchase and (2) deposits in-transit from banks for payments related to third-party credit card and debit card transactions.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and notes receivable balances were $11.4 million at January 31, 2015 and $0 at February 1, 2014. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable. Our notes receivable balance is comprised of promissory notes that relate primarily to the sale of assets for our franchised locations.
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
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market. Merchandise inventories are valued under the retail inventory method, or "RIM," using primarily a last-in, first-out, or "LIFO," cost-flow assumption.
Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost and

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulting gross margins. The methodologies utilized by us in our application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes, and the computations inherent in the LIFO adjustment (where applicable). Management believes that RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. The inventory allowance for shrinkage and obsolescence was $12.1 million at January 31, 2015 and $11.5 million at February 1, 2014.
In connection with our LIFO calculation we estimate the effects of inflation on inventories by utilizing external price indices determined by the U.S. Bureau of Labor Statistics. If we had used the first-in, first-out, or "FIFO" method of inventory valuation instead of the LIFO method, merchandise inventories would have been $0.9 million higher at January 31, 2015 and $1.1 million higher at February 1, 2014.
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
Property and equipment consists of the following:

thousands	January 31, 2015	February 1, 2014
Land	$1,981	$1,978
Buildings and improvements	54,601	54,291
Furniture, fixtures and equipment	35,104	32,388
Capitalized leases	799	8,458
Total property and equipment	92,485	97,115
Less: accumulated depreciation	(41,777)	(48,142)
Total property and equipment, net	$50,708	$48,973
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
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. We did not record any significant impairment charges with respect to long-lived assets in our 2014, 2013, or 2012 fiscal years. See Note 5 regarding the $167.0 million non-cash goodwill impairment charge we recorded in the third quarter of our 2014 fiscal year.
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
Leases
We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected durations of the leases and contractual minimum lease payments specified in the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. We have subleases with Sears Holdings for 83 locations. We had rent expense paid to Sears Holdings of $27.8 million, $27.3 million and $30.9 million in 2014, 2013 and 2012, respectively.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2014	2013	2012
Minimum rentals	$63,115	$57,679	$52,294
Less-Sublease rentals	(28,457)	(19,678)	(14,626)
Total	$34,658	$38,001	$37,668

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Capital Leases	Operating Leases
thousands
2015	$147	$60,008
2016	58	50,830
2017	46	40,367
2018	46	25,311
2019	26	12,267
Thereafter	—	19,764
Total Minimum Lease Payments	323	208,547
Less - Sublease Income on Leased Properties	—	(78,295)
Net Minimum Lease Payments	323	$130,252

Less:
Implicit Interest	—
Capital Lease Obligations	323
Less Current Portion of Capital Lease Obligations	(147)
Long-term Capital Lease Obligations	$176

Warranty Reserves
Prior to the Separation, we were responsible for providing some instances of warranty coverage on certain Kenmore, Craftsman and DieHard products that we sold. We were self-insured for certain costs related to these claims. Our liability reflected on the Consolidated Balance Sheet, classified within other current liabilities, represented an estimate of the ultimate cost of claims incurred and included those not yet reported at the balance sheet date. In estimating this liability, we utilized loss development factors based on Company-specific data to project the future development of incurred losses. Loss estimates were adjusted based upon actual claims settlements and reported claims.
The following table presents changes in the Company’s warranty reserves:

thousands	January 31, 2015	February 1, 2014
Warranty reserve, beginning of period	$—	$3,734
Expense accruals during the period	—	—
Payments made under warranties	—	(3,734)
Warranty reserve, end of period	$—	$—
Post-Separation, the Company purchases merchandise from Sears Holdings with warranty. The Company expects the incrementally higher product costs to be similar to the warranty costs incurred to service products that were purchased without warranty prior to the Separation.
Insurance Programs
Prior to the Separation the Company participated in Sears Holdings’ insurance programs. Post-Separation we maintain with third-party insurance companies our own insurance arrangements for exposures incurred post-Separation for a number of risks including worker’s compensation and general liability claims. Insurance expense of $6 million, $7 million and $6 million was recorded during 2014, 2013 and 2012, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
Revenues include sales of merchandise, commissions on merchandise sales made through www.sears.com and www.searsoutlet.com, services and extended-service plans, and delivery and handling revenues related to merchandise sold. We recognize revenues from retail operations at the later of the point of sale or the delivery of goods to the end user. Net sales are presented net of any taxes collected from customers and remitted or payable to governmental authorities. We recognize revenues from commissions on services and extended-service plans, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.
The Company accepts Sears Holdings gift cards as tender for purchases and is reimbursed by Sears Holdings for gift cards tendered.
Reserve for Sales Returns and Allowances
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserve for returns and allowances was $2 million at January 31, 2015 and $2 million at February 1, 2014.
Cost of Sales and Occupancy
Cost of sales and occupancy are comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Sears Holdings related to our sale of products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks," and products branded with one of the KCD Marks are referred to as the "KCD Products"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by subsidiaries of Sears Holdings.

Dealer and Franchisee Commissions

In accordance with our agreements with our dealers and franchisees, we pay commissions to our dealers and franchisees on the net sales of merchandise and extended-service plans. In addition, each dealer and franchisee can earn commissions for third-party gift cards sold and can earn marketing support, home improvement referrals, rent support, and other items. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $297 million, $261 million, and $242 million in 2014, 2013 and 2012, respectively.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of dealer and franchisee commissions, payroll and benefits costs for retail and support employees, advertising, pre-opening costs, and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $74 million, $67 million and $67 million for 2014, 2013 and 2012, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of operations.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. Future changes in tax laws, changes in projected levels of taxable income, tax planning, and adoption and implementation of new accounting standards could impact the effective tax rate and tax balances recorded by us. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being recognized upon settlement. We will be subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. Theses audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years. Interest and penalties are classified as income tax expense in the Consolidated Statements of Operations.
Prior to the Separation, our taxable income was included in the consolidated federal, state and foreign income tax returns of Sears Holdings or its affiliates. Income taxes in these consolidated financial statements have been recognized on a separate return basis. Under a Tax Sharing Agreement between the Company and Sears Holdings entered into prior to the Separation (the "Tax Sharing Agreement"), Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation and the Company is responsible for any federal, state or foreign tax liability relating to tax periods ending after the Separation.
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
Cash and cash equivalents (level 1), accounts and notes receivable, short-term debt (level 2), merchandise payables, and accrued expenses are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. As disclosed in Note 5, the Company recorded a goodwill impairment charge during the third quarter of fiscal 2014. The Company utilized Level 3 inputs to measure the fair value of goodwill.
New Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update will be effective for the Company in the first quarter of 2015. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Extraordinary and Unusual Items
In January 2015, the FASB issued an accounting standards update which eliminates the concept of an extraordinary item. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This update will be effective for the Company in the first quarter of 2015. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the fourth quarter of 2016. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company in the first quarter of 2017 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard and has not yet determined the method by which the standard will be adopted.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update will be effective for the Company in the first quarter of 2015, and early adoption of the update is permitted. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. The update was effective and adopted by the Company in the first quarter of 2014 and impacted the Company's disclosures, but otherwise did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

	January 31, 2015
thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$6,169	$3,652	$9,821
Miscellaneous receivables	6,316	2,540	8,856
Long-term franchisee receivables	20,678	28,652	49,330
Other assets	1,973	290	2,263
Provision for losses on short-term franchisee receivables (1)	(3,212)	(9)	(3,221)
Provision for losses on long-term franchisee receivables (1)	(8,068)	(79)	(8,147)
Total Accounts and franchisee receivables and other assets	$23,856	$35,046	$58,902

	February 1, 2014
thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$2,748	$1,844	$4,592
Miscellaneous receivables	13,029	1,631	14,660
Long-term franchisee receivables	21,207	16,409	37,616
Other assets	2,662	212	2,874
Total Accounts and franchisee receivables and other assets	$39,646	$20,096	$59,742

(1) The Company recognizes a provision for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The provision is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the provision for losses on franchisee receivables is recognized as selling, general, and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. We established the provision for losses on franchisee receivables in the third and fourth quarters of fiscal 2014 based on our receivable-by-receivable assessment during the year that some of the franchisee receivables were potentially uncollectible in future periods due to (a) declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due and (b) the refusal during the year of one of our franchisees to continue to operate its franchise stores in accordance with the franchisee's agreements with us.

NOTE 3—PROVISION FOR LOSSES ON FRANCHISEE RECEIVABLES
The provision for losses on Franchisee Receivables, which was established in fiscal 2014, consists of the following:

thousands	January 31, 2015
Provision for losses on franchisee receivables, beginning of period	$—
Expense accruals during the period	13,055
Write off of franchisee receivables	(1,687)
Provision for losses on franchisee receivables, end of period	$11,368

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

thousands	January 31, 2015	February 1, 2014
Customer deposits	$30,241	$35,547
Sales and other taxes	12,458	11,403
Accrued expenses	16,265	9,523
Payroll and related items	4,072	8,105
Total Other current and long-term liabilities	$63,036	$64,578

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—GOODWILL
Goodwill allocated to our Hometown and Outlet segments as of January 31, 2015 and changes in the carrying amount of goodwill for the year ended January 31, 2015 are as follows:

thousands	Hometown	Outlet	Total
Balance (gross) at February 1, 2014	$167,000	$—	$167,000
Impairment Loss	(167,000)	—	(167,000)
Balance at January 31, 2015	$—	$—	$—
For fiscal year 2014, the $167 million decrease in goodwill is due entirely to the non-cash impairment loss with respect to the Hometown Reporting Unit as discussed further below.
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
Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to judgment. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which is reflected as "Impairment of goodwill" in the Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the corresponding impact beyond those periods.

NOTE 6—INCOME TAXES
In connection with the Separation, SHO and Sears Holdings entered into a Tax Sharing Agreement with Sears Holdings that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company is responsible for any federal, state or foreign tax liability. Current income taxes payable for any federal, state or foreign income tax returns is reported in the period incurred.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For 2014, 2013 and 2012, no unrecognized tax benefits have been identified and reflected in the financial statements. All of our tax years remain open since the Separation.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As no unrecognized tax benefits have been identified and reflected in the consolidated financial statements, no interest or penalties related to unrecognized tax benefits are reflected in the consolidated balance sheets or statements of operations.

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

The provisions for income tax expense for 2014, 2013 and 2012 consist of the following:

	Fiscal Year Ended
thousands	2014	2013	2012
Income (loss) before income taxes:
U.S.	$(172,829)	$58,713	$95,966
Foreign	958	1,170	4,014
Total	$(171,871)	$59,883	$99,980
Income tax expense (benefit):
Current:
Federal	$2,872	$3,808	$33,469
State	608	1,341	6,848
Foreign	584	570	1,224
Total	4,064	5,719	41,541
Deferred:
Federal	(6,037)	15,859	(2,226)
State	(1,093)	2,847	585
Foreign	—	(92)	—
Total	(7,130)	18,614	(1,641)
Income tax provision	$(3,066)	$24,333	$39,900

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	2014	2013	2012
Federal tax rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	0.2%	4.5%	4.9%
Goodwill	(34.0)%	—%	—%
Other	0.6%	1.1%	—%
Effective tax rate	1.8%	40.6%	39.9%

The major components of the deferred tax assets and liabilities as of January 31, 2015 and February 1, 2014 are as follows:

	Fiscal Year Ended
thousands	January 31, 2015	February 1, 2014
Deferred tax assets
Bad Debts	$4,412	$—
Capital Leases	17	183
Deferred Compensation	548	2,030
Deferred Rent	2,180	1,856
Favorable Leases	105	1,155
Inventory	1,579	—
Property Taxes	1,108	608
Royalty-free License	53,023	57,131
Store Closing Reserve	—	149
Other	4,871	2,539

Total deferred tax assets	$67,843	$65,651
Deferred tax liabilities
Inventory	—	(5,098)
Property	(1,936)	(1,865)
Other	(751)	(661)

Total deferred tax liabilities	(2,687)	(7,624)
Net deferred tax assets	$65,156	$58,027

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of negative evidence evaluated concerned the estimated future foreign taxable income available to use the foreign tax credit carryforward deferred tax asset of $0.3 million. On the basis of this analysis, for the years ended January 31, 2015 and February 1, 2014, a valuation allowance of $0.1 million and $0.3 million, respectively, was added through tax expense to reduce this deferred tax asset since it does not meet the more likely than not standard for realization. For the year ended January 31, 2015, the valuation allowance was reduced by $0.2 million due to changes in Puerto Rican law. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realization of the deferred tax asset.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information, ESL beneficially owns approximately 47% of our outstanding shares of common stock and approximately 53% of Sears Holdings' outstanding shares of common stock.
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

•
We obtain a significant amount of our merchandise inventories from Sears Holdings. This enables us to take advantage of the amount and scope of Sears Holdings purchasing activities. We are party to a Merchandising Agreement with Sears Holdings, Kmart and SRC (the "Merchandising Agreement") pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears-branded products including KCD Products and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, or the "Sears marks," including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in April 2018, subject to two three-year renewal terms with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners. We are also party to agreements with Sears Holdings for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Sears Holdings' SYW program.

•
We obtain our merchandise from Sears Holdings and other vendors. For the year ended January 31, 2015, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 84% of our total purchases of inventory from all vendors with a comparable level of purchases from Sears Holdings in 2013 and 2012. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

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

•
Sears Holdings has licensed the Company until October 11, 2029, on a royalty-free basis, to use under specified conditions (1) the name "Sears" in our corporate name and to promote our businesses and (2) the www.searsoutlet.com, www.searshomeapplianceshowroom.com, www.searshometownstores.com, and www.searshardwarestores.com domain names to promote our businesses. Also, Sears Holdings has licensed the Company until October 11, 2029, on an exclusive, royalty-free basis, under specified conditions to use for the purpose of operating our stores the names "Sears Appliance & Hardware," "Sears Authorized Hometown Stores," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware," and "Sears Outlet Store."

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
thousands

Net Commissions from Sears Holdings Corporation	$99,054	$90,085	$83,756
Purchases related to cost of sales and occupancy (1)	1,499,231	1,597,716	1,608,741
Services included in selling and administrative (1)	96,027	115,740	84,003

(1)
We reduced the amounts previously presented for fiscal years 2013 and 2012 by $93.6 million and $65.1 million, respectively, in "Purchases related to cost of sales and occupancy" and have reclassified the amounts into "Services." The reclassified items were primarily costs associated with marketing.

In 2012 Services were $84.0 million which consisted of allocations of $54.3 million of shared services costs pre-Separation and charges of $29.7 million of shared services costs post-Separation.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FINANCING ARRANGEMENT
In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of January 31, 2015 we had $84.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of January 31, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of January 31, 2015 was $157.9 million, with $5.6 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.16% at January 31, 2015 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.25% at January 31, 2015.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At January 31, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Sears Holdings terminates the "Separation Agreements" (which include, among other SHO-Sears Holdings Agreements, the Merchandising Agreement and the Services Agreements).

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom formats. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The Net Sales categories include appliances, lawn and garden, tools and paint and other. The other category includes initial franchise revenue of $0.3 million, $5.5 million and $11.2 million from Hometown in 2014, 2013 and 2012, respectively, and $16.6 million and $20.1 million from Outlet in 2014 and 2013 respectively. Initial franchise revenues consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	2014
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,056,114	$522,247	$1,578,361
Lawn and garden	316,725	22,297	339,022
Tools and paint	204,117	18,471	222,588
Other	115,421	100,641	216,062
Total	1,692,377	663,656	2,356,033
Costs and expenses
Cost of sales and occupancy	1,297,212	506,285	1,803,497
Selling and administrative	403,367	143,269	546,636
Impairment of goodwill	167,000	—	167,000
Depreciation	3,817	6,355	10,172
Gain on the sale of assets	(113)	—	(113)
Total	1,871,283	655,909	2,527,192
Operating income (loss)	$(178,906)	$7,747	$(171,159)
Total assets	$430,128	$215,594	$645,722
Capital expenditures	$3,046	$9,803	$12,849

	2013
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,160,894	$478,435	$1,639,329
Lawn and garden	319,725	23,743	343,468
Tools and paint	213,575	14,674	228,249
Other	117,325	93,191	210,516
Total	1,811,519	610,043	2,421,562
Costs and expenses
Cost of sales and occupancy	1,389,627	453,791	1,843,418
Selling and administrative	396,073	110,557	506,630
Depreciation	6,321	5,685	12,006
Gain on the sale of assets	—	(1,567)	(1,567)
Total	1,792,021	568,466	2,360,487
Operating income	$19,498	$41,577	$61,075
Total assets	$632,437	$214,748	$847,185
Capital expenditures	$3,731	$6,973	$10,704

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,151,356	$452,201	$1,603,557
Lawn and garden	343,575	19,034	362,609
Tools and paint	234,457	15,859	250,316
Other	159,875	77,249	237,124
Total	1,889,263	564,343	2,453,606
Costs and expenses
Cost of sales and occupancy	1,433,880	406,327	1,840,207
Selling and administrative	394,335	110,065	504,400
Depreciation	3,658	5,816	9,474
Total	1,831,873	522,208	2,354,081
Operating income	$57,390	$42,135	$99,525
Total assets	$633,060	$152,743	$785,803
Capital expenditures	$3,338	$4,772	$8,110

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 —QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables reflect the unaudited quarterly consolidated statements of operations for the periods indicated.

	Fiscal Year Ended January 31, 2015
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$589,854	$638,693	$565,147	$562,339
COSTS AND EXPENSES
Cost of sales and occupancy	445,955	491,604	430,085	435,853
Selling and administrative	135,279	139,226	139,766	132,365
Impairment of goodwill	—	—	167,000	—
Depreciation	2,288	2,067	2,035	3,782
Loss (gain) on the sale of assets	—	—	(155)	42
Total costs and expenses	583,522	632,897	738,731	572,042
Operating income (loss)	6,332	5,796	(173,584)	(9,703)
Interest expense	(934)	(905)	(915)	(1,107)
Other income	680	798	888	783
Income (loss) before income taxes	6,078	5,689	(173,611)	(10,027)
Income tax benefit (expense)	(2,399)	(2,329)	2,401	5,393
NET INCOME (LOSS)	$3,679	$3,360	$(171,210)	$(4,634)

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.16	$0.15	$(7.55)	$(0.20)
Diluted:	$0.16	$0.15	$(7.55)	$(0.20)

Basic weighted average common shares outstanding	22,666	22,666	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666	22,666	22,666

	Fiscal Year Ended February 1, 2014
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$601,117	$656,899	$561,068	$602,478
COSTS AND EXPENSES
Cost of sales and occupancy	446,869	508,502	425,596	462,451
Selling and administrative	127,188	130,928	121,698	126,816
Depreciation	2,341	2,050	2,177	5,438
Gain on the sale of assets	—	—	(1,567)	—
Total costs and expenses	576,398	641,480	547,904	594,705
Operating income	24,719	15,419	13,164	7,773
Interest income (expense)	(589)	(642)	(738)	(1,077)
Other income	415	431	460	548
Income before income taxes	24,545	15,208	12,886	7,244
Income tax expense	(9,548)	(6,073)	(5,191)	(3,521)

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INCOME	$14,997	$9,135	$7,695	$3,723

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.65	$0.40	$0.33	$0.16
Diluted:	$0.65	$0.40	$0.33	$0.16

Basic weighted average common shares outstanding	23,100	23,100	22,999	22,729
Diluted weighted average common shares outstanding	23,100	23,106	22,999	22,729

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually or in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In connection with the Separation, stockholders purchased from Sears Holdings a total of 23.1 million shares of our common stock upon the exercise of subscription rights distributed to Sears Holdings' stockholders. This share amount has been utilized for the calculation of basic and diluted income (loss) per share for all periods prior to the Separation.

The following table sets forth the components used to calculate basic and diluted income (loss) per common share attributable to our stockholders.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
thousands except income per common share
Basic weighted average shares	22,666	22,984	23,100
Dilutive effect of restricted stock	—	5	—
Diluted weighted average shares	22,666	22,989	23,100

Net income (loss)	$(168,805)	$35,550	$60,080

Income (loss) per common share:

Basic	$(7.45)	$1.55	$2.60
Diluted	$(7.45)	$1.55	$2.60

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — EQUITY
Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (the "Stock Plan"). In the second quarter of 2013 the Company granted a total of 89,221 shares of restricted stock, with a grant date fair value of $3.9 million, under the Stock Plan to a group of eligible individuals (as defined in the Stock Plan), all of whom were employees of the Company at the time of the grant. We are also authorized to grant stock options and to make other awards to eligible plan participants pursuant to the Stock Plan. Except for the 89,221 shares of restricted stock, the Company has made no stock-option or other grants or awards under the plan. Of the original grant of 89,221 shares of restricted stock, 18,974 shares have been forfeited.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During 2014 and 2013 we recorded $0.9 million in total compensation expense related to the 70,247 shares of restricted stock (none of which had vested). At January 31, 2015, we had $1.3 million in total unrecognized compensation cost, which we expect to recognize over approximately the next 1.25 years.

The 70,247 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with, and subject to the terms and conditions of, restricted stock agreements governing the awards, including forfeiture conditions, and the Stock Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. We do not currently have a broad-based program that provides for restricted stock awards on an annual basis. Changes in restricted stock awards for 2014 were as follows:

	52 Weeks Ended January 31, 2015
(Shares in thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	87	$44.45
Granted	—	—
Vested	—	—
Forfeited	(17)	44.45
Balance at 1/31/2015	70	$44.45

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. Shares that are repurchased by the Company pursuant to the repurchase program are retired and resume the status of authorized and unissued shares of common stock. During the third quarter of 2013 the Company adopted a Rule 10b5-1 plan that terminated on December 6, 2013. At January 31, 2015 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
No shares were repurchased during the 2014 fiscal year. During the 2013 fiscal year we repurchased 434,398 shares of our common stock at a total cost of $12.5 million. Our repurchases for the fiscal year ended February 1, 2014 were made at an average price of $28.83. We account for the repurchased and retired shares by reducing par value and capital in excess of par value up to the per share amount recorded in connection with the Separation, with the excess repurchase price recorded as a reduction to retained earnings. At January 31, 2015 we had $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—DEFINED CONTRIBUTION PLAN

We sponsor a Sears Hometown and Outlet Stores, Inc. 401(k) savings plan for employees meeting service-eligibility requirements. The Company offers a discretionary match contribution. The expense related to the savings plan has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service.
Expenses for the retirement savings plan were as follows:

thousands	2014	2013	2012
401(k) Savings Plan	$1,137	$289	$—

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores, Inc. (the "Company") as of January 31, 2015 and February 1, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 31, 2015 and February 1, 2014, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 1, prior to October 11, 2012, the Company operated as part of Sears Holdings Corporation ("Sears Holdings"). The accompanying consolidated financial statements, prior to October 11, 2012, were prepared from accounting records maintained by Sears Holdings and the Company and may not be indicative of what the financial position, results or operations, and cash flows would have been if the Company had been a stand-alone entity. As more fully described in Notes 1 and 7, certain costs included in the accompanying consolidated financial statements represent allocations from Sears Holdings.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Chicago, Illinois
April 2, 2015

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the company's fourth fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2015, with the participation of our principal executive and principal financial officers. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management's assessment, management believes that as of January 31, 2015, the Company’s internal controls over financial reporting were effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of January 31, 2015 has been audited by BDO USA, LLP as stated in their Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the internal control over financial reporting of Sears Hometown and Outlet Stores, Inc. (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2015 and February 1, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015 and our report dated April 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Chicago, Illinois
April 2, 2015

Item 9B. Other Information.

On April 1, 2015 William R. Harker, a member of the Company's Board of Directors and the Chairman of the Board, notified the Company that, due to his other responsibilities, he declined to stand for reelection to the Board of Directors at the Company's 2015 Annual Meeting of Stockholders.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors," "Corporate Governance-Director Independence," "Audit Committee Financial Experts," and "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance" of the 2015 Proxy Statement and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is included under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
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
During the Company's 2014 fiscal year there were no changes to the process by which stockholders may recommend nominees to the Board of Directors.

Item 11.	Executive Compensation
Information regarding executive and director compensation is incorporated herein by reference to information under the headings "Item 1-Election of Directors-Executive Compensation," "Item 1-Election of Directors-Compensation of Directors," and "Item 1-Election of Directors-Executive Compensation-Compensation Committee Report" of the 2015 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "Item 1-Election of Directors-Compensation Committee Report" of the 2015 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1-Election of Directors-Amount and Nature of Beneficial Ownership" of the 2015 Proxy Statement.

Equity Compensation Plan Information
The below table reflects information, as of January 31, 2015, about securities authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	--	--	3,929,753 (2)
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	--	--	3,929,753 (2)

(1) To date, we have not issued any options, warrants, or other rights under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan that are exercisable for the purchase of shares of our common stock.
(2) Represents shares of common stock that may be issued pursuant to the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Awards under the plan may be in the form of restricted stock, stock units representing rights to receive cash or shares of our common stock, stock options, stock appreciation rights, and other awards. The amount reported excludes 70,247 shares of restricted stock that were outstanding as of January 31, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions with Sears Holdings, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to information under the headings "Certain Relationships and Transactions" and "Corporate Governance" in the 2015 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 3-Ratification of Appointment of Independent Registered Public Accounting Firm — Independent Registered Accounting Firm Fees" of the 2015 Proxy Statement.

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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* W. Bruce Johnson W. Bruce Johnson	Director, Chief Executive Officer and President (principal executive officer)	April 2, 2015

* William R. Harker William R. Harker	Chairman of the Board of Directors	April 2, 2015

* E.J. Bird E.J. Bird	Director	April 2, 2015

* Jeffrey Flug Jeffrey Flug	Director	April 2, 2015

* James F. Gooch James F. Gooch	Director	April 2, 2015

* Josephine Linden Josephine Linden	Director	April 2, 2015

/S/Ryan D. Robinson * Ryan D. Robinson		April 2, 2015

as Attorney-in-fact

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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

10.6	Amendment No. 1 to Store License Agreement (Outlet) between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated December 9, 2013.
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

10.13
Amendment No. 2 to Services Agreement between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Management Corporation dated April 23, 2014 (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.14(2)	Amendment No. 3 to Services Agreement between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Management Corporation dated March 11, 2015.
10.15(1)
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

10.17
Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated as of August 31, 2012 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.18
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

10.19
Supplemental Agreement between Sears Hometown and Outlet Stores, Inc. and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.20(3)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.21(3)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.22(3)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.23(3)
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the 53 weeks ended February 1, 2014 (File No. 001-35641)).

10.24(3)
Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 000-51217)).

10.25(3)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
10.26(3)
Form of Executive Severance/Non-Compete Agreement (incorporated by reference to Exhibit 10.5 to Sears Holdings Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 (File No. 000-51217)).

10.27(3)
Executive Severance Agreement dated and effective as of August 6, 2012 between Sears Holdings Corporation and its affiliates and subsidiaries and Steven D. Barnhart (incorporated by reference to Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.28(3)
Executive Severance Agreement dated June 10, 2014 between Sears Holdings Corporation and its affiliates and subsidiaries and Ryan D. Robinson (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.29(3)
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

10.31(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and John E. Ethridge II dated August 28, 2012 (incorporated by reference to Exhibit 10.20 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.32(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.33(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Steven D. Barnhart, dated August 28, 2012 (incorporated by reference to Exhibit 10.22 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.34(3)	Amended and restated offer letter between Sears Hometown and Outlet Stores, Inc. and Becky Iliff dated April 2, 2014.
10.35(3)
Offer letter between Sears Hometown and Outlet Stores, Inc. and Ryan D. Robinson, dated June 10, 2014 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.36(3)
Executive Severance/Non-Compete Agreement dated February 14, 2006 between Sears Holdings Corporation and its affiliates and subsidiaries and W. Bruce Johnson (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the 53 weeks ended February 1, 2014 (File No. 001-35641)).

10.37
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

10.38
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

10.39
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
101(4)
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; (ii) the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (iii) the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013; and (v) the Notes to the Consolidated Financial Statements.

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