Form 10-Q
period 2015-06-04
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2015-06-05
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 2, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2015, the registrant had 22,735,849 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 2, 2015 and May 3, 2014

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	May 2, 2015	May 3, 2014
NET SALES	$582,769	$589,854
COSTS AND EXPENSES
Cost of sales and occupancy	442,410	445,955
Selling and administrative	134,502	135,279
Depreciation	1,861	2,288
Total costs and expenses	578,773	583,522
Operating income	3,996	6,332
Interest expense	(781)	(934)
Other income	682	680
Income before income taxes	3,897	6,078
Income tax expense	(1,747)	(2,399)
NET INCOME	$2,150	$3,679

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.09	$0.16
Diluted:	$0.09	$0.16

Basic weighted average common shares outstanding	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	May 2, 2015	May 3, 2014	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,393	$23,145	$19,746
Accounts and franchisee receivables, net	20,422	23,233	15,456
Merchandise inventories	438,895	493,203	442,743
Prepaid expenses and other current assets	19,220	13,146	19,350
Total current assets	505,930	552,727	497,295
PROPERTY AND EQUIPMENT, net	50,613	50,303	50,708
GOODWILL	—	167,000	—
LONG-TERM DEFERRED TAXES	56,209	50,489	54,273
OTHER ASSETS, net	42,518	42,668	43,446
TOTAL ASSETS	$655,270	$863,187	$645,722
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$30,000	$98,100	$84,100
Payable to Sears Holdings Corporation	101,156	86,170	61,089
Accounts payable	24,825	21,038	14,888
Other current liabilities	73,002	59,090	60,938
Current portion of capital lease obligations	117	490	147
Total current liabilities	229,100	264,888	221,162
CAPITAL LEASE OBLIGATIONS	206	62	176
OTHER LONG-TERM LIABILITIES	1,935	4,047	2,098
TOTAL LIABILITIES	231,241	268,997	223,436
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	424,029	594,190	422,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$655,270	$863,187	$645,722
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
Thousands	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,150	$3,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,861	2,288
Share-based compensation	(407)	286
Provision for losses on franchisee receivables	364	—
Change in operating assets and liabilities:
Accounts and franchisee receivables	(4,567)	(6,340)
Merchandise inventories	3,848	(11,096)
Payable to Sears Holdings Corporation	40,067	17,774
Accounts payable	9,937	(3,091)
Customer deposits	1,518	(1,685)
Deferred income taxes	55	2,440
Other operating assets	(1,384)	317
Other operating liabilities	10,383	210
Net cash provided by operating activities	63,825	4,782
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,078)	(3,940)
Net cash used in investing activities	(2,078)	(3,940)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations	—	(172)
Net short-term borrowings (payments)	(54,100)	(1,000)
Net cash used in financing activities	(54,100)	(1,172)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,647	(330)
CASH AND CASH EQUIVALENTS—Beginning of period	19,746	23,475
CASH AND CASH EQUIVALENTS—End of period	$27,393	$23,145
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$834	$822
Cash paid (refunded) for income taxes	$(5,015)	$105
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at February 1, 2014	22,753	$228	$547,021	$42,976	$590,225
Net income		—	—	3,679	3,679
Share-based compensation	(3)	(1)	287	—	286
Balance at May 3, 2014	22,750	$227	$547,308	$46,655	$594,190

Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net income		—	—	2,150	2,150
Share-based compensation	—	—	(407)	—	(407)
Balance at May 2, 2015	22,736	$227	$547,481	$(123,679)	$424,029
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of May 2, 2015 the Company or its dealers and franchisees operated a total of 1,248 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended May 2, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Our fiscal-year end is the Saturday closest to January 31 each year. Our first fiscal-quarter end is the Saturday closest to April 30 each year.
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
On an ongoing basis the Company evaluates its business relationships, such as those with its dealers, franchisees, and suppliers, to identify potential variable interest entities. Generally, these businesses either qualify for a scope exception under the consolidation guidance or, where a variable interest exists, the Company does not possess the power to direct the activities that most significantly impact the economic performance of these businesses. The Company has not consolidated any of such entities in the periods presented.
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

The Company was not required to measure any other significant non-financial asset or liability at fair value as of May 2, 2015.
Recent Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update was effective for the Company in the first quarter of 2015. The adoption of the new standard did not impact the Company’s consolidated financial position, results of operations, cash flows or disclosures.
Extraordinary and Unusual Items
In January 2015, the FASB issued an accounting standards update which eliminates the concept of an extraordinary item. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This update was effective for the Company in the first quarter of 2015. The adoption of the new standard did not impact the Company’s consolidated financial position, results of operations, cash flows or disclosures.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued an accounting standards update which modifies the requirements for disposals to qualify as discontinued operations and expands related disclosure requirements. The update was effective for the Company in the first quarter of 2015. The adoption of the new standard did not impact the Company’s consolidated financial position, results of operations, cash flows or disclosures.

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

	May 2, 2015
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$6,809	$3,569	$10,378
Miscellaneous receivables	11,039	2,161	13,200
Long-term franchisee receivables	19,715	28,551	48,266
Other assets	1,798	252	2,050
Provision for losses on short-term franchisee receivables (1)	(3,147)	(9)	(3,156)
Provision for losses on long-term franchisee receivables (1)	(7,719)	(79)	(7,798)
Total Accounts and franchisee receivables and other assets	$28,495	$34,445	$62,940

	May 3, 2014
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$2,734	$2,196	$4,930
Miscellaneous receivables	15,445	2,858	18,303
Long-term franchisee receivables	20,582	19,391	39,973
Other assets	2,495	200	2,695
Total Accounts and franchisee receivables and other assets	$41,256	$24,645	$65,901

	January 31, 2015
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$6,169	$3,652	$9,821
Miscellaneous receivables	6,316	2,540	8,856
Long-term franchisee receivables	20,678	28,652	49,330
Other assets	1,973	290	2,263
Provision for losses on short-term franchisee receivables (1)	(3,212)	(9)	(3,221)
Provision for losses on long-term franchisee receivables (1)	(8,068)	(79)	(8,147)
Total Accounts and franchisee receivables and other assets	$23,856	$35,046	$58,902

(1) The Company recognizes a provision for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The provision is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the provision for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deductions to the extent of available commissions payable. We established the provision for losses on franchisee receivables during the 2014 fiscal year based on our receivable-by-receivable assessment that some of the franchisee receivables were potentially uncollectible in future periods due to (a) declining results of operations of, or other adverse financial events with respect to, Hometown franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due and (b) the refusal during the year of one of our Hometown franchisees to continue to operate its franchise stores in accordance with the franchisee's agreements with us. We have commenced litigation that seeks to recover approximately $4.4 million on guarantees with respect to some of the 2014 losses, but we cannot predict whether we will recover any monies.

NOTE 3—PROVISION FOR LOSSES ON FRANCHISEE RECEIVABLES
The provision for losses on Franchisee Receivables, which was established in fiscal 2014, consists of the following:

Thousands	May 2, 2015	May 3, 2014	January 31, 2015
Provision for losses on franchisee receivables, beginning of period	$11,368	$—	$—
Expense accruals during the period	364	—	13,055
Write off of franchisee receivables	(778)	—	(1,687)
Provision for losses on franchisee receivables, end of period	$10,954	$—	$11,368

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	May 2, 2015	May 3, 2014	January 31, 2015
Customer deposits	$31,758	$33,862	$30,241
Sales and other taxes	15,855	13,690	12,458
Accrued expenses	20,601	8,551	16,265
Payroll and related items	4,685	7,034	4,072
Store closing, severance, and executive transition costs	2,038	—	—
Total Other current and long-term liabilities	$74,937	$63,137	$63,036

NOTE 5—GOODWILL
We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014.
We reviewed the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicated the carrying value of goodwill may not be recoverable. The goodwill impairment test involved a two-step process. In the first step, SHO compared the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeded its carrying value, goodwill was not impaired and no further testing was required. If the fair value of the Hometown Reporting Unit was less than its carrying value, SHO performed the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value was allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill was less than its carrying value, the difference was recorded as a non-cash impairment loss.
During the third quarter of fiscal 2014 we determined that sufficient indicators of potential impairment existed to require that we conduct an interim impairment analysis of the Hometown Reporting Unit's goodwill. These indicators included a significant and sustained decline in the recent trading values of SHO's stock, coupled with market conditions and business trends affecting the Hometown Reporting Unit. The primary operating factors were declines in revenue and profitability for fiscal 2014. Merchandise revenues in fiscal 2014 were impacted by the highly promotional environment, along with other

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

factors that caused declines in comparable store sales and related profitability below expectations for the Hometown Reporting Unit.
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

Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to change. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded the $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which was reflected as "Impairment of goodwill" in the Condensed Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the projected corresponding impact beyond those periods.
NOTE 6—INCOME TAXES
SHO and Sears Holdings have entered into a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings generally is responsible for any federal, state, or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company generally is responsible for any federal, state, or foreign tax liability. Current income taxes payable for any federal, state, or foreign income tax returns is reported in the period incurred.
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 Weeks ended May 2, 2015 and May 3, 2014, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of May 2, 2015 the Company's net deferred tax asset balance was $65.1 million compared to $55.6 million as of May 3, 2014 and $65.2 million as of January 31, 2015.

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates (collectively, "ESL") beneficially own approximately 46% of our outstanding shares of common stock and approximately 56% of Sears Holdings' outstanding shares of common stock.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SHO and Sears Holdings have entered into various agreements (the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company engages in frequent discussions, and seeks to resolve disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details are not addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, are in dispute as to their meaning or application in the context of the existing business relationships. Some of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. In many other instances the Company's dispute-resolution efforts, which are continuing, have yet to resolve the underlying disputes.
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

•
We obtain a significant amount of our merchandise inventories from Sears Holdings. We have a retailer's customary rights to return to Sears Holdings merchandise that is defective (except with respect to agreed-upon amounts of defective apparel that we purchase and then liquidate) or otherwise does not meet contract requirements. In addition, we may determine that an item of Outlet merchandise (usually merchandise that is not new in-box) we have received from Sears Holdings cannot be refurbished or reconditioned or is otherwise not in a physical condition to offer for sale to our customers. We and Sears Holdings (and our Outlet vendors generally) refer to an item of merchandise in this condition as "not saleable" or "non-saleable," and in the normal course we can return the item to Sears Holdings. We generally have comparable return rights with our other Outlet vendors.

•	We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings, together the "KCD Marks").

•	We pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

•	We have also entered into agreements with Sears Holdings for logistics, handling, warehouse, and transportation services, the charges for which are based generally on merchandise inventory units.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Thousands

Net Commissions from Sears Holdings	$24,396	$28,169
Purchases related to cost of sales and occupancy (1)	359,354	387,186
Services (1)	23,378	25,739

(1) Amounts previously presented for the 13 Weeks ended May 3, 2014 within "Purchases related to cost of sales and occupancy" have been reclassified into "Services." The reclassified items were primarily costs associated with marketing. The reclassified amount for the 13 Weeks ended May 3, 2014 was $20.3 million.

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

NOTE 8—FINANCING ARRANGEMENT

As of May 2, 2015 we had $30.0 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the "Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 2, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 2, 2015 was $214.4 million, with $5.6 million of letters of credit outstanding under the facility.
The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments
The Senior ABL Facility will mature on the earlier of (i) October 11, 2017 or (ii) six months prior to the expiration of our Merchandising Agreement with Sears Holdings (the "Merchandising Agreement"), our Services Agreement with Sears Holdings (the "Services Agreement"), and the other agreements with Sears Holdings or its subsidiaries in connection with the Separation that are specified in the Senior ABL Facility, unless such agreements have been extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.18% at May 2, 2015 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.25% at May 2, 2015.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At May 2, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement, the Services Agreement, and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, and Sears Holdings terminating the "Separation Agreements" (which include, among other SHO-Sears Holdings Agreements, the Merchandising Agreement and the Services Agreement).

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $0.5 million and $3.3 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively). Initial franchise revenue consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	13 Weeks Ended May 2, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$254,912	$140,765	$395,677
Lawn and garden	89,976	4,431	94,407
Tools and paint	42,312	4,331	46,643
Other	23,460	22,582	46,042
Total	410,660	172,109	582,769
Costs and expenses
Cost of sales and occupancy	311,087	131,323	442,410
Selling and administrative	93,804	40,698	134,502
Depreciation	653	1,208	1,861
Total	405,544	173,229	578,773
Operating income (loss)	$5,116	$(1,120)	$3,996
Total assets	$460,297	$194,973	$655,270
Capital expenditures	$971	$1,107	$2,078

	13 Weeks Ended May 3, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$245,526	$137,528	$383,054
Lawn and garden	95,340	4,891	100,231
Tools and paint	46,137	4,491	50,628
Other	31,533	24,408	55,941
Total	418,536	171,318	589,854
Costs and expenses
Cost of sales and occupancy	312,154	133,801	445,955
Selling and administrative	98,837	36,442	135,279
Depreciation	651	1,637	2,288
Total	411,642	171,880	583,522
Operating income (loss)	$6,894	$(562)	$6,332
Total assets	$658,267	$204,920	$863,187
Capital expenditures	$679	$3,261	$3,940

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

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended
	May 2, 2015	May 3, 2014
Thousands except income per common share
Basic weighted average shares	22,666	22,666
Dilutive effect of restricted stock	—	—
Diluted weighted average shares	22,666	22,666

Net income	$2,150	$3,679

Income per common share:

Basic	$0.09	$0.16
Diluted	$0.09	$0.16

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 to a group of eligible individuals (as defined in the Plan), all of whom were employees of the Company at the time of the grants. As of May 2, 2015, 18,974 shares of the original grant of 89,221 shares of restricted stock had been forfeited. During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. None of the stock units had been forfeited as of May 2, 2015. We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible plan participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the 89,221 shares of restricted stock and the 159,475 stock units, the Company has made no other grants or awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first quarter of 2015 we recorded $(0.4) million in total compensation expense for the remaining 70,247 shares of restricted stock, including the reversal of approximately $0.6 million of compensation expense related to severance and executive transition costs, and $0.03 million in total compensation expense for the 159,475 stock units (all of which stock units are payable solely in cash based on our stock price at the vesting date and none of which had vested as of May 2, 2015). At May 2, 2015 we had $0.7 million in total unrecognized compensation cost related to the non-vested restricted stock, which cost we expect to recognize over approximately the next twelve months. At May 2, 2015, we had $1.1 million in total unrecognized compensation cost related to the 159,475 stock units, which cost we expect to recognize over approximately the next three years.

The 70,247 shares of restricted stock will vest, if at all, on May 16, 2016 in accordance with and subject to the terms and conditions of restricted-stock agreements, including forfeiture conditions, and the Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. Changes in restricted-stock awards for 2015 were as follows:

	13 Weeks Ended May 2, 2015
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	70	$44.45
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at 5/2/2015	70	$44.45

The 159,475 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company may suspend or terminate the repurchase program at any time. At May 2, 2015 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 13 Weeks ended May 2, 2015. At May 2, 2015 we had approximately $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the "2014 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of May 2, 2015, we or our dealers and franchisees operated a total of 1,248 stores across all 50 states, Puerto Rico, and Bermuda. In the first quarter of 2015, the Company opened nine new stores and closed twenty-one stores.
In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts.

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

As of May 2, 2015, Hometown consisted of 1,091 stores as follows:

•
926 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
67 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	98 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of May 2, 2015, Hometown consisted of 921 dealer-operated stores, 112 franchisee-operated stores, and 58 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions to the dealers and franchisees when they sell the Company's merchandise and provide services.
The Company completed the first Outlet store franchise transactions in the first quarter of 2013 and, since that time, the Company has continued to franchise Outlet stores. As of May 2, 2015, 64 of the 157 Outlet stores were operated by franchisees.
Dealers and franchisees exercise control over the day-to-day operations of their stores, make capital decisions regarding their stores, and exclusively make all hiring, compensation, benefits, termination, and other decisions regarding the terms and conditions of employment, and exclusively establish all employment policies, procedures, and practices, with respect to employees.
Several of the primary differences between Company-operated stores and dealer or franchisee-operated stores are that (1) the Company is responsible for occupancy and payroll costs associated with Company-operated stores while dealers and franchisees are responsible for these costs for their stores, (2) the Company is responsible for all terms and conditions of

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

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
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation results from a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected financial returns to the Company from new store development, which in turn impacts the number of Company-operated stores that the Company decides from time to time to make available for transfer to franchisees. Initial franchise revenues were $0.5 million and $3.3 million in the first quarter of 2015 and 2014, respectively.

	13 Weeks Ended
Thousands	May 2, 2015	May 3, 2014
Hometown	$(6)	$(194)
Outlet	496	3,482
Total initial franchise revenues	$490	$3,288

Online
We believe that the results of operations for our businesses have been adversely affected by the continuing growth at other retailers of online sales of merchandise in important product categories, especially home appliances. While our online commissions from Sears Holdings have grown over time, our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, are constrained by the SHO-Sears Holdings Agreements and by actions that Sears Holdings has taken that we believe are not in compliance with the Merchandising Agreement and the Services Agreements and as to which we have objected. We believe that these constraints and actions likely will continue to adversely affect our ability to conduct, and grow, our online business and, as a consequence, likely will continue to adversely affect our results of operations. These adverse effects likely will increase over time. We have, for some time, been engaging in discussions with Sears Holdings regarding the elimination of these constraints and the cessation of actions, but we are unable to determine the outcome of these discussions.
Inventory
Part of the decrease in our merchandise inventories at May 2, 2015 compared to our merchandise inventories at May 3, 2014 resulted from reduced merchandise availability from our primary vendor, Sears Holdings. Outlet's as-is out-of-box product receipts from Sears Holdings declined 16.8% in the first quarter from the prior-year quarter. Hometown inventories at May 2, 2015 declined 6.8% from Hometown inventories at May 3, 2014 due in part to what we believe is Sears Holdings' declining ability to obtain, for sale to its retail customers and for resale to us, new in-box home appliance and lawn and garden merchandise from Sears Holdings' vendors. We also believe that Sears Holdings' continuing refusal to obtain for us items of

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

merchandise contributed to the inventory declines. These inventory-availability issues are adversely affecting our business, and if these issues continue, or accelerate, they could have a material adverse effect on our business. We are unable to predict whether Outlet's as-is out-of-box product receipts and Hometown's new in-box product receipts from Sears Holdings will increase, and they could decline. We are taking actions that seek to address these inventory-availability issues, including seeking to accelerate Outlet sourcing-diversification initiatives and seeking to accelerate sourcing of product directly from vendors of Hometown merchandise. We also are unable to predict whether our actions will yield alternative sources of supply and direct product access that will meet our needs.
Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. See Note 10 to the Consolidated Financial Statements included in the 2014 10-K for our quarterly financial results (unaudited) for our 2013 and 2014 fiscal years.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 Weeks ended May 2, 2015 and May 3, 2014.

	13 Weeks Ended
Thousands	May 2, 2015	May 3, 2014
NET SALES	$582,769	$589,854
COSTS AND EXPENSES
Cost of sales and occupancy	442,410	445,955
Gross margin dollars	140,359	143,899
Margin rate	24.1%	24.4%
Selling and administrative	134,502	135,279
Selling and administrative expense as a percentage of net sales	23.1%	22.9%
Depreciation	1,861	2,288
Total costs and expenses	578,773	583,522
Operating income	3,996	6,332
Interest expense	(781)	(934)
Other income	682	680
Income before income taxes	3,897	6,078
Income tax expense	(1,747)	(2,399)
NET INCOME	$2,150	$3,679
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

Adjusted Comparable Store Sales

In addition to our net sales determined in accordance with GAAP, for purposes of evaluating our sales performance we also use "Adjusted comparable store sales." This measure includes in net sales, as if fulfilled and recorded by SHO, all in-store

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

sales that were transacted by SHO and its independent dealers and franchisees through www.sears.com and that were fulfilled and recorded by Sears Holdings and for which SHO received an online commission from Sears Holdings ("Commission Sales"). Our management uses Adjusted comparable store sales to evaluate the sales performance of our overall business and individual stores for comparable periods. Adjusted comparable store sales should not be used by investors or other third parties as the sole basis for formulating investment decisions as it includes Commission Sales, which were not fulfilled or recorded by SHO or its independent dealers or franchisees and for which sales SHO received only commissions from Sears Holdings. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.

While Adjusted comparable store sales is a non-GAAP measure, management believes that it is an important indicator of store sales performance because:

•	SHO receives commissions on all Commission Sales.

•
Store sales recorded and fulfilled by SHO and Commission Sales involve essentially the same in-store selling activity. As a consequence, unadjusted comparable store sales, which do not include Commission Sales, understate what SHO believes to be its effective comparable store sales performance.

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended May 2, 2015
Thousands	Hometown	Outlet	Total
Net sales	$410,660	$172,109	$582,769
Less: Non-comparable store sales	(38,537)	(26,073)	(64,610)
Comparable store sales recorded by SHO	372,123	146,036	518,159
Commission Sales (1)	10,395	1,617	12,012
Adjusted comparable store sales	$382,518	$147,653	$530,171

	13 Weeks Ended May 3, 2014
Thousands	Hometown	Outlet	Total
Net sales	$418,536	$171,318	$589,854
Less: Non-comparable store sales	(44,741)	(20,810)	(65,551)
Comparable store sales recorded by SHO	373,795	150,508	524,303
Commission Sales (1)	23,780	4,319	28,099
Adjusted comparable store sales	$397,575	$154,827	$552,402

	13 Weeks Ended May 2, 2015 vs. 13 Weeks Ended May 3, 2014
	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(0.4)%	(3.0)%	(1.2)%
Adjusted comparable store sales	(3.8)%	(4.6)%	(4.0)%
(1) Commission Sales are for comparable stores only. For all comparable and non-comparable stores, Commission Sales for the 13 Weeks ended May 2, 2015 and May 3, 2014 were $12.5 million and $29.4 million, respectively.

Adjusted EBITDA

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we also use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which excludes

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended
Thousands	May 2, 2015	May 3, 2014
Net income	$2,150	$3,679
Income tax expense	1,747	2,399
Other income	(682)	(680)
Interest expense	781	934
Operating income	3,996	6,332
Depreciation	1,861	2,288
Store closing, severance, and executive transition costs	1,371	—
Adjusted EBITDA	$7,228	$8,620

13-Week Period Ended May 2, 2015 Compared to the 13-Week Period Ended May 3, 2014
Net Sales

Net sales in the first quarter of 2015 decreased $7.1 million, or 1.2%, to $582.8 million from the first quarter of 2014. This decrease was driven primarily by a 1.2% decrease in comparable store sales, lower online commissions from Sears Holdings ($4.0 million in the first quarter of 2015 compared to $9.0 million in the first quarter of 2014), and lower initial franchise revenues, which were $0.5 million in the first quarter of 2015 compared to $3.3 million in the first quarter of 2014. These decreases were partially offset by sales associated with new stores (net of closures).

Commission Sales during the first quarter of 2015 were $12.5 million compared to $29.4 million in the first quarter of 2014. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO and do not include Commission Sales, were favorably impacted. Including Commission Sales, Adjusted comparable store sales for the first quarter of 2015 decreased 4.0%. Comparable store sales in Hometown were down 0.4% while comparable store sales in Outlet were down 3.0%. Adjusted comparable store sales were down 3.8% in Hometown and down 4.6% in Outlet. The Adjusted comparable store sales decrease of 4.0% was primarily due to (1) lower home appliances sales in Hometown, which were negatively impacted by lower in-stock positions and declines in the cooking category during the President's Day promotional period, (2) lower sales in Outlet home appliances, furniture, and tools primarily due to non-recurring excess inventory clearance events in the first quarter of 2014 and a reduction of as-is out-of-box product receipts from Sears Holdings, (3) lower lawn and garden sales in Hometown due, in part, to early season in-stock position of outdoor power equipment, (4) lower tools sales in our Hometown segment due to less promotional support year over year from vendors in key product categories, and (5) lower consumer electronic sales as we continue to reduce the category.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

Gross Margin

Gross margin was $140.4 million, or 24.1% of net sales, in the first quarter of 2015 compared to $143.9 million, or 24.4% of net sales, in the first quarter of 2014. The decrease in gross margin rate was primarily driven by lower online commissions from Sears Holdings, lower initial franchise revenues, and lower delivery income partially offset by lower shrink, higher margin on Outlet merchandise sales, and lower support-services charges from Sears Holdings. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin was 23.5% of net sales in the first quarter of 2015 compared to 22.8% of net sales in the first quarter of 2014.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $134.5 million, or 23.1% of net sales, in the first quarter of 2015 from $135.3 million, or 22.9% of net sales, in the prior-year quarter. The decrease was primarily due to lower payroll and benefits, lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales, and lower marketing costs partially offset by higher franchisee commissions, $1.4 million of executive transition costs, and an incremental $0.4 million for the provision for losses on franchisee receivables.

Operating Income
We recorded operating income of $4.0 million and $6.3 million in the first quarters of 2015 and 2014, respectively. The $2.3 million decrease in operating income was primarily driven by lower initial franchise revenues and lower volume partially offset by a higher gross margin rate (excluding initial franchise revenues) and lower expenses.
Income Taxes
Income tax expense of $1.7 million and $2.4 million was recorded in the first quarters of 2015 and 2014, respectively. The effective tax rate was 44.8% and 39.5% in the first quarters of 2015 and 2014, respectively.
Net Income
We recorded net income of $2.2 million for the first quarter of 2015 compared to net income of $3.7 million for the prior-year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 2, 2015	May 3, 2014
Net sales	$410,660	$418,536
Comparable store sales % (1)	(0.4)%	(7.5)%
Cost of sales and occupancy	311,087	312,154
Gross margin dollars	99,573	106,382
Margin rate	24.2%	25.4%
Selling and administrative	93,804	98,837
Selling and administrative expense as a percentage of net sales	22.8%	23.6%
Depreciation	653	651
Total costs and expenses	405,544	411,642
Operating income	$5,116	$6,894
Total Hometown stores	1,091	1,105
(1) Adjusted comparable store sales for the 13 Weeks ended May 2, 2015 were (3.8) %.
13-Week Period ended May 2, 2015 Compared to the 13-Week Period Ended May 3, 2014
Net Sales
Hometown net sales decreased $7.9 million, or 1.9%, to $410.7 million in the first quarter of 2015 from $418.5 million in the first quarter of 2014. The decrease was primarily due to lower online commissions from Sears Holdings ($3.5 million in the first quarter of 2015 compared to $7.7 million in the first quarter of 2014), closed stores (net of new stores), and a 0.4% decrease in comparable store sales. Adjusted comparable store sales for the first quarter of 2015, which includes Commission Sales, decreased 3.8% primarily attributable to (1) lower lawn and garden sales due, in part, to poor early season in-stock position of outdoor power equipment, (2) lower home appliances sales, which were negatively impacted by lower in-stock positions and declines in the cooking category during the President's Day promotional period, (3) lower tools sales due to less promotional support year over year from vendors in key product categories, and (4) lower consumer electronic sales as we continue to reduce the category.
Gross Margin
Gross margin was $99.6 million, or 24.2% of net sales, in the first quarter of 2015 compared to $106.4 million, or 25.4% of net sales, in the prior-year quarter. The gross margin rate decline was primarily due (1) lower online commissions from Sears Holdings, (2) lower margin on merchandise sales, (3) lower delivery income, and (4) higher occupancy costs due to an increase in the number of Company-operated stores. Partially offsetting these declines were lower shrink and lower support-services charges from Sears Holdings. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin was 23.6% of net sales in the first quarter of 2015 compared to 24.1% of net sales in the first quarter of 2014.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $93.8 million, or 22.8% of net sales, in the first quarter of 2015 from $98.8 million, or 23.6% of net sales, in the prior-year quarter. The decrease was primarily due to a reduction in franchisee commissions and, due to lower Commission Sales, a reduction in commissions paid to Sears Holdings for online transactions. These decreases were partially offset by allocated executive transition costs, higher payroll and benefits, and an incremental $0.4 million for the provision for losses on franchisee receivables.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. For the first quarter of 2015, had the allocation weighting been similar to the prior year, an additional $1.2 million of Home Office overhead expenses would have been allocated to Hometown's Selling and administrative expenses. Beginning with our 2015 fiscal year we intend to reevaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Income
We recorded operating income of $5.1 million in the first quarter of 2015 and $6.9 million in the first quarter of 2014. The decrease in operating income of $1.8 million was driven primarily by a lower gross margin rate and lower volume partially offset by lower selling and administrative expense.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 2, 2015	May 3, 2014
Net sales	$172,109	$171,318
Comparable store sales % (1)	(3.0)%	(2.6)%
Cost of sales and occupancy	131,323	133,801
Gross margin dollars	40,786	37,517
Margin rate	23.7%	21.9%
Selling and administrative	40,698	36,442
Selling and administrative expense as a percentage of net sales	23.6%	21.3%
Depreciation	1,208	1,637
Total costs and expenses	173,229	171,880
Operating loss	$(1,120)	$(562)
Total Outlet stores	157	145
(1) Adjusted comparable store sales for the 13 Weeks ended May 2, 2015 were (4.6) %.
13-Week Period ended May 2, 2015 Compared to the 13-Week Period Ended May 3, 2014
Net Sales
Outlet net sales increased $0.8 million, or 0.5%, to $172.1 million in the first quarter of 2015 from $171.3 million in the first quarter of 2014. The increase was primarily due to new store sales (net of closures) partially offset by a 3.0% decrease in comparable store sales and a decrease in initial franchise revenues, which were $0.5 million in the first quarter of 2015 compared to $3.5 million in the first quarter of 2014. Adjusted comparable store sales for the first quarter of 2015, which include Commission Sales, decreased 4.6%. The decrease was driven by (1) lower sales in home appliance, furniture, and tools primarily due to non-recurring excess inventory clearance events in the first quarter of 2014 and a reduction of as-is out-of-box products receipts from Sears Holdings, (2) large decreases in tractor and winter weather-related product sales, and (3) a decrease in apparel sales due non-recurring promotional events in the first quarter of 2014.
Gross Margin
Gross margin was $40.8 million, or 23.7% of net sales, in the first quarter of 2015 compared to $37.5 million, or 21.9% of net sales, in the prior year. The gross margin rate increased in the first quarter of 2015 compared to the prior-year quarter primarily due to a higher margin on merchandise sales as a result of an improvement in inventory mix, lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and lower distribution center and product repair costs. These increases were partially offset by lower initial franchise revenues and lower delivery income.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin was 23.2% of net sales in the first quarter of 2015 compared to 19.6% of net sales in the first quarter of 2014.
Selling and Administrative Expenses
Selling and administrative expenses increased to $40.7 million, or 23.6% of net sales, in the first quarter of 2015 from $36.4 million, or 21.3% of net sales, in the prior-year quarter. The increase in selling and administrative expenses was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated and allocated executive transition costs partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores and lower marketing costs.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. For the first quarter of 2015, had the allocation weighting been similar to the prior year, Home Office overhead expenses allocated to Outlet's Selling and administrative expenses would have been $1.2 million lower. Beginning with our 2015 fiscal year we intend to reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Loss
We recorded an operating loss of $1.1 million in the first quarter of 2015 compared to an operating loss of $0.6 million in the first quarter of 2014. The increase in operating loss of $0.5 million was driven primarily by higher selling and administrative expenses and lower initial franchise revenues partially offset by a higher gross margin rate (excluding franchise revenues), higher volume, and lower depreciation.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $27.4 million as of May 2, 2015, $23.1 million as of May 3, 2014, and $19.7 million as of January 31, 2015.
For the first quarter of 2015 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the quarter ended May 2, 2015 cash provided by operating activities was $63.8 million compared to $4.8 million for the quarter ended May 3, 2014. The increase was due predominately to a reduction in inventory, increases in payables to Sears Holdings, other accounts payable, and other operating liabilities. A portion of the cash-flow improvement was somewhat temporary, based on lower-than-desired inventory and timing issues that led to an increase in quarter-end accounts payable.

Total merchandise inventories were $438.9 million at May 2, 2015 and $493.2 million at May 3, 2014. Merchandise inventories decreased $30.0 million in Outlet and $24.3 million in Hometown. Outlet's reduction was primarily driven by lower home-appliances inventory due to a shift in the mix of inventory towards as-is out-of-box products with a lower average cost, a reduced flow of as-is out-of-box products from Sears Holdings, and tighter management of replenishment stock resulting in less non-productive inventory in the Outlet distribution centers. This reduction was partially offset by growth in as-is product purchases from vendors other than Sears Holdings. The decrease in Hometown was primarily due to lower home appliances inventory driven by a change in the timing of product transitions this year and store closings, lower tools inventory resulting from the closing of Hardware Stores, and lower than desired inventory replenishment from Sears Holdings. Inventory levels were lower than ideal in both segments and may increase in 2015.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 85% and 84% of total purchases of all inventory from all vendors for the 13 Weeks ended May 2, 2015 and May 3, 2014, respectively. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Risk Factors" in this Quarterly Report on Form 10-Q

In addition, our merchandise-vendor arrangements generally are not long-term (except for the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain or improve our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $2.1 million for the first quarter of 2015 compared to $3.9 million for the first quarter of 2014. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $54.1 million for the 13 Weeks ended May 2, 2015 compared to $1.2 million during the 13 Weeks ended May 3, 2014. The increase of $53.1 million in cash used by financing activities was primarily due to a reduction of $54.1 million in net borrowings under our Senior ABL Facility in the first quarter of 2015 compared to a $1.0 million reduction in the first quarter of 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

Financing Arrangements
As of May 2, 2015 we had $30.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of May 2, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 2, 2015 was $214.4 million with $5.6 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.18% at May 2, 2015, or (2) an alternate base rate plus a borrowing margin, approximately 4.25% at May 2, 2015, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At May 2, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of May 2, 2015 we were in compliance with all of the covenants of the Senior ABL Facility.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, and other events of default including the failure to perform a "Material Contract" (which includes the Merchandising Agreement and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect and the failure to enforce a Material Contract in accordance with its terms.

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of May 2, 2015, we had cash and cash equivalents of $27.4 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of May 2, 2015 and May 3, 2014 were $0.3 million and $0.6 million, respectively.
Off-Balance Sheet Arrangements
As of May 2, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
Recent Accounting Pronouncements
See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.
Business Process Outsourcing and Information Systems
During the first quarter SHO entered into a Master Services Agreement with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new, state-of-art business and technology infrastructure and systems primarily provided by NetSuite Inc. We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings.

Our plan and expectation is that the new infrastructure and systems will be fully operational by the end of our 2016 fiscal year, well in advance of the April 2018 termination date of our Services Agreement with Sears Holdings.  The new infrastructure and systems will enable us, and we currently intend, to replace most of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited-basis, internally by SHO.  The services we intend to replace include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology (including the point-of-sale system used by the Company and its dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandising, and other support services.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

We expect to incur increases in capital expenditures and corporate expenses in fiscal 2015 and in fiscal 2016 as a result of the migration to the new infrastructure and systems.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure will materially aid the understanding of our financial condition and results of operations. Selling and administrative expenses in the first quarter of 2015 included $0.3 million of expenses related to Business Process Outsourcing ("BPO"). Capital expenditures were not impacted by BPO in the first quarter of 2015.

The migration to the new infrastructure and systems involves significant risks for us, such as with respect to, among other things, the following: conversion and migration of data; customization of solutions; availability of Company personnel and other resources to manage and implement the project; expansion of migration and implementation scope, cost, and timing; the amount, quality, and timing of cooperation that we receive from Sears Holdings with respect to the migration; and disruption of our day-to-day business activities. These risks and other risks with respect to the project could have a material adverse effect on our business and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategy, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.
The following factors, among others, could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: the possible material adverse effects on SHO if Sears Holdings’ financial condition were to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; our ability to obtain the resolution, on commercially reasonable terms, of existing disputes and, when they arise, future disputes with Sears Holdings regarding many of the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 2, 2015 and May 3, 2014

would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly in light of the existence of pending, and the likelihood of future, disputes with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings, and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Quarterly Report on Form 10-Q and in the 2014 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q we are not party to any litigation that we consider material to our operations.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2014 10-K except with respect to the risk factor entitled, "We depend on existing agreements with Sears Holdings and manufacturers to provide our inventory." During the first fiscal quarter of 2015 Sears Holdings sold to us more as-is out-of-box home appliance and lawn and garden merchandise for our Outlet stores than any other single vendor. We are aware that customer returns constitute a significant source of this merchandise for Sears Holdings. If Sears Holdings' sales of new in-box appliance and new lawn and garden merchandise to its retail customers were to decline it is likely that (1) customer returns to Sears Holdings in these product categories would decline and (2) as a result Sears Holdings' sales to us of as-is out-of-box products in these categories would decline, which could have an adverse effect on our results of operations if we were unable to find alternative sources of as-is out-of-box products on commercially reasonable terms. See also "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Inventory" in this Quarterly Report on Form 10-Q.

The risks described in “Risk Factors” beginning on page 8 of the 2014 10-K should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At May 2, 2015 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 13 weeks ended May 2, 2015. As of May 2, 2015 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 4, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*10.1
Amendment No. 3 to Merchandising Agreement between (i) Sears, Roebuck and Co., Sears Holdings Corporation, and Kmart Corporation and (ii) Sears Hometown and Outlet Stores, Inc., Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated May 11, 2015.

10.2	Form of Cash Retention Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 21, 2015 (File No. 001-35641)).
10.3	Form of Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 15, 2015 (File No. 001-35641)).
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at May 2, 2015, May 3, 2014, and January 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended May 2, 2015 and May 3, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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