Form 10-Q
period 2015-08-01
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2015-09-04
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 1, 2015, the registrant had 22,721,560 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
NET SALES	$619,610	$638,693	$1,202,379	$1,228,547
COSTS AND EXPENSES
Cost of sales and occupancy	478,250	491,604	920,660	937,559
Selling and administrative	136,223	139,226	270,725	274,505
Depreciation	2,164	2,067	4,025	4,355
Total costs and expenses	616,637	632,897	1,195,410	1,216,419
Operating income	2,973	5,796	6,969	12,128
Interest expense	(614)	(905)	(1,395)	(1,839)
Other income	560	798	1,242	1,478
Income before income taxes	2,919	5,689	6,816	11,767
Income tax expense	(1,409)	(2,329)	(3,156)	(4,728)
NET INCOME	$1,510	$3,360	$3,660	$7,039

NET INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.07	$0.15	$0.16	$0.31
Diluted:	$0.07	$0.15	$0.16	$0.31

Basic weighted average common shares outstanding	22,666	22,666	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666	22,666	22,666
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	August 1, 2015	August 2, 2014	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,390	$20,978	$19,746
Accounts and franchisee receivables, net	13,583	21,211	15,456
Merchandise inventories	431,376	469,607	442,743
Prepaid expenses and other current assets	17,550	13,312	19,350
Total current assets	485,899	525,108	497,295
PROPERTY AND EQUIPMENT, net	52,841	51,973	50,708
GOODWILL	—	167,000	—
LONG-TERM DEFERRED TAXES	53,904	48,345	54,273
OTHER ASSETS, net	43,395	45,898	43,446
TOTAL ASSETS	$636,039	$838,324	$645,722
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$10,100	$74,800	$84,100
Payable to Sears Holdings Corporation	91,778	83,711	61,089
Accounts payable	29,463	13,897	14,888
Other current liabilities	76,855	64,495	60,938
Current portion of capital lease obligations	32	286	147
Total current liabilities	208,228	237,189	221,162
CAPITAL LEASE OBLIGATIONS	291	3	176
OTHER LONG-TERM LIABILITIES	1,973	3,475	2,098
TOTAL LIABILITIES	210,492	240,667	223,436
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	425,547	597,657	422,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$636,039	$838,324	$645,722
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,660	$7,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,025	4,355
Share-based compensation	(399)	393
Provision for losses on franchisee receivables	364	—
Change in operating assets and liabilities:
Accounts and franchisee receivables	1,231	(7,821)
Merchandise inventories	11,367	12,500
Payable to Sears Holdings Corporation	30,689	15,315
Accounts payable	14,575	(10,232)
Customer deposits	2,610	(257)
Deferred income taxes	2,635	4,278
Other operating assets	154	102
Other operating liabilities	13,181	3,558
Net cash provided by operating activities	84,092	29,230
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,448)	(7,050)
Net cash used in investing activities	(6,448)	(7,050)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations	—	(377)
Net short-term borrowings (payments)	(74,000)	(24,300)
Net cash used in financing activities	(74,000)	(24,677)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,644	(2,497)
CASH AND CASH EQUIVALENTS—Beginning of period	19,746	23,475
CASH AND CASH EQUIVALENTS—End of period	$23,390	$20,978
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,457	$1,737
Cash paid (refunded) for income taxes	$(2,484)	$204
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at February 1, 2014	22,753	$228	$547,021	$42,976	$590,225
Net income		—	—	7,039	7,039
Share-based compensation	(14)	(1)	394	—	393
Balance at August 2, 2014	22,739	$227	$547,415	$50,015	$597,657

Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net income		—	—	3,660	3,660
Share-based compensation	(14)	—	(399)	—	(399)
Balance at August 1, 2015	22,722	$227	$547,489	$(122,169)	$425,547
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of August 1, 2015 the Company or its dealers and franchisees operated a total of 1,215 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the first and second quarters ended August 1, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
Cash and cash equivalents (level 1), accounts receivable, notes receivable (level 2), short-term debt (level 2), merchandise payables, and accrued expenses are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.

The Company was not required to measure any other significant non-financial asset or liability at fair value as of August 1, 2015.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company in the first quarter of 2018 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard and has not yet determined the method by which the standard will be adopted.

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

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

	August 1, 2015
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$1,867	$3,576	$5,443
Miscellaneous receivables	5,136	3,396	8,532
Long-term franchisee receivables	17,321	28,132	45,453
Other assets	1,635	236	1,871
Provision for losses on short-term franchisee receivables (1)	(384)	(8)	(392)
Provision for losses on long-term franchisee receivables (1)	(3,839)	(90)	(3,929)
Total Accounts and franchisee receivables and other assets	$21,736	$35,242	$56,978

	August 2, 2014
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$2,749	$2,999	$5,748
Miscellaneous receivables	12,839	2,624	15,463
Long-term franchisee receivables	20,159	23,320	43,479
Other assets	2,224	195	2,419
Total Accounts and franchisee receivables and other assets	$37,971	$29,138	$67,109

	January 31, 2015
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$6,169	$3,652	$9,821
Miscellaneous receivables	6,316	2,540	8,856
Long-term franchisee receivables	20,678	28,652	49,330
Other assets	1,973	290	2,263
Provision for losses on short-term franchisee receivables (1)	(3,212)	(9)	(3,221)
Provision for losses on long-term franchisee receivables (1)	(8,068)	(79)	(8,147)
Total Accounts and franchisee receivables and other assets	$23,856	$35,046	$58,902

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

NOTE 3—PROVISION FOR LOSSES ON FRANCHISEE RECEIVABLES
The provision for losses on Franchisee Receivables, which was established in fiscal 2014, consists of the following:

Thousands	August 1, 2015	August 2, 2014	January 31, 2015
Provision for losses on franchisee receivables, beginning of period	$11,368	$—	$—
Expense accruals during the period	364	—	13,055
Write off of franchisee receivables (1)	(7,411)	—	(1,687)
Provision for losses on franchisee receivables, end of period	$4,321	$—	$11,368

(1) We established a provision for losses on these franchisee receivables during the 2014 fiscal year.

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	August 1, 2015	August 2, 2014	January 31, 2015
Customer deposits	$32,850	$35,290	$30,241
Sales and other taxes	15,547	13,739	12,458
Accrued expenses	22,311	12,201	16,265
Payroll and related items	5,580	6,740	4,072
Store closing, severance, and executive transition costs	2,540	—	—
Total Other current and long-term liabilities	$78,828	$67,970	$63,036

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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 26 weeks ended August 1, 2015 and August 2, 2014, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of August 1, 2015 the Company's net deferred tax asset balance was $62.5 million compared to $53.7 million as of August 2, 2014 and $65.2 million as of January 31, 2015.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SHO and Sears Holdings have entered into various agreements (the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for terms changes agreed to after the Separation that have been approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company engages in frequent discussions, and seeks to resolve disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details are not addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, are in dispute as to their meaning or application in the context of the existing business relationships. Some of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. In many other instances the Company's dispute-resolution efforts, which are continuing, have yet to resolve the underlying disputes.
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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Thousands

Net Commissions from Sears Holdings	$24,170	$26,570	$48,566	$54,739
Purchases related to cost of sales and occupancy	375,440	417,511	734,794	804,697
Services	22,938	24,048	46,316	49,787

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

NOTE 8—FINANCING ARRANGEMENT

As of August 1, 2015 we had $10.1 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the "Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 1, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 1, 2015 was $234.3 million, with $5.6 million of letters of credit outstanding under the facility.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.19% at August 1, 2015 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.25% at August 1, 2015.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase,

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At August 1, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $(0.2) million and $5.4 million for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively). Initial franchise revenue consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. For the 26 weeks ended August 1, 2015, initial franchise revenue was $0.3 million compared to $8.7 million in the 26 weeks ended August 2, 2014.

	13 Weeks Ended August 1, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$287,026	$124,214	$411,240
Lawn and garden	114,570	8,263	122,833
Tools and paint	39,362	4,311	43,673
Other	19,789	22,075	41,864
Total	460,747	158,863	619,610
Costs and expenses
Cost of sales and occupancy	357,533	120,717	478,250
Selling and administrative	98,133	38,090	136,223
Depreciation	883	1,281	2,164
Total	456,549	160,088	616,637
Operating income (loss)	$4,198	$(1,225)	$2,973
Total assets	$434,220	$201,819	$636,039
Capital expenditures	$1,508	$2,862	$4,370

	13 Weeks Ended August 2, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$288,748	$121,252	$410,000
Lawn and garden	123,518	7,590	131,108
Tools and paint	44,597	4,426	49,023
Other	23,390	25,172	48,562
Total	480,253	158,440	638,693
Costs and expenses
Cost of sales and occupancy	372,047	119,557	491,604
Selling and administrative	105,515	33,711	139,226
Depreciation	730	1,337	2,067
Total	478,292	154,605	632,897
Operating income	$1,961	$3,835	$5,796
Total assets	$632,249	$206,075	$838,324
Capital expenditures	$1,251	$1,859	$3,110

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	26 Weeks Ended August 1, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$541,938	$264,979	$806,917
Lawn and garden	204,546	12,694	217,240
Tools and paint	81,674	8,642	90,316
Other	43,249	44,657	87,906
Total	871,407	330,972	1,202,379
Costs and expenses
Cost of sales and occupancy	668,620	252,040	920,660
Selling and administrative	191,937	78,788	270,725
Depreciation	1,536	2,489	4,025
Total	862,093	333,317	1,195,410
Operating income (loss)	$9,314	$(2,345)	$6,969
Total assets	$434,220	$201,819	$636,039
Capital expenditures	$2,479	$3,969	$6,448

	26 Weeks Ended August 2, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$534,274	$258,780	$793,054
Lawn and garden	218,858	12,481	231,339
Tools and paint	90,734	8,917	99,651
Other	54,923	49,580	104,503
Total	898,789	329,758	1,228,547
Costs and expenses
Cost of sales and occupancy	684,201	253,358	937,559
Selling and administrative	204,352	70,153	274,505
Depreciation	1,381	2,974	4,355
Total	889,934	326,485	1,216,419
Operating income	$8,855	$3,273	$12,128
Total assets	$632,249	$206,075	$838,324
Capital expenditures	$1,930	$5,120	$7,050

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

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Thousands except income per common share
Basic weighted average shares	22,666	22,666	22,666	22,666
Dilutive effect of restricted stock	—	—	—	—
Diluted weighted average shares	22,666	22,666	22,666	22,666

Net income	$1,510	$3,360	$3,660	$7,039

Income per common share:

Basic	$0.07	$0.15	$0.16	$0.31
Diluted	$0.07	$0.15	$0.16	$0.31

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015. All of the eligible individuals were employees of the Company at the time of the grants. As of August 1, 2015, 47,263 shares of the original grant of 89,221 shares of restricted stock had been forfeited. During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of August 1, 2015, 28,237 stock units had been forfeited. We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the 103,221 shares of restricted stock and the 159,475 stock units, the Company has made no grants or awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first and second quarters of 2015 we recorded $(0.4) million in total compensation expense for the remaining 55,958 shares of restricted stock, including the reversal of approximately $0.7 million of compensation expense related to severance and executive transition costs, and $0.1 million in total compensation expense for the remaining 131,238 stock units (none of which had vested as of August 1, 2015). At August 1, 2015 we had $0.6 million in total unrecognized compensation cost related to the remaining non-vested restricted stock, which cost we expect to recognize over approximately the next two years. At August 1, 2015, we had $1.0 million in total unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over approximately the next three years.

The remaining 41,958 shares of restricted stock will vest, if at all, on May 16, 2016, and 14,000 shares of restricted stock will vest, if at all, on July 10, 2017, in accordance with and subject to the terms and conditions of restricted-stock agreements (including forfeiture conditions) and the Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. Changes in restricted-stock awards for 2015 were as follows:

	26 Weeks Ended August 1, 2015
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	70	$44.45
Granted	14	9.38
Vested	—	—
Forfeited	(28)	44.45
Balance at 8/1/2015	56	$35.68

    The remaining 131,238 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company may suspend or terminate the repurchase program at any time. At August 1, 2015, the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 13 and 26 weeks ended August 1, 2015. At August 1, 2015, we had approximately $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

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
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of August 1, 2015 we or our dealers and franchisees operated a total of 1,215 stores across all 50 states, Puerto Rico, and Bermuda. In the second quarter of 2015, the Company opened nine new stores and closed 42 stores.
In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts.

Our Hometown and Hardware stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the particular format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than manufacturers' list prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products across a broad assortment of merchandise categories, including home appliances, lawn and garden equipment, apparel, mattresses, sporting goods, and tools.

As of August 1, 2015 Hometown consisted of 1,057 stores as follows:

•
898 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry proprietary Sears brand products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
65 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	94 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of August 1, 2015, Hometown consisted of 892 dealer-operated stores, 109 franchisee-operated stores, and 56 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions to the dealers and franchisees when they sell the Company's merchandise and provide services.
The Company completed the first Outlet store franchise transactions in the first quarter of 2013. As of August 1, 2015, 66 of the 158 Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

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
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation results from a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected financial returns to the Company from new store development, which in turn impacts the number of Company-operated stores that the Company decides from time to time to make available for transfer to franchisees. During the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees. Initial franchise revenues were $(0.2) million and $5.4 million in the second quarter of 2015 and 2014, respectively.

	13 Weeks Ended		26 Weeks Ended
Thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Hometown	$(102)	$172	$(108)	$(22)
Outlet	(60)	5,236	436	8,718
Total initial franchise revenues	$(162)	$5,408	$328	$8,696

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
Inventory
Part of the decrease in our merchandise inventories at August 1, 2015 compared to our merchandise inventories at August 2, 2014 resulted from reduced merchandise availability from our primary vendor, Sears Holdings. Outlet's as-is, out-of-box product receipts from Sears Holdings declined 9.0% in the second quarter from the prior-year quarter. This reduced inventory availability is adversely affecting our business and, if it continues, or worsens, could have a material adverse effect on our business. We are unable to predict whether Outlet's as-is, out-of-box product receipts from Sears Holdings will increase,

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

and they could decline. We are taking actions that seek to address Outlet's inventory-availability, including seeking to accelerate Outlet's sourcing-diversification initiatives. We also are unable to predict whether our actions will yield alternative sources of supply that are adequate to meet Outlet's future inventory needs.

Shared Vendor Funds

In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the second quarter of 2015 Sears Holdings' subsidy collections were lower compared to the same period in 2014, and SHO's portion of the collected subsidies during the second quarter declined by approximately $4.1 million compared to the same period in 2014. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the second quarter of 2015 Sears Holdings earned higher cash discounts compared to the same period in 2014, and SHO's portion of the earned cash discounts increased during the second quarter by approximately $2.6 million compared to the same period in 2014. Sears Holdings is responsible for the collection of merchandise subsidies and the extent to which Sears Holdings will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings will stay the same or cease declining and we cannot provide any assurance that SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same or continue to increase. If SHO's portion of merchandise subsidies collected by Sears Holdings were to continue to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014.

	13 Weeks Ended		26 Weeks Ended
Thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
NET SALES	$619,610	$638,693	$1,202,379	$1,228,547
COSTS AND EXPENSES
Cost of sales and occupancy	478,250	491,604	920,660	937,559
Gross margin dollars	141,360	147,089	281,719	290,988
Margin rate	22.8%	23.0%	23.4%	23.7%
Selling and administrative	136,223	139,226	270,725	274,505
Selling and administrative expense as a percentage of net sales	22.0%	21.8%	22.5%	22.3%
Depreciation	2,164	2,067	4,025	4,355
Total costs and expenses	616,637	632,897	1,195,410	1,216,419
Operating income	2,973	5,796	6,969	12,128
Interest expense	(614)	(905)	(1,395)	(1,839)
Other income	560	798	1,242	1,478
Income before income taxes	2,919	5,689	6,816	11,767
Income tax expense	(1,409)	(2,329)	(3,156)	(4,728)
NET INCOME	$1,510	$3,360	$3,660	$7,039

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

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
Adjusted Comparable Store Sales

In addition to our net sales determined in accordance with GAAP, for purposes of evaluating our sales performance we also use "Adjusted comparable store sales." This measure includes in net sales, as if fulfilled and recorded by SHO, all in-store sales that were transacted by SHO and its independent dealers and franchisees through www.sears.com and that were fulfilled and recorded by Sears Holdings and for which SHO received an online commission from Sears Holdings ("Commission Sales"). Our management uses Adjusted comparable store sales to evaluate the sales performance of our overall business and individual stores for comparable periods. Adjusted comparable store sales should not be used by investors or other third parties as the sole basis for formulating investment decisions as it includes Commission Sales, which were not fulfilled or recorded by SHO or its independent dealers or franchisees and for which sales SHO received only commissions from Sears Holdings. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.

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

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

	13 Weeks Ended August 1, 2015			26 Weeks Ended August 1, 2015
Thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$460,747	$158,863	$619,610	$871,407	$330,972	$1,202,379
Less: Non-comparable store sales	(41,030)	(23,604)	(64,634)	(79,526)	(49,637)	(129,163)
Comparable store sales recorded by SHO	419,717	135,259	554,976	791,881	281,335	1,073,216
Commission Sales (1)	7,694	2,244	9,938	18,089	3,860	21,949
Adjusted comparable store sales	$427,411	$137,503	$564,914	$809,970	$285,195	$1,095,165

	13 Weeks Ended August 2, 2014			26 Weeks Ended August 2, 2014
Thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$480,253	$158,440	$638,693	$898,789	$329,758	$1,228,547
Less: Non-comparable store sales	(55,767)	(20,167)	(75,934)	(100,643)	(40,977)	(141,620)
Comparable store sales recorded by SHO	424,486	138,273	562,759	798,146	288,781	1,086,927
Commission Sales (1)	14,080	3,024	17,104	37,860	7,343	45,203
Adjusted comparable store sales	$438,566	$141,297	$579,863	$836,006	$296,124	$1,132,130

	13 Weeks Ended August 1, 2015 vs. 13 Weeks Ended August 2, 2014			26 Weeks Ended August 1, 2015 vs. 26 Weeks Ended August 2, 2014
	Hometown	Outlet	Total	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(1.1)%	(2.2)%	(1.4)%	(0.8)%	(2.6)%	(1.3)%
Adjusted comparable store sales	(2.5)%	(2.7)%	(2.6)%	(3.1)%	(3.7)%	(3.3)%
(1) Commission Sales are for comparable stores only. For all comparable and non-comparable stores, Commission Sales for the 13 weeks ended August 1, 2015 and August 2, 2014 were $10.4 million and $18.7 million, respectively, and for the 26 weeks ended August 1, 2015 and August 2, 2014, Commission Sales were $22.9 million and $48.1 million, respectively.

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

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and

•	Excludes other significant items that may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results.

Starting with the second quarter of 2015 the Company is excluding initial franchise revenues from Adjusted EBITDA. This change is based on (1) the Company's decision to indefinitely suspend its franchising of additional stores except to existing

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Company franchisees and (2) the Company's decision to exclude initial franchise revenues from Adjusted EBITDA for the purposes of fiscal year 2015 annual incentive compensation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$1,510	$3,360	$3,660	$7,039
Income tax expense	1,409	2,329	3,156	4,728
Other income	(560)	(798)	(1,242)	(1,478)
Interest expense	614	905	1,395	1,839
Operating income	2,973	5,796	6,969	12,128
Depreciation	2,164	2,067	4,025	4,355
Store closing, severance, and executive transition costs	(305)	—	1,066	—
Initial franchise revenues	162	(5,408)	(328)	(8,696)
Adjusted EBITDA	$4,994	$2,455	$11,732	$7,787

13-Week Period Ended August 1, 2015 Compared to the 13-Week Period Ended August 2, 2014
Net Sales

Net sales in the second quarter of 2015 decreased $19.1 million, or 3.0%, to $619.6 million from the second quarter of 2014. This decrease was driven primarily by (1) a 1.4% decrease in comparable store sales, (2) lower initial franchise revenues, which were $(0.2) million in the second quarter of 2015 compared to $5.4 million in the second quarter of 2014, (3) the impact of closed stores (net of new store openings), and (4) lower online commissions from Sears Holdings ($3.1 million in the second quarter of 2015 compared to $5.2 million in the second quarter of 2014).

Commission Sales during the second quarter of 2015 were $10.4 million compared to $18.7 million in the second quarter of 2014. The decline was primarily due to online promotions offered by Sears Holdings during the second quarter of 2014. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO and do not include Commission Sales, were favorably impacted. Including Commission Sales, Adjusted comparable store sales for the second quarter of 2015 decreased 2.6%. Comparable store sales in Hometown were down 1.1% while comparable store sales in Outlet were down 2.2%. Adjusted comparable store sales were down 2.5% in Hometown and down 2.7% in Outlet. The Adjusted comparable store sales decrease of 2.6% was primarily due to (1) lower sales in Hometown's home appliances, which were negatively impacted by transitions in built-in cooking, (2) lower Outlet home appliances sales due to a reduction of as-is, out-of-box products receipts from Sears Holdings, (3) soft early quarter lawn and garden sales in Hometown, which improved later in the quarter, and (4) lower tools sales in three Hometown key merchandise categories: tool storage and mechanical tool sets resulting from less promotional activity due to lower year-over-year vendor promotional support and compressors resulting from cost increases leading to less competitive out-the-door prices, and (5) lower Outlet tools sales due to non-recurring opportunity buys in the second quarter of 2014.
Gross Margin

Gross margin was $141.4 million, or 22.8% of net sales, in the second quarter of 2015 compared to $147.1 million, or 23.0% of net sales, in the second quarter of 2014. The decrease in gross margin rate was primarily driven by (1) lower initial franchise revenues, (2) lower delivery income, (3) lower online commissions from Sears Holdings, and (4) higher occupancy costs due to a higher number of Company-operated locations. These decreases were partially offset by higher margin on merchandise sales and lower shrink. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin improved 70 basis points to 22.4% of net sales in the second quarter of 2015 compared to 21.7% of net sales in the second quarter of 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Selling and Administrative Expenses

Selling and administrative expenses decreased to $136.2 million, or 22.0% of net sales, in the second quarter of 2015 from $139.2 million, or 21.8% of net sales, in the prior-year quarter. The decrease was primarily due to the impact of closed stores (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume and lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales partially offset by higher payroll and benefits due to operating more Company-operated stores compared to the prior year.

Operating Income
We recorded operating income of $3.0 million and $5.8 million in the second quarters of 2015 and 2014, respectively. The $2.8 million decrease in operating income was primarily driven by lower initial franchise revenues and lower volume partially offset by lower selling and administrative expenses and a higher gross margin rate (excluding initial franchise revenues). Excluding initial franchise revenues from both periods, second quarter 2015 operating income would have increased by $2.7 million to $3.1 million compared to $0.4 million in the second quarter of 2014.
Income Taxes
Income tax expense of $1.4 million and $2.3 million was recorded in the second quarters of 2015 and 2014, respectively. The effective tax rate was 48.3% and 40.9% in the second quarters of 2015 and 2014, respectively.
Net Income
We recorded net income of $1.5 million for the second quarter of 2015 compared to net income of $3.4 million for the prior-year quarter. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

26-Week Period Ended August 1, 2015 Compared to the 26-Week Period Ended August 2, 2014
Net Sales

Net sales in the first two quarters of 2015 decreased $26.2 million, or 2.1%, to $1,202.4 million from the first two quarters of 2014. This decrease was driven primarily by a 1.3% decrease in comparable store sales, lower initial franchise revenues, which were $0.3 million in the first two quarters of 2015 compared to $8.7 million in the first two quarters of 2014, and lower online commissions from Sears Holdings ($7.1 million in the first two quarters of 2015 compared to $14.2 million in the first two quarters of 2014).

Commission Sales during the first two quarters of 2015 were $22.9 million compared to $48.1 million in the first two quarters of 2014. The decline was primarily due to online promotions offered by Sears Holdings during the first two quarters of 2014. As a result, comparable store sales, which measure the increase in sales on transactions fulfilled and recorded by SHO and do not include Commission Sales, were favorably impacted. Including Commission Sales, Adjusted comparable store sales for the first two quarters of 2015 decreased 3.3%. Comparable store sales in Hometown were down 0.8% while comparable store sales in Outlet were down 2.6%. Adjusted comparable store sales were down 3.1% in Hometown and down 3.7% in Outlet. The Adjusted comparable store sales decrease of 3.3% was primarily due to (1) lower sales in home appliances, which were negatively impacted in Hometown by lower in-stock position in the first quarter of 2015, impact of product transitions, and lower sales during the President's Day and Memorial Day promotional periods and in Outlet due to a reduction of as-is, out-of-box products receipts from Sears Holdings, (2) lower lawn and garden sales in Hometown due, in part, to poor early season in-stock position of outdoor power equipment and lower Outlet as-is, out-of-box tractor receipts from Sears Holdings and lower winter weather-related product sales in the first quarter of 2015, (3) lower tools sales in Hometown key categories due to three merchandise categories; tool storage and mechanical tool sets driven by less promotional activity due to lower year-over-year vendor promotional support and compressors where we experienced cost increases leading to less competitive out the door prices, (4) lower tools sales in Outlet due to non-recurring excess inventory clearance events in the first quarter of 2014 and non-recurring opportunity buys in the second quarter of 2014, and (5) lower consumer electronic sales as we continue to reduce the category.
Gross Margin

Gross margin was $281.7 million, or 23.4% of net sales, in the first two quarters of 2015 compared to $291.0 million, or 23.7% of net sales, in the first two quarters of 2014. The decrease in gross margin rate was primarily driven by lower initial franchise revenues, lower online commissions from Sears Holdings, and lower delivery income, partially offset by higher margin on Outlet merchandise sales, and lower shrink. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin improved 80 basis points to 23.0% of net sales in the first two quarters of 2015 compared to 22.2% of net sales in the first two quarters of 2014.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $270.7 million, or 22.5% of net sales, in the first two quarters of 2015 from $274.5 million, or 22.3% of net sales, in the first two quarters of 2014. The decrease was primarily due to the impact of closed stores (net of new stores), lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales, and lower payroll and benefits. These decreases were partially offset by $1.1 million of executive transition costs and an incremental $0.4 million for the provision for losses on franchisee receivables.

Operating Income
We recorded operating income of $7.0 million and $12.1 million for the first two quarters of 2015 and 2014, respectively. The $5.1 million decrease in operating income was primarily driven by lower initial franchise revenues and lower volume partially offset by lower selling and administrative expenses and a higher gross margin rate (excluding initial franchise revenues). Excluding initial franchise revenues from both periods, operating income for the first two quarters of 2015 would have increased by $3.2 million to $6.6 million compared to $3.4 million in the first two quarters of 2014.
Income Taxes
We recorded income tax expense of $3.2 million and $4.7 million in the first two quarters of 2015 and 2014, respectively. The effective tax rate was 46.3% and 40.2% in the first two quarters of 2015 and 2014, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Net Income
We recorded net income of $3.7 million for the first two quarters of 2015 compared to net income of $7.0 million for the first two quarters of 2014. The decrease in net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$460,747	$480,253	$871,407	$898,789
Comparable store sales % (1)	(1.1)%	(5.1)%	(0.8)%	(6.2)%
Cost of sales and occupancy	357,533	372,047	668,620	684,201
Gross margin dollars	103,214	108,206	202,787	214,588
Margin rate	22.4%	22.5%	23.3%	23.9%
Selling and administrative	98,133	105,515	191,937	204,352
Selling and administrative expense as a percentage of net sales	21.3%	22.0%	22.0%	22.7%
Depreciation	883	730	1,536	1,381
Total costs and expenses	456,549	478,292	862,093	889,934
Operating income	$4,198	$1,961	$9,314	$8,855
Total Hometown stores			1,057	1,103
(1) Adjusted comparable store sales for the 13 and 26 weeks ended August 1, 2015 were (2.5)% and (3.1)%, respectively.
13-Week Period ended August 1, 2015 Compared to the 13-Week Period Ended August 2, 2014
Net Sales
Hometown net sales decreased $19.5 million, or 4.1%, to $460.7 million in the second quarter of 2015 from $480.3 million in the second quarter of 2014. The decrease was primarily due to the impact of closed stores (net of new stores), a 1.1% decrease in comparable store sales, and lower online commissions from Sears Holdings ($2.4 million in the second quarter of 2015 compared to $4.3 million in the second quarter of 2014). Adjusted comparable store sales for the second quarter of 2015, which includes Commission Sales, decreased 2.5% primarily attributable to (1) soft early quarter sales in lawn and garden, which later experienced sales improvement through the July 4th promotional period and the introduction of new branded power items, (2) lower home appliance sales, which were negatively impacted by transitions in built-in cooking, and (3) lower tools sales in three Hometown key merchandise categories: tool storage and mechanical tool sets resulting from less promotional activity due to lower year-over-year vendor promotional support and compressors resulting from cost increases leading to less competitive out-the-door prices.
Gross Margin
Gross margin was $103.2 million, or 22.4% of net sales, in the second quarter of 2015 compared to $108.2 million, or 22.5% of net sales, in the prior-year quarter. The gross margin rate decline was primarily due to higher occupancy costs due to an increase in the number of Company-operated stores, lower online commissions from Sears Holdings, and lower delivery income, partially offset by lower shrink and higher margin on merchandise sales. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin was 22.0% of net sales in the second quarter of 2015 compared to 21.8% of net sales in the second quarter of 2014.
Selling and Administrative Expenses
Selling and administrative expenses decreased to $98.1 million, or 21.3% of net sales, in the second quarter of 2015 from $105.5 million, or 22.0% of net sales, in the prior-year quarter. The decrease was primarily due to a reduction in dealer and franchisee commissions on lower sales volume, the impact of closed stores (net of new store openings), and lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales, partially offset by higher payroll and benefits associated with a higher Company-operated store count.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. For the second quarter of 2015, had the allocation weighting been similar to the prior year, an additional $0.9 million of Home Office overhead expenses would have been allocated to Hometown's Selling and administrative expenses. Beginning with our 2015 fiscal year we intend to reevaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Income
We recorded operating income of $4.2 million in the second quarter of 2015 and $2.0 million in the second quarter of 2014. The increase in operating income of $2.2 million was driven primarily by lower selling and administrative expense partially offset by lower volume and a lower gross margin rate.

26-Week Period Ended August 1, 2015 Compared to the 26-Week Period Ended August 2, 2014
Net Sales

Net sales in the first two quarters of 2015 decreased $27.4 million, or 3.0%, to $871.4 million from the first two quarters of 2014. This decrease was driven primarily by the impact of closed stores (net of new store openings), a 0.8% decrease in comparable store sales, and lower online commissions from Sears Holdings ($5.9 million in the first two quarters of 2015 compared to $12.0 million in the first two quarters of 2014). Adjusted comparable store sales for the first two quarters of 2015, which includes Commission Sales, decreased 3.1% primarily attributable to (1) lower lawn and garden sales due, in part, to poor early season in-stock position of outdoor power equipment, which later improved during the July 4th promotional period and the introduction of new branded power items, (2) lower home appliances sales, which were negatively impacted by lower in-stock position in the first quarter of 2015, impact of product transitions, and lower sales during the President's Day and Memorial Day promotional periods, (3) lower tools sales in three Hometown key merchandise categories: tool storage and mechanical tool sets resulting from less promotional activity due to lower year-over-year vendor promotional support and compressors resulting from cost increases leading to less competitive out-the-door prices, and (4) lower consumer electronic sales as we continue to reduce the category.
Gross Margin

Gross margin was $202.8 million, or 23.3% of net sales, in the first two quarters of 2015 compared to $214.6 million, or 23.9% of net sales, in the first two quarters of 2014. The decrease in gross margin rate was primarily driven by lower online commissions from Sears Holdings, higher occupancy costs due to an increase in the number of Company-operated stores, and lower delivery income, partially offset by lower shrink. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin was 22.8% of net sales in both the first two quarters of 2015 and the first two quarters of 2014.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $191.9 million, or 22.0% of net sales, in the first two quarters of 2015 from $204.4 million, or 22.7% of net sales, in the first two quarters of 2014. The decrease was primarily due to lower dealer and franchisee commissions on lower sales volume, the impact of closed stores (net of new stores openings), and lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales. These decreases were partially offset by higher payroll and benefits, allocated executive transition costs, and an incremental $0.4 million for the provision for losses on franchisee receivables.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. For the first two quarters of 2015, had the allocation weighting been similar to the prior year, an additional $2.1 million of Home Office overhead expenses would have been allocated to Hometown's Selling and administrative expenses. Beginning with our 2015 fiscal year we intend to reevaluate the allocation of Home Office overhead expenses on an annual basis.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Operating Income
We recorded operating income of $9.3 million and $8.9 million in the first two quarters of 2015 and 2014, respectively. The $0.4 million increase in operating income was primarily driven by lower selling and administrative expenses partially offset by lower volume and a lower gross margin rate (excluding initial franchise revenues).

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$158,863	$158,440	$330,972	$329,758
Comparable store sales % (1)	(2.2)%	(10.4)%	(2.6)%	(6.5)%
Cost of sales and occupancy	120,717	119,557	252,040	253,358
Gross margin dollars	38,146	38,883	78,932	76,400
Margin rate	24.0%	24.5%	23.8%	23.2%
Selling and administrative	38,090	33,711	78,788	70,153
Selling and administrative expense as a percentage of net sales	24.0%	21.3%	23.8%	21.3%
Depreciation	1,281	1,337	2,489	2,974
Total costs and expenses	160,088	154,605	333,317	326,485
Operating income (loss)	$(1,225)	$3,835	$(2,345)	$3,273
Total Outlet stores			158	148
(1) Adjusted comparable store sales for the 13 and 26 weeks ended August 1, 2015 were (2.7)% and (3.7)%, respectively.
13-Week Period ended August 1, 2015 Compared to the 13-Week Period Ended August 2, 2014
Net Sales
Outlet net sales increased $0.4 million, or 0.3%, to $158.9 million in the second quarter of 2015 from $158.4 million in the second quarter of 2014. The increase was primarily due to new store sales (net of closures) and higher excess apparel liquidation revenues partially offset by a decrease in initial franchise revenues, which were $(0.1) million in the second quarter of 2015 compared to $5.2 million in the second quarter of 2014, and a 2.2% decrease in comparable store sales. Adjusted comparable store sales for the second quarter of 2015, which include Commission Sales, decreased 2.7%. The decrease was driven by (1) lower sales in home appliance primarily due to a reduction of as-is, out-of-box products receipts from Sears Holdings, (2) a decline in apparel sales due to a lower mix of inventory in wearables vs. accessories and a reduction in allocated space within the selling stores, and (3) lower tools sales due to non-recurring opportunity buys in the second quarter of 2014.
Gross Margin
Gross margin was $38.1 million, or 24.0% of net sales, in the second quarter of 2015 compared to $38.9 million, or 24.5% of net sales, in the prior year. The gross margin rate decreased in the second quarter of 2015 compared to the prior-year quarter primarily due to lower initial franchise revenues and lower delivery income. These decreases were partially offset by (1) higher margin on merchandise sales as a result of an improvement in inventory mix, (2) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, (3) higher margin on excess apparel liquidation, (4) lower distribution center and product repair costs and (5) lower shrink. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin improved 220 basis points to 23.7% of net sales in the second quarter of 2015 compared to 21.5% of net sales in the second quarter of 2014.
Selling and Administrative Expenses
Selling and administrative expenses increased to $38.1 million, or 24.0% of net sales, in the second quarter of 2015 from $33.7 million, or 21.3% of net sales, in the prior-year quarter. The increase in selling and administrative expenses was

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated and expenses associated with new stores partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. For the second quarter of 2015, had the allocation weighting been similar to the prior year, Home Office overhead expenses allocated to Outlet's Selling and administrative expenses would have been $0.9 million lower. Beginning with our 2015 fiscal year we intend to reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Loss
We recorded an operating loss of $1.2 million in the second quarter of 2015 compared to an operating income of $3.8 million in the second quarter of 2014. The decrease in operating income of $5.0 million was driven primarily by lower initial franchise revenues and higher selling and administrative expenses partially offset by a higher gross margin rate (excluding franchise revenues) and higher volume. Excluding initial franchise revenues from both periods, the second quarter 2015 operating loss of $1.2 million would have decreased by $0.2 million compared to the operating loss of $1.4 million in the second quarter of 2014.

26-Week Period Ended August 1, 2015 Compared to the 26-Week Period Ended August 2, 2014
Net Sales

Net sales in the first two quarters of 2015 increased $1.2 million, or 0.4%, to $331.0 million from the first two quarters of 2014. This increase was driven primarily by new stores (net of closures) partially offset by lower initial franchise revenues, which were $0.4 million in the first two quarters of 2015 compared to $8.7 million in the first two quarters of 2014, and a 2.6% decrease in comparable store sales. Adjusted comparable store sales for the first two quarters of 2015, which includes Commission Sales, decreased 3.7% primarily attributable to (1) lower home appliances sales resulting from a reduction of as-is, out-of-box products receipts from Sears Holdings, (2) a decline in apparel sales due to inventory mix, a decrease in allocated selling store space, and non-recurring promotional events in the first quarter of 2014, (3) lower lawn and garden sales due to large decreases in as-is, out-of-box tractor receipts from Sears Holdings and lower winter weather-related product sales in the first quarter of 2015, and (4) lower sales in tools primarily due to non-recurring excess inventory clearance events in the first quarter of 2014 and non-recurring opportunity buys in second quarter of 2014.
Gross Margin

Gross margin was $78.9 million, or 23.8% of net sales, in the first two quarters of 2015 compared to $76.4 million, or 23.2% of net sales, in the first two quarters of 2014. The increase in gross margin rate was primarily driven by (1) higher margin on merchandise sales, (2) lower occupancy costs associated with the conversion of Company-operated to franchisee-operated stores, (3) lower distribution center and product repair costs, and (4) lower shrink. These increases were partially offset by lower franchise revenues and lower delivery income. Excluding the impact of online commissions from Sears Holdings and initial franchise revenues, gross margin improved 300 basis points to 23.5% of net sales in the first two quarters of 2015 compared to 20.5% of net sales in the first two quarters of 2014.
Selling and Administrative Expenses

Selling and administrative expenses increased to $78.8 million, or 23.8% of net sales, in the first two quarters of 2015 from $70.2 million, or 21.3% of net sales, in the first two quarters of 2014. The increase was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, the impact of new stores (net of closed stores), and allocated executive transition costs partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. For the first two quarters of 2015, had the allocation weighting been similar to the prior year, Home Office overhead expenses allocated to Outlet's Selling and administrative expenses would have been $2.1 million lower. Beginning with our 2015 fiscal year we intend to reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Income
We recorded an operating loss of $2.3 million and $3.3 million of operating income in the first two quarters of 2015 and 2014, respectively. The $5.6 million decrease in operating income was primarily driven by lower initial franchise revenues and higher selling and administrative expenses, partially offset by a higher gross margin rate (excluding initial franchise revenues) and higher volume. Excluding initial franchise revenues from both periods, the operating loss of $2.8 million in the first two quarters of 2015 would have decreased by $2.6 million compared to the operating loss of $5.4 million in the first two quarters of 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $23.4 million as of August 1, 2015, $21.0 million as of August 2, 2014, and $19.7 million as of January 31, 2015.
For the first two quarters of 2015 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the 26 weeks ended August 1, 2015 cash provided by operating activities was $84.1 million compared to $29.2 million for the 26 weeks ended August 2, 2014. The increase in operating cash flow was due predominately to increases in merchandise payables, payables to Sears Holdings, and income and other taxes payable along with accounts receivable timing favorability and an increase in franchisee notes receivables in the prior year.

Total merchandise inventories were $431.4 million at August 1, 2015 and $469.6 million at August 2, 2014. Merchandise inventories decreased $21.7 million in Outlet and $16.5 million in Hometown. Outlet's reduction was primarily driven by lower home-appliances inventory due to a shift in the mix of inventory towards as-is, out-of-box products with a lower average cost, a reduced flow of as-is, out-of-box products from Sears Holdings, and tighter management of replenishment stock resulting in less non-productive inventory in the Outlet distribution centers. This reduction was partially offset by growth in as-is product purchases from vendors other than Sears Holdings. The decrease in Hometown was primarily due to lower tools and home appliances inventory due to the net decrease in store count.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 83% and 84% of total purchases of all inventory from all vendors for the 13 and 26 weeks ended August 1, 2015, respectively. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Risk Factors" in this Quarterly Report on Form 10-Q

In addition, our merchandise-vendor arrangements generally are not long-term (except for the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain or improve our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $6.4 million for the 26 weeks ended August 1, 2015 compared to $7.1 million for the 26 weeks ended August 2, 2014. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $74.0 million for the 26 weeks ended August 1, 2015 compared to $24.7 million during the 26 weeks ended August 2, 2014. The increase of $49.3 million in cash used by financing activities was primarily due to a reduction of $74.0 million in net borrowings under our Senior ABL Facility in 2015 compared to a $24.3 million reduction in 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

Financing Arrangements
As of August 1, 2015 we had $10.1 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of August 1, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 1, 2015 was $234.3 million with $5.6 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.18% at August 1, 2015, or (2) an alternate base rate plus a borrowing margin, approximately 4.25% at August 1, 2015, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At August 1, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of August 1, 2015 we were in compliance with all of the covenants of the Senior ABL Facility.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of August 1, 2015, we had cash and cash equivalents of $23.4 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of August 1, 2015 and August 2, 2014 were $0.3 million and $0.3 million, respectively.
Off-Balance Sheet Arrangements
As of August 1, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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

Our plan and expectation is that the new infrastructure and systems will be fully operational by the end of our 2016 fiscal year, well in advance of the April 2018 termination date of our Services Agreement with Sears Holdings.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited-basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

We expect to incur increases in capital expenditures and corporate expenses in fiscal 2015 and in fiscal 2016 as a result of the migration to the new infrastructure and systems.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure is material or will aid the understanding of our financial condition and results of operations. Selling and administrative expenses related to business process outsourcing ("BPO") were $0.5 million and $0.7 million for the second quarter and first two quarters of 2015, respectively. For the first two quarters of 2015, BPO capital expenditures were $2.0 million, all of which were incurred in the second quarter of 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.
The following factors, among others, could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: the possible material adverse effects on SHO if Sears Holdings’ financial condition were to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to obtain the resolution, on commercially reasonable terms, of existing disputes and, when they arise, future

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 1, 2015 and August 2, 2014

disputes with Sears Holdings regarding many of the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly in light of the existence of pending, and the likelihood of future, disputes with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings, and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 26 weeks ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2014 10-K. However, the risks described in “Risk Factors” beginning on page 8 of the 2014 10-K should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At August 1, 2015 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 26 weeks ended August 1, 2015. As of August 1, 2015 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Item 5. Other Information
On September 2, 2015 Jeffrey Flug, a member of the Company's Board of Directors, Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee (Chair), notified the Board of Directors that, for personal reasons, he will resign from the Board and the committees effective September 30, 2015.

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 3, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 1, 2015 and August 2, 2014; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at August 1, 2015, August 2, 2014, and January 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 and 26 Weeks Ended August 1, 2015 and August 2, 2014; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 and 26 Weeks Ended August 1, 2015 and August 2, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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