Form 10-Q
period 2015-10-31
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2015-12-04
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 1, 2015, the registrant had 22,721,560 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
NET SALES	$547,143	$565,147	$1,749,522	$1,793,694
COSTS AND EXPENSES
Cost of sales and occupancy	429,361	430,085	1,350,021	1,367,644
Selling and administrative	123,030	139,766	393,755	414,271
Impairment of goodwill	—	167,000	—	167,000
Depreciation	2,221	2,035	6,246	6,390
Gain on the sale of assets	—	(155)	—	(155)
Total costs and expenses	554,612	738,731	1,750,022	1,955,150
Operating loss	(7,469)	(173,584)	(500)	(161,456)
Interest expense	(587)	(915)	(1,982)	(2,754)
Other income	721	888	1,963	2,366
Loss before income taxes	(7,335)	(173,611)	(519)	(161,844)
Income tax benefit (expense)	3,517	2,401	361	(2,327)
NET LOSS	$(3,818)	$(171,210)	$(158)	$(164,171)

NET LOSS PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.17)	$(7.55)	$(0.01)	$(7.24)
Diluted:	$(0.17)	$(7.55)	$(0.01)	$(7.24)

Basic weighted average common shares outstanding	22,666	22,666	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666	22,666	22,666
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	October 31, 2015	November 1, 2014	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,139	$23,189	$19,746
Accounts and franchisee receivables, net	18,293	20,930	15,456
Merchandise inventories	448,443	462,226	442,743
Prepaid expenses and other current assets	17,187	17,893	19,350
Total current assets	506,062	524,238	497,295
PROPERTY AND EQUIPMENT, net	59,207	50,454	50,708
GOODWILL	—	—	—
LONG-TERM DEFERRED TAXES	52,652	47,359	54,273
OTHER ASSETS, net	42,337	41,185	43,446
TOTAL ASSETS	$660,258	$663,236	$645,722
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$47,400	$73,200	$84,100
Payable to Sears Holdings Corporation	81,422	79,940	61,089
Accounts payable	45,558	20,238	14,888
Other current liabilities	61,554	60,079	60,938
Current portion of capital lease obligations	141	75	147
Total current liabilities	236,075	233,532	221,162
CAPITAL LEASE OBLIGATIONS	182	136	176
OTHER LONG-TERM LIABILITIES	2,109	2,908	2,098
TOTAL LIABILITIES	238,366	236,576	223,436
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	421,892	426,660	422,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$660,258	$663,236	$645,722
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158)	$(164,171)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,246	6,390
Share-based compensation	(236)	606
Gain on the sale of assets	—	(155)
Impairment of goodwill	—	167,000
Provision for losses on franchisee receivables	486	11,526
Change in operating assets and liabilities:
Accounts and franchisee receivables	(2,707)	(14,517)
Merchandise inventories	(5,700)	19,881
Payable to Sears Holdings Corporation	20,333	11,544
Accounts payable	30,670	(3,891)
Customer deposits	(3,130)	(3,225)
Deferred income taxes	4,150	785
Other operating assets	(1,191)	2,639
Other operating liabilities	3,756	1,673
Net cash provided by operating activities	52,519	36,085
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	—	155
Purchases of property and equipment	(13,426)	(10,039)
Net cash used in investing activities	(13,426)	(9,884)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of capital lease obligations	—	(587)
Net short-term borrowings (payments)	(36,700)	(25,900)
Net cash used in financing activities	(36,700)	(26,487)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,393	(286)
CASH AND CASH EQUIVALENTS—Beginning of period	19,746	23,475
CASH AND CASH EQUIVALENTS—End of period	$22,139	$23,189
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,040	$2,466
Cash paid (refunded) for income taxes	$(2,395)	$246
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at February 1, 2014	22,753	$228	$547,021	$42,976	$590,225
Net loss		—	—	(164,171)	(164,171)
Share-based compensation	(17)	(1)	607	—	606
Balance at November 1, 2014	22,736	$227	$547,628	$(121,195)	$426,660

Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net loss		—	—	(158)	(158)
Share-based compensation	(14)	—	(236)	—	(236)
Balance at October 31, 2015	22,722	$227	$547,652	$(125,987)	$421,892
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of October 31, 2015 the Company or its dealers and franchisees operated a total of 1,172 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the first, second and third quarters ended October 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Our fiscal-year end is the Saturday closest to January 31 each year. Our third fiscal-quarter end is the Saturday closest to October 31 each year.
Variable Interest Entities and Consolidation
The Financial Accounting Standards Board ("FASB") has issued guidance on variable interest entities and consolidation for determining whether an entity is a variable interest entity ("VIE") as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments as to whether a reporting company is the primary beneficiary of a variable interest entity and disclosures regarding the reporting company’s involvement with a variable interest entity. A variable interest is a contractual, an ownership, or another pecuniary interest in a VIE whereby the reporting company will absorb portions of the VIE’s expected losses or receive portions of the VIE’s expected returns.
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

The Company was not required to measure any other significant non-financial asset or liability at fair value as of October 31, 2015.
Recent Accounting Pronouncements
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. This update will be effective for the Company in the first quarter of 2016. The adoption of the new standard is not expected to have a material impact on the Company's consolidated financial position, results of operations, cash flows, or disclosures.
Consolidation
In February 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update was effective for the Company in the first quarter of 2015. The adoption of the new standard did not impact the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
Extraordinary and Unusual Items
In January 2015, the FASB issued an accounting standards update which eliminates the concept of an extraordinary item. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This update was effective for the Company in the first quarter of 2015. The adoption of the new standard did not impact the Company’s consolidated financial position, results of operations, cash flows, or disclosures.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This update will be effective for the Company in the fourth quarter of 2016. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

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

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

	October 31, 2015
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$1,617	$3,451	$5,068
Miscellaneous receivables	5,582	8,019	13,601
Long-term franchisee receivables	16,866	27,703	44,569
Other assets	1,469	230	1,699
Provision for losses on short-term franchisee receivables (1)	(370)	(9)	(379)
Provision for losses on long-term franchisee receivables (1)	(3,838)	(90)	(3,928)
Total Accounts and franchisee receivables and other assets	$21,326	$39,304	$60,630

	November 1, 2014
Thousands	Hometown	Outlet	Total
Short-term franchisee receivables	$8,129	$4,463	$12,592
Miscellaneous receivables	7,609	2,112	9,721
Long-term franchisee receivables	21,246	27,688	48,934
Other assets	2,112	282	2,394
Provision for losses on short-term franchisee receivables (1)	(1,383)	—	(1,383)
Provision for losses on long-term franchisee receivables (1)	(10,143)	—	(10,143)
Total Accounts and franchisee receivables and other assets	$27,570	$34,545	$62,115

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

NOTE 3—PROVISION FOR LOSSES ON FRANCHISEE RECEIVABLES
The provision for losses on Franchisee Receivables, which was established in fiscal 2014, consists of the following:

Thousands	October 31, 2015	November 1, 2014	January 31, 2015
Provision for losses on franchisee receivables, beginning of period	$11,368	$—	$—
Expense accruals during the period	486	11,526	13,055
Write off of franchisee receivables	(7,547)	—	(1,687)
Provision for losses on franchisee receivables, end of period	$4,307	$11,526	$11,368

Refer to Note 13 regarding events occurring after October 31, 2015 that may impact Franchisee receivables and provision for losses in the fourth quarter of 2015.

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	October 31, 2015	November 1, 2014	January 31, 2015
Customer deposits	$27,110	$32,322	$30,241
Sales and other taxes	14,672	14,052	12,458
Accrued expenses	12,451	10,617	16,265
Payroll and related items	7,432	5,996	4,072
Store closing, severance, and executive transition costs	1,998	—	—
Total Other current and long-term liabilities	$63,663	$62,987	$63,036

NOTE 5—GOODWILL
We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014.
We reviewed the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicated the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

carrying value of goodwill might not be recoverable. The goodwill impairment test involved a two-step process. In the first step, SHO compared the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeded its carrying value, goodwill was not impaired and no further testing was required. If the fair value of the Hometown Reporting Unit was less than its carrying value, SHO performed the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value was allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill was less than its carrying value, the difference was recorded as a non-cash impairment loss.
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 39 weeks ended October 31, 2015 and November 1, 2014, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of October 31, 2015 the Company's net deferred tax asset balance was $61.0 million compared to $57.2 million as of November 1, 2014 and $65.2 million as of January 31, 2015.

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates (collectively, "ESL") beneficially own approximately 46% of our outstanding shares of common stock and approximately 57% of Sears Holdings' outstanding shares of common stock.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Thousands

Net Commissions from Sears Holdings	$22,217	$22,069	$70,783	$76,808
Purchases related to cost of sales and occupancy	337,228	351,935	1,072,022	1,156,632
Services	21,532	23,302	67,848	73,089

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and are settled on a net basis. We generally pay undisputed amounts within 10 days after the invoice date.

NOTE 8—FINANCING ARRANGEMENT

As of October 31, 2015 we had $47.4 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the "Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of October 31, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 31, 2015 was $196.9 million, with $5.7 million of letters of credit outstanding under the facility.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.19% at October 31, 2015 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.25% at October 31, 2015.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At October 31, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.
Events of Default
The Senior ABL Facility includes customary events of default including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement, the Services Agreement, and other SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, and Sears Holdings' termination of the "Separation Agreements" (which include, among other SHO-Sears Holdings Agreements, the Merchandising Agreement and the Services Agreement).

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $0.0 million and $6.5 million for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively). Initial franchise revenue consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. For the 39 weeks ended October 31, 2015, initial franchise revenue was $0.3 million compared to $15.2 million in the 39 weeks ended November 1, 2014.

	13 Weeks Ended October 31, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$263,853	$136,975	$400,828
Lawn and garden	51,907	6,085	57,992
Tools and paint	36,758	4,220	40,978
Other	27,322	20,023	47,345
Total	379,840	167,303	547,143
Costs and expenses
Cost of sales and occupancy	301,966	127,395	429,361
Selling and administrative	85,808	37,222	123,030
Depreciation	901	1,320	2,221
Total	388,675	165,937	554,612
Operating income (loss)	$(8,835)	$1,366	$(7,469)
Total assets	$440,008	$220,250	$660,258
Capital expenditures	$1,902	$5,076	$6,978

	13 Weeks Ended November 1, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$261,645	$139,519	$401,164
Lawn and garden	59,447	7,065	66,512
Tools and paint	41,736	4,649	46,385
Other	24,915	26,171	51,086
Total	387,743	177,404	565,147
Costs and expenses
Cost of sales and occupancy	299,013	131,072	430,085
Selling and administrative	103,395	36,371	139,766
Impairment of goodwill	167,000	—	167,000
Depreciation	746	1,289	2,035
Gain on the sale of assets	(155)	—	(155)
Total	569,999	168,732	738,731
Operating income (loss)	$(182,256)	$8,672	$(173,584)
Total assets	$455,112	$208,124	$663,236
Capital expenditures	$579	$2,410	$2,989

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	39 Weeks Ended October 31, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$805,791	$401,954	$1,207,745
Lawn and garden	256,453	18,779	275,232
Tools and paint	118,432	12,862	131,294
Other	70,571	64,680	135,251
Total	1,251,247	498,275	1,749,522
Costs and expenses
Cost of sales and occupancy	970,586	379,435	1,350,021
Selling and administrative	277,745	116,010	393,755
Depreciation	2,437	3,809	6,246
Total	1,250,768	499,254	1,750,022
Operating income (loss)	$479	$(979)	$(500)
Total assets	$440,008	$220,250	$660,258
Capital expenditures	$4,381	$9,045	$13,426

	39 Weeks Ended November 1, 2014
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$795,919	$398,299	$1,194,218
Lawn and garden	278,305	19,546	297,851
Tools and paint	132,470	13,566	146,036
Other	79,838	75,751	155,589
Total	1,286,532	507,162	1,793,694
Costs and expenses
Cost of sales and occupancy	983,214	384,430	1,367,644
Selling and administrative	307,747	106,524	414,271
Impairment of goodwill	167,000	—	167,000
Depreciation	2,127	4,263	6,390
Gain on the sale of assets	(155)	—	(155)
Total	1,459,933	495,217	1,955,150
Operating income (loss)	$(173,401)	$11,945	$(161,456)
Total assets	$455,112	$208,124	$663,236
Capital expenditures	$2,509	$7,530	$10,039

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually or in the aggregate, in the opinion of management would not have a material adverse effect on our business, financial position, results of operations, or cash flows.

NOTE 11—LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. There was no dilutive effect of potential common shares.

The following table sets forth the components used to calculate basic and diluted loss per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Thousands except loss per common share
Basic and diluted weighted average shares	22,666	22,666	22,666	22,666

Net loss	$(3,818)	$(171,210)	$(158)	$(164,171)

Loss per common share:

Basic and diluted	$(0.17)	$(7.55)	$(0.01)	$(7.24)

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015. All of the eligible individuals were employees of the Company at the time of the grants. As of October 31, 2015, 47,263 shares of the original grant of 89,221 shares of restricted stock had been forfeited. During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of October 31, 2015, 28,237 stock units had been forfeited. We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the 103,221 shares of restricted stock and the 159,475 stock units, the Company has made no grants or awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first three quarters of 2015 we recorded $(0.2) million in total compensation expense for the remaining 55,958 shares of restricted stock, including the reversal of approximately $0.7 million of compensation expense related to severance and executive transition costs, and $0.1 million in total compensation expense for the remaining 131,238 stock units (none of which had vested as of October 31, 2015). At October 31, 2015 we had $0.4 million in total unrecognized compensation cost related to the remaining non-vested restricted stock, which cost we expect to recognize over approximately the next two years. At October 31, 2015, we had $0.8 million in total unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over approximately the next three years.

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

	39 Weeks Ended October 31, 2015
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	70	$44.45
Granted	14	9.38
Vested	—	—
Forfeited	(28)	44.45
Balance at 10/31/2015	56	$35.68

    The remaining 131,238 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company may suspend or terminate the repurchase program at any time. At October 31, 2015, the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 13 and 39 weeks ended October 31, 2015. At October 31, 2015, we had approximately $12.5 million of remaining authorization under the repurchase program.
NOTE 13—SUBSEQUENT EVENTS

In the fourth quarter of 2015 the Company began discussions and reached oral understandings with two franchisees pursuant to which the Company would repurchase a total of 23 franchised locations. The oral understandings are subject to the negotiation, execution, and delivery by the Company and the franchisees of definitive asset purchase and termination agreements which would terminate the franchise agreements and sublease arrangements for the affected locations. The definitive agreements would provide as part of these transactions that the Company would purchase store furniture, fixtures, and equipment for a total of $0.7 million. As of the end of the third quarter of 2015 the franchisees of the affected locations were obligors on promissory notes payable to the Company with unpaid principal amounts totaling approximately $11.8 million, for which franchisee note receivables the Company carried no reserves.  If the Company and the franchisees were to negotiate, execute, and deliver the necessary definitive agreements (the likelihood of which the Company is unable to predict with certainty), the Company expects that these transactions would be completed in the fourth quarter of 2015 and expects that the Company would write-off the franchisee note receivable balances net of the value of any reacquisition rights and the value of the furniture, fixtures, and equipment that the Company would purchase. The Company currently estimates that the loss associated with the write-off of these franchisee note receivable balances would be between $8.0 and $10.0 million.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of October 31, 2015 we or our dealers and franchisees operated a total of 1,172 stores across all 50 states, Puerto Rico, and Bermuda. In the third quarter of 2015, the Company opened ten new stores and closed 53 stores.
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

As of October 31, 2015 Hometown consisted of 1,011 stores as follows:

•
856 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
62 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	93 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of October 31, 2015, Hometown consisted of 850 dealer-operated stores, 107 franchisee-operated stores, and 54 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by dealers and franchisees and pays commissions to the dealers and franchisees when they sell the Company's merchandise and provide services.
The Company completed the first Outlet store franchise transactions in the first quarter of 2013. As of October 31, 2015, 67 of the 161 Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. During the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension continued in effect during the third quarter of 2015. Initial franchise revenues were less than $0.1 million in the third quarter of 2015 and $6.5 million in the third quarter of 2014.

	13 Weeks Ended		39 Weeks Ended
Thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Hometown	$—	$336	$(108)	$313
Outlet	13	6,159	448	14,877
Total initial franchise revenues	$13	$6,495	$340	$15,190

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

Shared Vendor Funds

In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the third quarter of 2015 Sears Holdings' subsidy collections were lower compared to the same period in 2014, and SHO's portion of the collected subsidies during the third quarter declined by approximately $1.6 million compared to the same period in 2014. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the third quarter of 2015 Sears Holdings earned higher cash discounts compared to the same period in 2014, and SHO's portion of the earned cash discounts increased during the third quarter by approximately $3.2 million compared to the same period in 2014. Sears Holdings is responsible for the collection of the merchandise subsidies that it has negotiated with its merchandise vendors and the extent to which Sears Holdings will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings will stay the same or cease declining and we cannot provide any assurance that SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same, or continue to increase. If SHO's portion of merchandise

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

subsidies collected by Sears Holdings were to continue to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014.

	13 Weeks Ended		39 Weeks Ended
Thousands	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
NET SALES	$547,143	$565,147	$1,749,522	$1,793,694
COSTS AND EXPENSES
Cost of sales and occupancy	429,361	430,085	1,350,021	1,367,644
Gross margin dollars	117,782	135,062	399,501	426,050
Margin rate	21.5%	23.9%	22.8%	23.8%
Selling and administrative	123,030	139,766	393,755	414,271
Selling and administrative expense as a percentage of net sales	22.5%	24.7%	22.5%	23.1%
Impairment of goodwill	—	167,000	—	167,000
Depreciation	2,221	2,035	6,246	6,390
Gain on the sale of assets	—	(155)	—	(155)
Total costs and expenses	554,612	738,731	1,750,022	1,955,150
Operating loss	(7,469)	(173,584)	(500)	(161,456)
Interest expense	(587)	(915)	(1,982)	(2,754)
Other income	721	888	1,963	2,366
Loss before income taxes	(7,335)	(173,611)	(519)	(161,844)
Income tax benefit (expense)	3,517	2,401	361	(2,327)
NET LOSS	$(3,818)	$(171,210)	$(158)	$(164,171)
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended October 31, 2015			39 Weeks Ended October 31, 2015
Thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$379,840	$167,303	$547,143	$1,251,247	$498,275	$1,749,522
Less: Non-comparable store sales	(40,037)	(24,346)	(64,383)	(121,325)	(73,969)	(195,294)
Comparable store sales recorded by SHO	339,803	142,957	482,760	1,129,922	424,306	1,554,228
Commission Sales (1)	6,922	1,753	8,675	25,447	5,629	31,076
Adjusted comparable store sales	$346,725	$144,710	$491,435	$1,155,369	$429,935	$1,585,304

	13 Weeks Ended November 1, 2014			39 Weeks Ended November 1, 2014
Thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$387,743	$177,404	$565,147	$1,286,532	$507,162	$1,793,694
Less: Non-comparable store sales	(51,802)	(22,529)	(74,331)	(153,280)	(63,506)	(216,786)
Comparable store sales recorded by SHO	335,941	154,875	490,816	1,133,252	443,656	1,576,908
Commission Sales (1)	11,469	1,558	13,027	49,004	8,902	57,906
Adjusted comparable store sales	$347,410	$156,433	$503,843	$1,182,256	$452,558	$1,634,814

	13 Weeks Ended October 31, 2015 vs. 13 Weeks Ended November 1, 2014			39 Weeks Ended October 31, 2015 vs. 39 Weeks Ended November 1, 2014
	Hometown	Outlet	Total	Hometown	Outlet	Total
Comparable store sales recorded by SHO	1.1%	(7.7)%	(1.6)%	(0.3)%	(4.4)%	(1.4)%
Adjusted comparable store sales	(0.2)%	(7.5)%	(2.5)%	(2.3)%	(5.0)%	(3.0)%
(1) Commission Sales are for comparable stores only. For all comparable and non-comparable stores, Commission Sales for the 13 weeks ended October 31, 2015 and November 1, 2014 were $9.5 million and $14.3 million, respectively, and for the 39 weeks ended October 31, 2015 and November 1, 2014, Commission Sales were $32.4 million and $62.4 million, respectively.

Adjusted EBITDA

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we also use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which excludes

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance because:

•EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and
•Excludes other significant items that may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results.

In the second quarter of 2015 the Company began excluding initial franchise revenues from Adjusted EBITDA. This change was based on (1) the Company's decision to indefinitely suspend its franchising of additional stores except to existing Company franchisees and (2) the Company's decision to exclude initial franchise revenues from Adjusted EBITDA for the purposes of fiscal year 2015 annual incentive compensation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	October 31, 2015	November 1, 2014	October 31, 2015		November 1, 2014
Net loss	$(3,818)	$(171,210)	$(158)		$(164,171)
Income tax (benefit) expense	(3,517)	(2,401)	(361)		2,327
Other income	(721)	(888)	(1,963)		(2,366)
Interest expense	587	915	1,982		2,754
Operating loss	(7,469)	(173,584)	(500)	—	(161,456)
Depreciation	2,221	2,035	6,246		6,390
Gain on the sale of assets	—	(155)	—		(155)
Impairment of goodwill	—	167,000	—		167,000
Store closing, severance, and executive transition costs	—	—	1,066		—
Initial franchise revenues net of provision for losses	110	5,031	145		(3,664)
Adjusted EBITDA	$(5,138)	$327	$6,957		$8,115
Store Closings
In the first three quarters of 2015, we closed 116 under-performing stores (113 in Hometown and 3 in Outlet), which were unfavorably impacting Adjusted EBITDA by $2.3 million and $4.3 million for the third quarter and first three quarters of 2015, respectively. As a result of these closures, we should be able to improve future profit performance, reduce expenses, and free up working capital.

13-Week Period Ended October 31, 2015 Compared to the 13-Week Period Ended November 1, 2014
Net Sales

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Net sales in the third quarter of 2015 decreased $18.0 million, or 3.2%, to $547.1 million from the third quarter of 2014. This decrease was driven primarily by (1) a 1.6% decrease in comparable store sales, (2) lower initial franchise revenues, which were less than $0.1 million in the third quarter of 2015 compared to $6.5 million in the third quarter of 2014, (3) the impact of closed stores (net of new store openings), and (4) lower online commissions from Sears Holdings ($2.7 million in the third quarter of 2015 compared to $4.2 million in the third quarter of 2014). These declines were partially offset by the discontinuation of layaway in most of our locations as of August 29, 2015 (resulting in recognition of deferred layaway revenue) and a $2.3 million reduction in third quarter 2014 revenues related to the reconciliation of payments between Sears Holdings and SHO.

Commission Sales during the third quarter of 2015 were $9.5 million compared to $14.3 million in the third quarter of 2014. The decline was primarily due to online promotions offered by Sears Holdings during the third quarter of 2014. Adjusted comparable store sales (which include Commission Sales) for the third quarter of 2015 decreased 2.5%. Comparable store sales in Hometown were up 1.1% while comparable store sales in Outlet were down 7.7%. Adjusted comparable store sales were down 0.2% in Hometown and down 7.5% in Outlet. The Adjusted comparable store sales decrease of 2.5% was primarily due to (1) lower Outlet home appliances sales resulting from a highly promotional environment, which impacted the value proposition of "as-is" home appliances as competitors drove price points lower in new, in-box home appliances, (2) lower lawn and garden sales in both segments due to soft performance in the Hometown yard tractor and snow thrower categories and, in Outlet, due to a large decrease in as-is, out-of-box tractor receipts from Sears Holdings, (3) lower tools sales in Hometown due to declines in core categories such as mechanics tool sets, tool storage and compressors despite aggressive promotional pricing, and (4) a decrease in Outlet apparel sales due to inventory mix and a reduction in allocated space within the selling stores. These decreases were partially offset by higher sales in Hometown home appliances (primarily refrigeration), which was driven by aggressive promotional pricing in the market.
Gross Margin

Gross margin was $117.8 million, or 21.5% of net sales, in the third quarter of 2015 compared to $135.1 million, or 23.9% of net sales, in the third quarter of 2014. The decrease in gross margin rate was primarily driven by (1) lower initial franchise revenues, (2) lower margin on merchandise sales in Hometown partially offset by higher margins in Outlet, (3) higher occupancy costs due to a higher number of Company-operated locations, (4) an unfavorable impact of 31 basis points on the third quarter 2015 gross margin rate due to store closings, and (5) lower online commissions from Sears Holdings. These decreases were partially offset by lower merchandise shrink and a $0.9 million net payment to Sears Holdings in the third quarter of 2014 related to the reconciliation of payments between Sears Holdings and SHO. Excluding the impact of online commissions from Sears Holdings, initial franchise revenues, and closed stores, gross margin declined 98 basis points to 21.6% of net sales in the third quarter of 2015 compared to 22.6% of net sales in the third quarter of 2014.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $123.0 million, or 22.5% of net sales, in the third quarter of 2015 from $139.8 million, or 24.7% of net sales, in the prior-year quarter. The decrease was primarily due to a $11.5 million provision for losses on franchisee receivables recognized in the third quarter of 2014, the impact of closed stores (net of new store openings), and lower commissions paid to dealers and franchisees on lower sales volume. These declines were partially offset by higher payroll and benefits due to more Company-operated stores compared to the prior year.

Impairment of Goodwill

During the three months ended November 1, 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill. This charge eliminated all of our recorded goodwill.

Operating Loss
We recorded operating losses of $7.5 million and $173.6 million in the third quarters of 2015 and 2014, respectively. As described above, in the third quarter of 2014 we recorded a non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill) and a $11.5 million provision for losses on franchisee receivables. The improvement in our operating loss in the third quarter of 2015 resulted from lower selling and administrative expenses and a smaller provision for losses on franchisee receivables ($0.1 million) partially offset by lower initial franchise revenues, a lower gross margin rate, and

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

lower sales volume. Excluding the $167.0 million goodwill impairment charge from the third quarter of 2014 and the provision for losses on franchisee receivables and the initial franchise revenues from both periods, our third quarter 2015 operating loss would have been $7.4 million compared to $1.6 million operating loss in the third quarter of 2014.
Income Taxes
Income tax benefits of $3.5 million and $2.4 million were recorded in the third quarters of 2015 and 2014, respectively. The effective tax rate (benefits) were 47.9% and 1.4% in the third quarters of 2015 and 2014, respectively.
Net Loss
We recorded net losses of $3.8 million for the third quarter of 2015 compared to $171.2 million for the prior-year quarter. The decrease in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

39-Week Period Ended October 31, 2015 Compared to the 39-Week Period Ended November 1, 2014
Net Sales

Net sales in the first three quarters of 2015 decreased $44.2 million, or 2.5%, to $1,749.5 million from the first three quarters of 2014. This decrease was driven primarily by a 1.4% decrease in comparable store sales, lower initial franchise revenues, which were $0.3 million in the first three quarters of 2015 compared to $15.2 million in the first three quarters of 2014, and lower online commissions from Sears Holdings ($9.8 million in the first three quarters of 2015 compared to $18.4 million in the first three quarters of 2014).

Commission Sales during the first three quarters of 2015 were $32.4 million compared to $62.4 million in the first three quarters of 2014. The decline was primarily due to online promotions offered by Sears Holdings during the first three quarters of 2014. Adjusted comparable store sales (which include Commission Sales) for the first three quarters of 2015 decreased 3.0%. Comparable store sales in Hometown were down 0.3% while comparable store sales in Outlet were down 4.4%. Adjusted comparable store sales were down 2.3% in Hometown and down 5.0% in Outlet. The Adjusted comparable store sales decrease of 3.0% was primarily due to (1) lower sales in Outlet resulting from a reduction of as-is, out-of-box products receipts from Sears Holdings, and due to a highly promotional environment, which impacted the value proposition of "as-is" home appliances as competitors drove price points lower in new, in-box home appliances, (2) lower lawn and garden sales in both segments due to poor early season in-stock position of outdoor power equipment and soft performance in the yard tractor category in Hometown, and in Outlet, due to a large decrease in as-is, out-of-box tractor receipts from Sears Holdings and lower winter weather-related product sales in the first quarter of 2015, (3) lower tools sales in core Hometown categories such as mechanics tool sets, tool storage, and compressors despite aggressive promotional pricing, and (4) a decline in Outlet apparel sales due to inventory mix and a reduction in allocated space within the selling stores. For the first three quarters of 2015, Adjusted comparable store sales in Hometown home appliances were flat.
Gross Margin

Gross margin was $399.5 million, or 22.8% of net sales, in the first three quarters of 2015 compared to $426.1 million, or 23.8% of net sales, in the first three quarters of 2014. The decrease in gross margin rate was primarily driven by (1) lower initial franchise revenues, (2) lower online commissions from Sears Holdings, (3) lower delivery income, (4) an unfavorable impact of 30 basis points on the gross margin rate through the first three quarters of 2015 due to store closings, and (5) higher occupancy costs due to a higher number of Company-operated locations. These declines were partially offset by higher margin on Outlet merchandise sales and lower merchandise shrink. Excluding the impact of online commissions from Sears Holdings, initial franchise revenues, and closed stores, gross margin improved 39 basis points to 22.7% of net sales in the first three quarters of 2015 compared to 22.3% of net sales in the first three quarters of 2014.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $393.8 million, or 22.5% of net sales, in the first three quarters of 2015 from $414.3 million, or 23.1% of net sales, in the first three quarters of 2014. The decrease was primarily due to (1) an $11.5 million provision for losses on franchisee receivables recognized in the first three quarters of 2014 compared to $0.5 million recognized in the first three quarters of 2015, (2) the impact of closed stores (net of new stores), (3) lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales, and (4) lower commissions paid to dealers and franchisees on lower sales volume. These decreases were partially offset by $1.1 million of executive transition costs incurred during the first three quarters of 2015.

Impairment of Goodwill

During the three quarters of 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill. This charge eliminated all of our recorded goodwill.

Operating Loss
We recorded operating losses of $0.5 million and $161.5 million for the first three quarters of 2015 and 2014, respectively. As described above, in the third quarter of 2014 we recorded a non-cash goodwill impairment charge of $167.0 million (which

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

eliminated all of our recorded goodwill) and a $11.5 million provision for losses on franchisee receivables. The improvement in our operating loss for the first three quarters of 2015 resulted from lower selling and administrative expenses and a smaller provision for losses on franchisee receivables ($0.5 million) partially offset by lower initial franchise revenues, a lower gross margin rate, and lower sales volume. Excluding the $167.0 million goodwill impairment charge from the first three quarters of 2014 and the provision for losses on franchisee receivables and the initial franchise revenues from both periods, operating loss for the first three quarters of 2015 would have been $0.4 million compared to operating income of $1.9 million in the first three quarters of 2014.
Income Taxes
We recorded an income tax benefit of $0.4 million in the first three quarters of 2015 compared to income tax expense of $2.3 million in the first three quarters of 2014. The effective tax rate was 69.6% (benefit) and 1.4% in the first three quarters of 2015 and 2014, respectively.
Net loss
We recorded net losses of $0.2 million and $164.2 million for the first three quarters of 2015 and 2014, respectively. The decrease in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$379,840	$387,743	$1,251,247	$1,286,532
Comparable store sales % (1)	1.1%	(6.2)%	(0.3)%	(6.2)%
Cost of sales and occupancy	301,966	299,013	970,586	983,214
Gross margin dollars	77,874	88,730	280,661	303,318
Margin rate	20.5%	22.9%	22.4%	23.6%
Selling and administrative	85,808	103,395	277,745	307,747
Selling and administrative expense as a percentage of net sales	22.6%	26.7%	22.2%	23.9%
Impairment of goodwill	—	167,000	—	167,000
Depreciation	901	746	2,437	2,127
Gain on the sale of assets	—	(155)	—	(155)
Total costs and expenses	388,675	569,999	1,250,768	1,459,933
Operating income (loss)	$(8,835)	$(182,256)	$479	$(173,401)
Total Hometown stores			1,011	1,108
(1) Adjusted comparable store sales for the 13 and 39 weeks ended October 31, 2015 were (0.2)% and (2.3)%, respectively.
13-Week Period ended October 31, 2015 Compared to the 13-Week Period Ended November 1, 2014
Net Sales
Hometown net sales decreased $7.9 million, or 2.0%, to $379.8 million in the third quarter of 2015 from $387.7 million in the third quarter of 2014. The decrease was primarily due to the impact of closed stores (net of new stores) and lower online commissions from Sears Holdings ($2.1 million in the third quarter of 2015 compared to $3.7 million in the third quarter of 2014). These declines were partially offset by a 1.1% increase in comparable store sales, the discontinuation of layaway in most of our locations as of August 29, 2015 (resulting in recognition of deferred layaway revenue), and a $2.3 million reduction in third quarter 2014 revenues related to the reconciliation of payments between Sears Holdings and SHO.
Adjusted comparable store sales (which includes Commission Sales) for the third quarter of 2015 decreased 0.2% primarily due to lower lawn and garden sales resulting from soft performance in the yard tractor and snow thrower categories, and lower tools sales in core categories such as mechanics tool sets, tool storage and compressors despite aggressive promotional pricing.  Sales in home appliances were higher in the third quarter of 2015 primarily due to refrigeration, which was driven by aggressive promotional pricing in the market.
Gross Margin
Gross margin was $77.9 million, or 20.5% of net sales, in the third quarter of 2015 compared to $88.7 million, or 22.9% of net sales, in the prior-year quarter. The gross-margin rate decline was primarily due to (1) lower margin on merchandise sales, (2) higher occupancy costs due to an increase in the number of Company-operated stores, (3) lower online commissions from Sears Holdings, and (4) an unfavorable impact of 37 basis points on the third quarter 2015 gross margin rate due to store closings partially offset by a $2.3 million net payment to Sears Holdings in the third quarter of 2014 related to the reconciliation of payments between Sears Holdings and SHO. Excluding the impact of online commissions from Sears Holdings, initial franchise revenues, and closed stores, gross margin was 20.6% of net sales in the third quarter of 2015 compared to 22.2% of net sales in the third quarter of 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Selling and Administrative Expenses
Selling and administrative expenses decreased to $85.8 million, or 22.6% of net sales, in the third quarter of 2015 from $103.4 million, or 26.7% of net sales, in the prior-year quarter. The decrease was primarily due to an $11.5 million provision for losses on franchisee receivables recognized in the third quarter of 2014, the impact of closed stores (net of new store openings), and a reduction in dealer and franchisee commissions on lower sales volume partially offset by higher payroll and benefits associated with a higher Company-operated store count.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. If the allocation weighting for the third quarter of 2015 had been similar to the weighting for the prior-year quarter we would have allocated an additional $1.0 million of Home Office overhead expenses to Hometown's Selling and administrative expenses. Beginning with this fiscal year we will reevaluate the allocation of Home Office overhead expenses on an annual basis.

Impairment of Goodwill
During the three months ended November 1, 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill. This charge eliminated all of our recorded goodwill.
Operating Loss
We recorded operating losses of $8.8 million in the third quarter of 2015 and $182.3 million in the third quarter of 2014. As described above, in the third quarter of 2014 we recorded a non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill) and a $11.5 million provision for losses on franchisee receivables. The improvement in our operating loss in the third quarter of 2015 resulted from lower selling and administrative expenses and a smaller provision for losses on franchisee receivables ($0.1 million) partially offset by a lower gross margin rate, lower sales volume, and lower initial franchise revenues. Excluding the $167.0 million goodwill impairment charge from the third quarter of 2014 and the provision for losses on franchisee receivables and the initial franchise revenues from both periods, our third quarter 2015 operating loss would have been $8.7 million compared to $4.1 million operating loss in the third quarter of 2014.

39-Week Period Ended October 31, 2015 Compared to the 39-Week Period Ended November 1, 2014
Net Sales

Net sales in the first three quarters of 2015 decreased $35.3 million, or 2.7%, to $1,251.2 million from the first three quarters of 2014. This decrease was driven primarily by the impact of closed stores (net of new store openings), lower online commissions from Sears Holdings ($8.0 million in the first three quarters of 2015 compared to $15.7 million in the first three quarters of 2014), and a 0.3% decrease in comparable store sales.

Adjusted comparable store sales (which includes Commission Sales) for the first three quarters of 2015 decreased 2.3% primarily attributable to lower lawn and garden sales due to poor early season in-stock position of outdoor power equipment and soft performance in the yard tractor category, and lower tools sales in core categories such as mechanics tool sets, tool storage, and compressors despite aggressive promotional pricing. For the first three quarters of 2015, Adjusted comparable store sales in home appliances were flat.
Gross Margin

Gross margin was $280.7 million, or 22.4% of net sales, in the first three quarters of 2015 compared to $303.3 million, or 23.6% of net sales, in the first three quarters of 2014. The decrease in gross margin rate was primarily driven by (1) lower online commissions from Sears Holdings, (2) lower margin on merchandise sales, (3) higher occupancy costs due to an increase in the number of Company-operated stores, (4) an unfavorable impact of 34 basis points on the gross margin rate through the first three quarters of 2015 due to store closings, and (5) lower delivery income, partially offset by lower merchandise shrink.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Excluding the impact of online commissions from Sears Holdings, initial franchise revenues, and closed stores, gross margin declined 34 basis points to 22.3% of net sales in the first three quarters of 2015 compared to 22.7% in the first three quarters of 2014.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $277.7 million, or 22.2% of net sales, in the first three quarters of 2015 from $307.7 million, or 23.9% of net sales, in the first three quarters of 2014. The decrease was primarily due to (1) lower dealer and franchisee commissions on lower sales volume, (2) an $11.5 million provision for losses on franchisee receivables recognized in the first three quarters of 2014 compared to $0.5 million recognized in the first three quarters of 2015, (3) the impact of closed stores (net of new stores openings), and (4) lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales. These decreases were partially offset by higher payroll and benefits and allocated executive transition costs.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. If the allocation weighting for the first three quarters of 2015 had been similar to the weighting for the first three quarters of 2014, we would have allocated an additional $3.3 million of Home Office overhead expenses to Hometown's Selling and administrative expenses. Beginning with this fiscal year we will reevaluate the allocation of Home Office overhead expenses on an annual basis.

Impairment of Goodwill

During the three quarters of 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment of goodwill

Operating Income (Loss)
We recorded operating income of $0.5 million and an operating loss of $173.4 million for the first three quarters of 2015 and 2014, respectively. As described above, in the third quarter of 2014 we recorded a non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill) and a $11.5 million provision for losses on franchisee receivables. The improvement in our operating loss for the first three quarters of 2015 resulted from lower selling and administrative expenses and a smaller provision for losses on franchisee receivables ($0.5 million) partially by a lower gross margin rate, lower sales volume, and lower initial franchise revenues. Excluding the $167.0 million goodwill impairment charge from the first three quarters of 2014 and the provision for losses on franchisee receivables and the initial franchise revenues from both periods, operating income in the first three quarters of 2015 would have been $1.1 million compared to $4.8 million operating income in the first three quarters of 2014.

Outlet
Outlet results and key statistics were as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$167,303	$177,404	$498,275	$507,162
Comparable store sales % (1)	(7.7)%	9.3%	(4.4)%	(1.4)%
Cost of sales and occupancy	127,395	131,072	379,435	384,430
Gross margin dollars	39,908	46,332	118,840	122,732
Margin rate	23.9%	26.1%	23.9%	24.2%
Selling and administrative	37,222	36,371	116,010	106,524
Selling and administrative expense as a percentage of net sales	22.2%	20.5%	23.3%	21.0%
Depreciation	1,320	1,289	3,809	4,263
Total costs and expenses	165,937	168,732	499,254	495,217
Operating income (loss)	$1,366	$8,672	$(979)	$11,945
Total Outlet stores			161	149
(1) Adjusted comparable store sales for the 13 and 39 weeks ended October 31, 2015 were (7.5)% and (5.0)%, respectively.
13-Week Period ended October 31, 2015 Compared to the 13-Week Period Ended November 1, 2014
Net Sales
Outlet net sales decreased $10.1 million, or 5.7%, to $167.3 million in the third quarter of 2015 from $177.4 million in the third quarter of 2014. The decrease was primarily due a 7.7% decrease in comparable store sales and lower initial franchise revenues, which were less than $0.1 million in the third quarter of 2015 compared to $6.2 million in the third quarter of 2014, partially offset by new store sales (net of closures).
Adjusted comparable store sales (which includes Commission Sales) decreased 7.5%. The decrease was driven by (1) lower sales in home appliances primarily due to a highly promotional environment, which impacted the value proposition of "as-is" home appliances as competitors drove price points lower in new, in-box home appliances, (2) a decline in apparel sales due to inventory mix and a reduction in allocated space within the selling stores, (3) lower lawn and garden sales due to a large decrease in as-is, out-of-box tractor receipts from Sears Holdings, and (4) lower mattresses sales resulting from actions taken to improve category profitability through less-aggressive promotions.
Gross Margin
Gross margin was $39.9 million, or 23.9% of net sales, in the third quarter of 2015 compared to $46.3 million, or 26.1% of net sales, in the prior year. The gross margin rate decreased in the third quarter of 2015 compared to the prior-year quarter primarily due to lower initial franchise revenues, a $1.4 million expense reduction in the third quarter of 2014 due to the reconcilement of payments between SHO and Sears Holdings, and higher occupancy costs. These decreases were partially offset by higher margin on merchandise sales and lower merchandise shrink. Excluding the impact of online commissions from Sears Holdings, initial franchise revenues, and closed stores, gross margin improved 51 basis points to 23.8% of net sales in the third quarter of 2015 compared to 23.3% of net sales in the third quarter of 2014.
Selling and Administrative Expenses
Selling and administrative expenses increased to $37.2 million, or 22.2% of net sales, in the third quarter of 2015 from $36.4 million, or 20.5% of net sales, in the prior-year quarter. The increase in selling and administrative expenses was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated and expenses associated with new stores partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. If the allocation weighting for the third quarter of 2015 had been similar to the weighting for prior-year quarter we would have reduced Home Office overhead expenses allocated to Outlet's Selling and administrative expenses by $1.0 million. Beginning with this fiscal year we will reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Income
We recorded operating income of $1.4 million and $8.7 million in the third quarters of 2015 and 2014, respectively. The decrease in operating income of $7.3 million was driven primarily by lower initial franchise revenues, lower volume, and higher selling and administrative expenses partially offset by a higher gross margin rate (excluding franchise revenues). Excluding initial franchise revenues from both periods, third quarter 2015 operating income would have been $1.4 million compared to $2.5 million operating income in the third quarter of 2014.

39-Week Period Ended October 31, 2015 Compared to the 39-Week Period Ended November 1, 2014
Net Sales

Net sales in the first three quarters of 2015 decreased $8.9 million, or 1.8%, to $498.3 million from the first three quarters of 2014. This decrease was driven primarily by a 4.4% decrease in comparable store sales and lower initial franchise revenues, which were $0.4 million in the first three quarters of 2015 compared to $14.9 million in the first three quarters of 2014, partially offset by new stores (net of closures).

Adjusted comparable store sales (which includes Commission Sales) for the first three quarters of 2015 decreased 5.0% primarily attributable to (1) lower home appliances sales resulting from a reduction of as-is, out-of-box products receipts from Sears Holdings and a highly promotional environment, which impacted the value proposition of "as-is" home appliances as competitors drove price points lower in new, in-box home appliances, (2) a decline in apparel sales due to inventory mix and a reduction in allocated space within the selling stores, (3) lower lawn and garden sales due to a large decrease in as-is, out-of-box tractor receipts from Sears Holdings, and (4) lower winter weather-related product sales in the first quarter of 2015.
Gross Margin

Gross margin was $118.8 million, or 23.9% of net sales, in the first three quarters of 2015 compared to $122.7 million, or 24.2% of net sales, in the first three quarters of 2014. The decrease in gross margin rate was primarily driven by lower franchise revenues and lower delivery income partially offset by (1) higher margin on merchandise sales, (2) lower occupancy costs associated with the conversion of Company-operated to franchisee-operated stores, (3) lower merchandise shrink, and (4) lower distribution center and product repair costs. Excluding the impact of online commissions from Sears Holdings, initial franchise revenues, and closed stores, gross margin improved 215 basis points to 23.7% of net sales in the first three quarters of 2015 compared to 21.5% of net sales in the first three quarters of 2014.
Selling and Administrative Expenses

Selling and administrative expenses increased to $116.0 million, or 23.3% of net sales, in the first three quarters of 2015 from $106.5 million, or 21.0% of net sales, in the first three quarters of 2014. The increase was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, the impact of new stores (net of closed stores), and allocated executive transition costs partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. If the allocation weighting for the first three quarters of 2015 had been similar to the weighting for the first three quarters of 2014, we would have reduced

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Home Office overhead expenses allocated to Outlet's Selling and administrative expenses by $3.3 million. Beginning with this fiscal year we will reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Income (Loss)
We recorded an operating loss of $1.0 million and recorded operating income of $11.9 million in the first three quarters of 2015 and 2014, respectively. The $12.9 million decrease in operating income was primarily driven by lower initial franchise revenues and higher selling and administrative expenses, partially offset by a higher gross margin rate (excluding initial franchise revenues). Excluding initial franchise revenues from both periods, operating loss for the first three quarters of 2015 would have been $1.4 million compared to $2.9 million operating loss in the first three quarters of 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $22.1 million as of October 31, 2015, $23.2 million as of November 1, 2014, and $19.7 million as of January 31, 2015.
For the first three quarters of 2015 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the 39 weeks ended October 31, 2015 cash provided by operating activities was $52.5 million compared to $36.1 million for the 39 weeks ended November 1, 2014. The increase in operating cash flow was due predominately to improvements in merchandise payables and payables to Sears Holdings partially offset by an increase in inventory compared to the first three quarters of 2014.

Total merchandise inventories were $448.4 million at October 31, 2015 and $462.2 million at November 1, 2014. Merchandise inventories decreased $11.5 million in Hometown and $2.3 million in Outlet. The decline in Hometown was primarily due to store closures in our Hardware stores compared to the prior year and a reduction in layaway inventory resulting from the discontinuation of the program in the third quarter of 2015. Outlet's reduction was primarily driven by lower home-appliances inventory due a decrease in the number of units on-hand, partially offset by a shift in the mix of receipts resulting in a higher cost per unit, and in apparel due to tighter management of inventory. These decreases were partially offset by higher lawn and garden and housewares inventory due to seasonal buys and an increase in furniture due to vendor and assortment expansion.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 78% and 82% of total purchases of all inventory from all vendors for the 13 and 39 weeks ended October 31, 2015, respectively. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Risk Factors" in this Quarterly Report on Form 10-Q.

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
Cash Flows from Investing Activities
Cash used in investing activities was $13.4 million for the 39 weeks ended October 31, 2015 compared to $9.9 million for the 39 weeks ended November 1, 2014. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $36.7 million for the 39 weeks ended October 31, 2015 compared to $26.5 million during the 39 weeks ended November 1, 2014. The increase of $10.2 million in cash used by financing activities was primarily

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

due to a reduction of $36.7 million in net borrowings under our Senior ABL Facility in 2015 compared to a $25.9 million reduction in 2014.
Financing Arrangement
As of October 31, 2015 we had $47.4 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of October 31, 2015 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 31, 2015 was $196.9 million with $5.7 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.19% at October 31, 2015, or (2) an alternate base rate plus a borrowing margin, approximately 4.25% at October 31, 2015, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase,

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At October 31, 2015 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of October 31, 2015 we were in compliance with all of the covenants of the Senior ABL Facility.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of October 31, 2015, we had cash and cash equivalents of $22.1 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of October 31, 2015 and November 1, 2014 were $0.3 million and $0.2 million, respectively.
Off-Balance Sheet Arrangements
As of October 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

We expect to incur increases in capital expenditures and corporate expenses in fiscal 2015 and in fiscal 2016 as a result of the migration to the new infrastructure and systems.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure is material or will aid the understanding of our financial condition and results of operations. Selling and administrative expenses related to business process outsourcing ("BPO") were $0.6 million and $1.3 million for the third quarter and first three quarters of 2015, respectively. For the first three quarters of 2015, BPO capital expenditures were $8.3 million.

The migration to the new infrastructure and systems involves significant risks for us, such as with respect to, among other things, the following: conversion and migration of data; availability and customization of solutions; availability of Company personnel and other resources to manage and implement the project; expansion of migration, implementation, and operational scope, cost, and timing; disagreements with Capgemini regarding its contractual rights and obligations and the contractual rights and obligations of its contractors (such as NetSuite Inc.); the amount, quality, and timing of cooperation that we receive from Sears Holdings with respect to the migration; and disruption of our day-to-day business activities. These risks and other risks with respect to the project could have a material adverse effect on our business and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 31, 2015 and November 1, 2014

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 39 weeks ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q we are not party to any litigation that we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, payroll violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, Family and Medical Leave Act claims, product liability claims as a result of the sale of merchandise and services, claims with respect to franchise and dealer transactions, relationships, operations, and terminations as well as various legal and governmental proceedings. Some of these claims from time to time include, and will continue to include, class or collective-action allegations, and the proceedings for some of these claims are, and will continue to be, in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Litigation is inherently unpredictable. Each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition, and cash flows, perhaps materially. See also "Cautionary Statement Regarding Forward-Looking Information" and "Risk Factors" in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2014 10-K. However, the risks described in “Risk Factors” beginning on page 8 of the 2014 10-K and the risks described in "Risk Factors" in our Quarterly Reports on Form 10-Q for the first and the second quarters of 2015 should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At October 31, 2015 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 39 weeks ended October 31, 2015. As of October 31, 2015 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Item 5. Other Information

Subsequent Events

In the fourth quarter of 2015 the Company began discussions and reached oral understandings with two franchisees pursuant to which the Company would repurchase a total of 23 franchised locations. The oral understandings are subject to the negotiation, execution, and delivery by the Company and the franchisees of definitive asset purchase and termination agreements which would terminate the franchise agreements and sublease arrangements for the affected locations. The definitive agreements would provide as part of these transactions that the Company would purchase store furniture, fixtures, and equipment for a total of $0.7 million. As of the end of the third quarter of 2015 the franchisees of the affected locations were obligors on promissory notes payable to the Company with unpaid principal amounts totaling approximately $11.8 million, for which franchisee note receivables the Company carried no reserves.  If the Company and the franchisees were to negotiate, execute, and deliver the necessary definitive agreements (the likelihood of which the Company is unable to predict with certainty), the Company expects that these transactions would be completed in the fourth quarter of 2015 and expects that the Company would write-off the franchisee note receivable balances net of the value of any reaquisition rights and the value of the furniture, fixtures, and equipment that the Company would purchase. The Company currently estimates that the loss associated with the write-off of these franchisee note receivable balances would be between $8.0 and $10.0 million.

Item 6. Exhibits

The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	December 3, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
*10.1	Amended and Restated Executive Severance Agreement between the Registrant and David Buckley dated October 1, 2015.
*10.2	Offer letter from the Registrant to Michael McCarthy dated September 3, 2015.
*10.3	Executive Severance Agreement between the Registrant and Michael McCarthy dated September 3, 2015.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 31, 2015 and November 1, 2014; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at October 31, 2015, November 1, 2014, and January 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 and 39 Weeks Ended October 31, 2015 and November 1, 2014; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 and 39 Weeks Ended October 31, 2015 and November 1, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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