Form 10-K
period 2016-01-30
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2016-04-01
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE 52 WEEKS ENDED JANUARY 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 30, 2016 Sears Hometown and Outlet Stores, Inc. had 22,718,800 shares of common stock, $0.01 par value, outstanding. The aggregate market value (based on the closing price of Sears Hometown and Outlet Stores, Inc.'s common stock quoted on the NASDAQ Stock Market) of Sears Hometown and Outlet Stores, Inc.'s common stock owned by non-affiliates, as of the last business day of Sears Hometown and Outlet Stores, Inc.'s most recently completed second fiscal quarter, was approximately $99,469,761.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from Sears Hometown and Outlet Stores, Inc.'s definitive proxy statement relating to our Annual Meeting of Stockholders to be held on May 25, 2016 (the "2016 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.

Part I
Item 1. Business

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. As of January 30, 2016, our independent dealers and franchisees ("our dealers and franchisees") and we operated a total of 1,160 stores across all 50 states, Puerto Rico, and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. In this Annual Report on Form 10-K we refer to ourselves as "SHO," "our company," the "Company," "we," "our," or "us." We became a publicly held company immediately following our October 11, 2012 separation (the "Separation") from Sears Holdings Corporation ("Sears Holdings").

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
The majority of our Hometown stores are operated by our dealers and franchisees. SHO provides brand and marketing support and inventory on consignment. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees during the 2013 fiscal year. During the second quarter of fiscal 2015 the Company indefinitely suspended its franchising of additional Hometown and Outlet stores except to existing Company franchisees, and the suspension is continuing. We pay our dealers and franchisees commissions based on their net sales of our inventory that we consign to them. We also authorize our dealers and franchisees to sell post-sale services, such as extended-service plans, for which we also pay commissions.
Hometown
As of January 30, 2016, our dealers and franchisees and we operated a total of 1,001 Sears Hometown and Hardware stores located across all 50 states, Puerto Rico and Bermuda.
Our Hometown segment operates through three distinct formats: Sears Hometown Stores ("Hometown Stores"), Sears Hardware Stores ("Hardware Stores"), and Sears Home Appliance Showrooms ("Home Appliance Showrooms").

•
Hometown Stores. Our Hometown Stores offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears-branded products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings and are collectively referred to as the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve trade areas that may not support a full-service big-box retailer. As of January 30, 2016, there were 855 Hometown Stores in all 50 states, Puerto Rico and Bermuda. Independent dealers operated 848 of these stores and we operated seven stores.

•
Hardware Stores. Our Hardware Stores offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products. In addition, these stores offer certain proprietary in-store services, such as blade sharpening, key cutting, and screen repair, as well as products typically found in local hardware stores, such as fasteners, electrical supplies, and plumbing supplies. Our Hardware Stores have operated as two formats: "traditional" and "neighborhood", with size being the differentiating factor between the two formats. Our "traditional" Hardware Stores average nearly 28,000 square feet in size. Our "neighborhood" Hardware Stores are much smaller in size, averaging 16,000 to 18,000 square feet, and yet, through our multichannel capability, continue to offer the same breadth and depth of inventory as our "traditional" Hardware Stores. Our Hardware Stores, regardless of size, are primarily located in suburban trade areas and are positioned as local stores designed to appeal to convenience-oriented customers. These stores carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products. As of January 30, 2016, there were 57 Hardware Stores in 14 states, 56 of which also carry a selection of Kenmore and other national brands of home appliances. Franchisees operated 30 of these stores and we operated the remaining 27 stores.

•
Home Appliance Showrooms. Our Home Appliance Showrooms offer home appliances and related services in stores primarily located in strip malls and lifestyle centers of metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance-showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by big-ticket cooking, laundry, and refrigeration home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of January 30, 2016, there were 89 Home Appliance Showrooms in 26 states. Franchisees operated 46 of these stores, we operated 43 stores.

In 2015 revenue from our Hometown segment was $1.6 billion.
Outlet
Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, sporting goods, lawn and garden equipment, tools, and other household goods, including furniture, at prices that are significantly lower than list prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2015 Outlet’s most significant merchandise category was home appliances, which made up over 80% of our Outlet sales revenue. Outlet-value products are generally covered by a warranty. Outlet Stores also offer a full suite of extended-service plans and services. As of January 30, 2016, Outlet operated 159 locations in 34 states and one in Puerto Rico, of which 157 offer a wide range of outlet-value products, and 2 were retail apparel, mattresses, and furniture only stores. Outlet also sells products through our website, www.searsoutlet.com. As of January 30, 2016, we operated 120 Outlet Stores and franchisees operated 39 Outlet Stores.
In 2015 revenue from our Outlet segment was $658 million.
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
The key national competitors of the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms are The Home Depot and Lowe’s, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. Sears Holdings' stores offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. We believe that, historically, the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms generally did not compete significantly with Sears Holdings' stores. As our Hometown business grows by opening new stores, entering new trade areas, and expanding our merchandise offerings (for example, our increased emphasis on mattresses), the level of competition between the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms and Sears Holdings' stores has increased to some extent. In addition to being the principal merchandise vendor for the Hometown business, Sears Holdings also continues to provide e-commerce services and support to SHO, and Sears Holdings' online sales compete to some extent with our business.

We believe that the results of operations for our businesses in fiscal 2015 were, and will continue to be, adversely affected by the continuing growth at other retailers of online sales of merchandise in important product categories, especially home appliances. Our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, are constrained by our agreements with Sears Holdings and by actions that Sears Holdings has taken that we believe are not in compliance with the Merchandising Agreement and the Services Agreements and as to which we have objected. We believe that these constraints and actions likely affected our ability to conduct, and grow, our online business in 2015 and, as a consequence, likely adversely affected our results of operations for our 2015 fiscal year. These adverse effects likely will increase over time. We have, for some time, been engaging in negotiations with Sears Holdings regarding the elimination of these constraints and the cessation of actions, but we are unable to determine the outcome of these negotiations.

We believe that the key differentiating factors among competitors operating in this industry include price, product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to credit and product delivery, installation, and repair.
Outlet
The Outlet Stores operate in the highly fragmented outlet-value retail industry. In our primary product category, appliances, our Outlet Stores compete at one end of the spectrum with big-box retailers that sell primarily new, in-box product, as new in-box product competes both with new in-box product and out-of-box product sold in the Outlet Stores. To the extent these big-box competitors choose to liquidate their own out-of-box product on their sales floors, this product would compete directly with out-of-box product sold in the Outlet Stores. At the other end of the spectrum are the locally owned appliance retailers that have historically comprised the bulk of the Outlet Stores' direct competition for sales of out-of-box product. These locally owned appliance retailers generally sell both out-of-box and new in-box appliances. Online retailers that sell new or out-of-box appliances are also competitors.
The Outlet Stores' key national competitors with respect to new, in-box appliances are The Home Depot and Lowe’s. In addition, as we continue to expand our product lines into categories such as mattresses and furniture, we expect to face additional competition from other discount retailers that focus on those product categories. While Sears Holdings' stores provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are primarily value-price sellers of distressed, refurbished, and marked-out-of-stock merchandise, which merchandise Sears Holdings' stores generally do not sell in what we believe are significant volumes to consumers. Consequently, we believe that, historically, the Outlet Stores have not competed significantly with Sears Holdings' stores. As our Outlet business grows by opening new stores, entering new trade areas, and expanding our merchandise offerings (for example, our recent increased emphasis on mattresses and furniture), the level of competition between the Outlet Stores and Sears Holdings' stores may increase.
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
Our Outlet Stores offer customers a wide range of outlet-value products at locations across the United States and Puerto Rico. Our Outlet Stores differentiate themselves from their competitors by providing a wide range of outlet-value brand-name products, including Kenmore, Whirlpool, GE, LG, and Samsung products, at prices that are significantly lower than list prices.

In addition, SHO has stores located in all 50 states as well as Puerto Rico and Bermuda, without any concentration in one particular region or trade area. The ability to generate revenues with a wide variety of products across a diversified mix of regions and trade areas positions us to be able to take advantage of opportunities as they arise.
The fact that our Hometown Stores are primarily operated by dealers allows us to leverage their knowledge, experience, motivation, and capital.
Our Hometown Stores are primarily owned and operated by individual dealers. Under both our dealer model and our franchise model, SHO provides inventory (on a consignment basis), branding, and marketing to the stores and the dealer or franchisee is responsible for start-up costs, lease payments, and other operating costs including payroll. Our dealer model in particular allows us to leverage the entrepreneurial spirit of our dealers and their local trade-area knowledge to better serve their customers. In addition, our franchise model frees up capital and enables us to focus on strategic planning, including store growth, marketing, and pricing strategies. We regularly evaluate the performance of franchised and dealer stores and require compliance with established customer service and other operational guidelines.
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
Our Strategy
We plan to continue to enhance our competitive position, grow our business, and increase our net sales and profitability by implementing the following strategies:
Expand Product Assortment and Optimize Service Offerings. We strive to provide our customers with complete solutions for their home appliance, hardware, and other related home needs. We regularly evaluate other merchandise categories and types of services to enhance our product and service offerings and to create cross-selling opportunities for adjacent products and services. For example, our initiatives to increase product offerings include expanding furniture in our Outlet Stores and adding mattresses in our Home Appliance Showrooms.
Promote Customer Growth through Enhanced Marketing, Improved Customer Experience, and Integrated Multi-Channel Capabilities. We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We continue to seek to expand our e-commerce operations and our online product selection to enhance customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. We offer our customers the option to purchase items online and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. These capabilities allow us to better serve customers across various channels and improve sales. See, however, "We rely on Sears Holdings for services related to our online business and the processing of online orders" in Item 1A-Risk Factors of this Annual Report on Form 10-K.
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
Open New Stores. We believe we are positioned to leverage our competitive advantages and we plan to continue to open new Hometown stores over the long term. We continue to evaluate expansion opportunities based on market potential.
Our Products and Suppliers
Our focus on the preferences of our customers drives our merchandise selection. Our goal is to offer our customers a large selection of brands and products within each of our product categories. Our largest revenue-generating category in 2015 was home appliances, representing approximately 69% of net sales.
We are party to a Merchandising Agreement (the "Merchandising Agreement") with Sears Holdings, Kmart Corporation, ("Kmart") and Sears, Roebuck and Co. ("SRC") (Kmart and SRC are wholly owned subsidiaries of Sears Holdings) pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears-branded products (including products branded with the KCD Marks ("KCD Products")) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire in April 2018 with our right to exercise two three-year extensions with respect to KCD Products subject to specified Sears Holdings termination rights and other conditions in the Merchandising Agreement. We expect that our Hometown business will continue to rely on Sears Holdings for a significant majority of its inventory in 2016.
For the year ended January 30, 2016, products that we acquired through Sears Holdings accounted for approximately 82% of SHO's merchandise purchases. Most merchandise purchases for Hometown are sourced through Sears Holdings. Our Outlet business relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended January 30, 2016, products that we acquired through Sears Holdings accounted for approximately 35% of total Outlet purchases.
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
Our Dealer and Franchise Models
Dealer Model
As of January 30, 2016, over 800 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and leasing costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, extended-service plans, and other services. SHO also provides support to dealers for recruiting and training dealer staff, marketing, and other support services.
The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). If a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store until a new dealer is recruited to operate the store.
Franchise Model
As of January 30, 2016, 46 of our Home Appliance Showrooms, 30 of our Hardware Stores, and 39 of our Outlet Stores were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. SHO also provides brand and marketing services to the franchisee. In certain cases, especially with respect to stores that have been recently sold to franchisees, SHO remains responsible for lease costs in the case of a default by the franchisees until the expiration of the leases, at which time our franchisees generally are required to negotiate new leases to which SHO will not be a party.
The franchise relationship is governed by a franchise agreement with each franchisee that generally has a ten-year term and includes the franchisee's right to extend the term for an additional five years subject to the franchisee's satisfaction of renewal conditions that are specified in the franchise agreement. The franchise agreement also currently obligates the franchisee to pay to SHO specified fees, including an initial franchise fee, training fees, transfer fees, and successor franchise fees.

Distribution and Systems Infrastructure
The majority of our merchandise comes to our stores directly from vendors or distributors (including Sears Holdings) through our agreements with Sears Holdings. Home delivery is provided by the selling dealers and franchisees, by Sears Holdings, and by other parties.
We rely extensively on computer systems to process transactions, summarize results, and manage our business. Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. We currently rely on Sears Holdings to provide us with the computer systems and infrastructure that enable our distribution systems. See "If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation" in Item 1A-Risk Factors of this Annual Report on Form 10-K.
In addition, we also rely on Sears Holdings for warehousing and other logistics services.
We are party to a Services Agreement pursuant to which Sears Holdings Management Corporation, a wholly owned subsidiary of Sears Holdings ("SHMC") provides us with a number of services, including logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), and payment clearing and other financial services (the "Services Agreement"). The term of the Services Agreement will expire in April 2018, subject to specified termination rights. We paid fees and rates for the services received in accordance with the Services Agreement and we are negotiating with SHMC the fees and rates for future periods. In addition, we also pay all taxes payable in connection with the services we receive provided under the Services Agreement. See "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Geographic Information
The vast majority of our revenues are generated within the United States. During 2015, 2014 and 2013, a modest percentage of our revenues were generated in Puerto Rico. The vast majority of our long-lived assets are located within the United States.
Employees
As of January 30, 2016, we had approximately 4,053 employees, approximately 44% of whom were full-time employees. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. We offer a broad range of company-paid benefits to our employees. These company-paid benefits include a 401(k) savings plan, medical and dental plans, disability insurance, paid vacation, various employee assistance programs, life insurance, and merchandise discounts. We are also party to an Employee Transition and Administrative Services Agreement with SHMC pursuant to which it provides us with specified payroll and certain other human-resources services. See "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
Intellectual Property
We are party to several Store License Agreements with SRC pursuant to which SRC has granted us, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the "Sears Outlet Store," "Sears Authorized Hometown Store," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware Store," and "Sears Appliance & Hardware," store names (together, the "store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). We are also party to a Trademark License Agreement with SRC pursuant to which SRC has granted us, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the "Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
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
History and Relationship with Sears Holdings
Our Sears Hometown and Hardware and Sears Outlet businesses operated as part of Sears Holdings’ from their inception through the Separation.
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation, and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms and conditions of these agreements (the "SHO-Sears Holdings Agreements") were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, the terms and conditions of the SHO-Sears Holdings Agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See also "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
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

We rely heavily on the products and services provided by Sears Holdings or its subsidiaries (the "key products and services") including the following:

•	Inventory procurement from third-party vendors, including KCD Products and other products which collectively account for a majority of our revenue;

•	Logistical, supply chain and inventory support services;

•	Accounting and financial reporting services;

•	Risk management, tax, and insurance services;

•	Online, computer and information technology infrastructure (including the point-of-sale system used by the Company and our dealers and franchisees) and support;

•	Payroll and certain employee-related services;

•	Our websites are hosted and maintained by a subsidiary of Sears Holdings and purchases made on our websites are processed by a subsidiary of Sears Holdings;

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

As a result of our dependence on Sears Holdings, we are exposed to the risk that Sears Holdings will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Sears Holdings is subject to various risks and uncertainties, which could in turn adversely affect our business, results of operations, and financial condition. Such risks include (1) risks related to the retail industry, (2) risks related to worldwide economic conditions, (3) risks associated with its computer systems and infrastructure, (4) risks related to Sears Holdings' ability to access capital markets and other financing sources, and (5) risks related to Sears Holdings' financial condition and results of operations. We have been taking action to reduce our dependence on Sears Holdings to enable us to take advantage of what we believe are lower costs from alternative vendors (for example reducing our reliance on KCD Products) and alternative service providers, for example with respect to IT infrastructure services and local delivery services. We have also been taking action to reduce our reliance on Sears Holdings by performing services ourselves , for example making repairs in our Outlet Repair and Distribution Centers ("ORDCs") using our own employees. We believe that we are entitled by the terms of the SHO-Sears Holdings Agreements to take all of these actions, and many similar actions, and we will continue to evaluate the actions that will enable us to reduce our costs by reducing our dependence on Sears Holdings. Sears Holdings has objected to several of the actions that we have taken, and Sears Holdings could object to, and could seek to block, actions that we could take in the future to reduce our reliance on Sears Holdings, each of which may have the effect of hampering or frustrating our efforts to reduce our costs and improve our results of operations.

We believe it is necessary for Sears Holdings to continue to provide some key products and services to us in accordance with the SHO-Sears Holdings Agreements to facilitate the continued successful operation of our business. Sears Holdings has no obligation to provide assistance to us other than to provide the products and services required to be provided pursuant to the SHO-Sears Holdings Agreements. Although Sears Holdings is generally obligated to provide us with these products and services until at least April 2018, these products and services may not be provided at the same level or at the same prices during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Sears Holdings for some products and services for the entire duration of the SHO-Sears Holdings

Agreements. In addition, to the extent that our growth depends on expanding the number of stores we operate, we may need to rely on Sears Holdings to supply the same products and services in new regions, trade areas, and store formats. When Sears Holdings is no longer obligated to provide these products and services to us, we may not be able to replace some of these products and services on terms and conditions, including costs, as favorable as those we have with Sears Holdings. See "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

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
Our Hometown and Outlet businesses rely on Sears Holdings (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended January 30, 2016, products which we acquired through Sears Holdings accounted for approximately 82% of our merchandise purchases. Hometown merchandise purchases are sourced predominantly through Sears Holdings.
If we are unable to obtain adequate amounts and assortments of merchandise from Sears Holdings, we may be unable on short notice to find alternative sources of supply on terms and conditions that we believe are commercially reasonable, or at all. Sears Holdings is our sole source of supply of new, in-box KCD Products. In addition, the third-party vendors from whom Sears Holdings currently obtains merchandise for us may not be willing to continue to sell merchandise to Sears Holdings on terms and conditions that it believes are commercially reasonable.
In addition, our Outlet business also relies on merchandise vendors other than Sears Holdings ("Other Vendors") for a significant portion of Outlet inventory. For the year ended January 30, 2016, purchases from Other Vendors accounted for approximately 65% of total Outlet purchases. We intend to increase the portion of our Outlet business's inventory that we purchase from Other Vendors if we believe that action will improve our customer service or profitability. Our agreements with Other Vendors generally do not guarantee the availability of specified amounts of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If the Other Vendors decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these, and we are required to find one or more additional Other Vendors, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. This could lead to higher prices, decreased inventory, or our inability to maintain an appropriate assortment of merchandise in our stores and could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships, or build new relationships, with Other Vendors we may not be able to maintain an appropriate assortment of merchandise, and customers may not purchase from our stores.
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

We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence.
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
We rely heavily on the infrastructure of Sears Holdings for a variety of key products and services. Our various agreements with Sears Holdings (including without limitation the Services Agreement and the Merchandising Agreement), which govern the provision of these key products and services, generally have initial terms of at least five and a half years from the effective dates of the agreements (which terms would end April 2018), and we may seek to continue to rely on the infrastructure of Sears Holdings after the initial terms of these agreements expire. Our business plans with respect to approximately the next 18 to 24 months depend to a significant extent on Sears Holdings’ willingness and ability to continue to provide us with these key products (including KCD Products) and services. Any failure to maintain Sears Holdings as a service provider, or any actions by Sears Holdings, during that period when permitted under the applicable agreement, to raise the prices it charges us for these key products and services, could have a material adverse impact on our business and our results of operations.
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
We have entered into a Master Services Agreement with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new, state-of-art business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “BPO”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings.

Our plan and expectation is that the new infrastructure and systems will be fully operational in advance of the April 2018 termination date of our Services Agreement with Sears Holdings.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited-basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

We expect to incur increases in corporate expenses in fiscal 2016 and in fiscal 2017 as a result of the BPO.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure is material or will aid the understanding of our financial condition and results of operations. Selling and administrative expenses related to the BPO were $10.9 million for fiscal 2015.

The migration to the new infrastructure and systems involves significant risks for us, such as with respect to, among other things, the following: conversion and migration of data; availability and customization of solutions; availability of Company personnel and other resources to manage and implement the project; expansion of migration, implementation, and operational scope, cost, and timing; significant current disagreements with Capgemini regarding its and our contractual rights and obligations (about which we are currently in negotiations) and the contractual rights and obligations of Capgemini's contractors (such as NetSuite Inc.); the amount, quality, and timing of cooperation that we receive from Sears Holdings with respect to the migration; and disruption of our day-to-day business activities. These risks and other risks with respect to the project could have a material adverse effect on our business and results of operations.

If our relationships with our vendors, including Sears Holdings, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.
We obtain our merchandise from Sears Holdings and Other Vendors. For the year ended January 30, 2016, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 82% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
Pursuant to the Merchandising Agreement, subsidiaries of Sears Holdings have agreed to sell non-Sears-branded products to us until April 2018. If we want to continue to purchase non-Sears-branded products from Sears Holdings after April 2018 we will need to seek to extend or renegotiate on comparable terms and conditions the duration of the Merchandising Agreement with respect to non-Sears-branded products. If those efforts were unsuccessful we might not be able to replace the inventory provided under the Merchandising Agreement on commercially reasonable terms, or at all and any such inability could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as we would have to find new sources for our inventory. We now purchase and, if in the Company's best interest, intend to accelerate our purchases of non-Sears-branded products from Other Vendors. However, see in this Item 1A the discussion regarding "SHO-unique" products in the section entitled "We depend on existing agreements with Sears Holdings and manufacturers to provide our inventory." Also pursuant to the Merchandising Agreement subsidiaries of Sears Holdings have agreed to sell KCD Products to us until April 2018 with our right to exercise two three-year extensions subject to specified Sears Holdings termination rights and other conditions. See "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
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
Our Hometown and Outlet businesses’ websites are managed by a subsidiary of Sears Holdings, and we pay hosting and maintenance fees to Sears Holdings for the management of our websites. In addition, online orders placed on searsoutlet.com (our only website that accepts orders) are processed by, and subject to a processing fee to be paid to, a subsidiary of Sears Holdings.
In addition, many of the products we sell are available through websites owned and operated by Sears Holdings. As a result, online orders placed through websites owned and operated by Sears Holdings may take business share from our businesses without any commission or other benefit to us.
We believe that the results of operations for our businesses have been adversely affected by the continuing growth at other retailers of online sales of merchandise in important product categories, especially home appliances. While our online commissions have grown over time, our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, are constrained by the SHO-Sears Holdings Agreements and by actions that Sears Holdings has taken that we believe are not in compliance with the Merchandising Agreement and the Services Agreements and as to which we have objected. We believe that these constraints and actions likely will continue to adversely affect our ability to conduct, and grow, our online business and, as a consequence, will likely continue to adversely affect our results of operations. These adverse effects likely will increase over time. We have, for many months, been engaging in discussions with Sears Holdings regarding the elimination of these constraints and the cessation of actions, but we are unable to determine the outcome of these discussions.

We license from Sears Holdings the use of our current store names, specified domain names, and specified trademarks used to brand our products.
We license from Sears Holdings the use of the "Sears" trademark, the KCD Marks, and the "Sears Hometown Store," "Sears Authorized Hometown Store," "Sears Hardware Store," "Sears Home Appliance Showroom," "Sears Appliance & Hardware," and "Sears Outlet" store names (collectively, the "store names") and domain names for websites we operate at this time (the "domain names"). Pursuant to the Merchandising Agreement, our license to use the KCD Marks will expire in 2018 or, if renewed for both renewal terms, 2024, and pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names, and the domain names will expire in 2029, subject to specified termination rights. For additional information see "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.
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
In addition, a number of our agreements with subsidiaries of Sears Holdings contain cross-termination provisions such that, if a breach of or default under one of the agreements by one party were to result in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Sears Holdings were to be terminated earlier than currently anticipated, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K. The Company's Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent (the "Senior ABL Facility"), provides that an "Event of Default" would occur with the consequences provided in the Senior ABL Facility if SHC or its subsidiaries terminated each of the Merchandising Agreement, the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Tax Sharing Agreement between the Company and Sears Holdings (the "Tax Sharing Agreement"), and the Employee Transition and Administrative Services Agreement between the Company and SHMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Senior ABL Facility" in this Annual Report on Form 10-K.

The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.
KCD Products accounted for approximately 54% of our consolidated revenue during fiscal year 2015. Sears Holdings has agreed to supply several other retailers, including several of our competitors, with a number of Craftsman- and DieHard-branded products that previously were only sold through affiliates of Sears Holdings. If Sears Holdings continues to supply other retailers, including our competitors, with Craftsman- and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.

Our non-competition agreements with Sears Holdings restrict our ability to expand into certain geographic areas.
Currently, Sears full-line stores, Kmart stores, and certain specialty retail stores owned by Sears Holdings sell product lines that are similar to ours. The Merchandising Agreement prohibits us, subject to specified conditions, from opening new Hometown Stores and Hardware Stores in specified areas and from selling new home appliance, patio, and Craftsman lawn and garden merchandise in new Outlet Stores that are located within two miles of an operating Sears Holdings store. These non-competition obligations will restrict our ability to open new stores and sell certain types of products in the specified areas that we might otherwise consider as possible targets for expansion and may limit our growth potential.
As a publicly traded company separate from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we enjoyed pre-Separation.

Prior to the Separation, we were able to take advantage of Sears Holdings’ size and purchasing power in procuring services, including advertising, shipping and receiving, logistics, store maintenance contracts, employee benefit support, insurance, credit and debit card interchange fees and other services. Following the Separation, we are a smaller company than Sears Holdings and we may not have access to financial and other resources comparable to those available to us prior to the Separation. Although we plan to continue to leverage our ongoing relationship with Sears Holdings in order to obtain similar benefits in purchasing power (which is subject to the risk that Sears Holdings may be unable to continue to purchase for us the merchandise we seek on commercially reasonable terms) and although we are seeking to expand our direct purchasing relationships with many of our most important vendors, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Sears Holdings.

The agreements related to the Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Merchandising Agreement, and the Retail Establishment Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the principal actions needed to be taken in connection with the Separation, indemnification, and other obligations among Sears Holdings and us, and the nature of the commercial arrangements between us and Sears Holdings following the Separation. For additional information see "Certain Relationships and Transactions" in the 2016 Proxy Statement, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K.

We may not be able to resolve successfully existing and, if they arise, future contractual disputes and other conflicts with Sears Holdings.

Several of our agreements with Sears Holdings, such as the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Since the Separation a number of disputes have arisen with respect to these agreements. We are currently in negotiations with Sears Holdings regarding a number of disputes, which include the following, among others:

•
our ability in accordance with the Merchandising Agreement to buy KCD Products from Sears Holdings at rates for Sears Holdings-supplied consumer warranties that result from negotiations required by the terms of the Merchandising Agreement;

•	the extent to which we and Sears Holdings are sharing with each other vendor subsidies in accordance with the Merchandising Agreement;

•	whether Sears Holdings owes SHO reimbursement for repair over-billings and mis-billings at our ORDCs;

•	Sears Holdings' refusal to process some "SHO-unique" vendors and products;

•	Sears Holdings' refusal to promptly perform IT development and enhancement projects requested by SHO in accordance with the Services Agreement;

•	Sears Holdings' refusal to permit searsoutlet.com to sell new in-box products sourced from SHO's Hometown Stores in accordance with the Merchandising Agreement;

•	Sears Holdings' unwillingness to enable us to pay directly Sears Holdings' vendors for merchandise that Sears Holdings purchases for us;

•	Our ability, and the ability of our dealers and franchisees, to make bulk sales of our merchandise;

•	Sears Holdings' refusal to sell to us all of Sears Holdings' distressed, refurbished, and marked-out-of-stock merchandise in accordance with the Merchandising Agreement;

•	Sears Holdings' refusal to enable web-to-store and store-to-home transaction capability at all of our locations in accordance with the Services Agreement;

•	our ability to use our employees to perform all repairs at our ORDCs; and

•	availability and allocation of merchandise and subsidies from Sears Holdings and from third-party suppliers;

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

•
the general willingness of SHC to negotiate with us as required by the Merchandising Agreement and the Services Agreement, including with respect to fees payable in accordance with the Services Agreement that must be negotiated for the term of the Services Agreement.

If Sears Holdings' perceived financial condition were to significantly deteriorate, our ability to operate our business and our financial performance could be materially and adversely affected.
We depend on Sears Holdings to provide us with key products and services in the operation of our business. For example, during fiscal year 2015, merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 82% of total purchases of all inventory from all vendors. If Sears Holdings' financial condition were perceived to have significantly deteriorated and as a consequence Sears Holdings chooses to seek the protection of insolvency proceedings, a court could, among other things, permit or require Sears Holdings to terminate one or more of its existing agreements with us, including without limitation the Merchandising Agreement, the Store License Agreements, and store leases and subleases (many of which are subleased to our dealers and franchisees). Sears Holdings could also choose, or be required, to sell assets, such as its intellectual property rights to the KCD Marks and the trademarks and service names under which we operate our stores that are used by us in the operation of our business, to satisfy Sears Holdings' obligations to its creditors. If Sears Holdings' contractual obligations to us are terminated or assigned to others or if Sears Holdings sells to third parties rights to assets that we use in the course of our business, we could be materially and adversely affected. A termination of our agreements with Sears Holdings could require us to, among other things, find different service and product providers, possibly on short notice. Even if we are able to find replacement products and services, these products and services may not be of the same type or quality as those which are currently provided by Sears Holdings. If we are forced to enter into new contracts for replacement products and services, the new contracts may have terms and conditions that are less favorable to us than those to which we are currently bound. Different products and services, especially if lower in quality and value, and potential increased costs from less favorable contract terms could materially and adversely affect our ability to do business and our financial performance.
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
As of January 30, 2016 the significant majority of the stores in our Hometown business were operated by our dealers and franchisees that sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases and general economic conditions. Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable or unwilling to operate their stores profitably, this could have a material adverse effect on our business and results of operations including, as occurred in fiscal 2015, the necessity that we record additional non-cash provisions for losses on franchisee receivables. During our 2015 fiscal year we entered into franchise termination agreements with, or otherwise terminated, 85 franchisees.
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

•
The growth of online shopping in which we may not be able to fully participate (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Online" in this Annual Report on Form 10-K

Accordingly, our results for any one quarter or year are not necessarily indicative of the results to be expected for any other quarter or year, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.
ESL Investments, Inc. and its investment affiliates, whose interests may be different from the interests of other stockholders, may be able to exert substantial influence over our Company.
According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") owns approximately 51% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control, among other matters affecting the Company.
The interests of ESL, which has investments in other companies (including, according to publicly available information, ownership of approximately 57% of the outstanding common stock of Sears Holdings) may from time to time differ from, or be opposed to, the interests of our other stockholders.
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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. We conduct business in all fifty states. Some jurisdictions in which we operate aggressively apply laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial time and resources to defend our Company. Further, changes in governmental regulations in the United States could have adverse effects on our business and subject us to additional regulatory actions. For example, litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or adversely affect our relationships with our independent dealers and franchisees.
If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation.
In the ordinary course of our business, we collect, process, and store a large amount of customer, associate, and Company information, including financial information and sensitive personal information. We rely heavily on Sears Holdings’ computer and communications hardware and software systems (such as the point-of-sale system used by the Company and our dealers and franchisees) and related security systems (collectively the "Sears Holdings Systems") to collect, process, and store this information. Sears Holdings Systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by Sears Holdings' associates, our associates, and the associates of our dealers and franchisees. The Sears Holdings Systems may be compromised as a result of criminal activity, negligence, or otherwise. Threats may result from human error, fraud, or malice on the part of Sears Holdings' associates, our associates, and the associates of our dealers, franchisees, and other third parties, or may result from accidental technological failure. Any significant compromise or breach of the Sears Holdings Systems could significantly damage our reputation and result in additional costs, lost sales, fines, government investigations, and lawsuits against, or otherwise adversely affecting, SHO. The regulatory environment related to information security and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Additionally, several recent, highly publicized data-security breaches and cyber attacks at other large, nationwide retail companies have heightened consumer awareness of this issue and may embolden individuals or groups to target SHO and the Sears Holdings Systems. There is no guarantee that our reliance on the Sears Holdings Systems and related security measures provided by Sears Holdings will protect information against unauthorized access or that the Sears Holdings Systems and related security measures are adequate to safeguard against data-security breaches. If the Sears Holdings Systems experience a significant data-security breach (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), or if Sears Holdings or SHO fails to detect and appropriately respond to a significant data-security breach, with respect to our customer, associate, or Company information, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to stop shopping with us altogether.
If we are unable to renew or enter into new store leases on competitive terms, our revenues or results of operations could be negatively impacted.
A small number of our stores are in locations where Sears Holdings currently operates one of its stores. In such cases we entered into a lease or sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store will operate and pay rent directly to Sears Holdings (or one of its subsidiaries) on the terms negotiated in connection with the Separation. If we are unable to negotiate leases or subleases with Sears Holdings (or one of its subsidiaries) on commercially reasonable terms, or at all, we may be forced to close the affected stores, which could negatively impact our results of operations.
As of January 30, 2016, we leased 81 Company-operated Sears Outlet store locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 34 locations with landlords affiliated with Sears Holdings, operated two locations that were co-located with a Sears Appliance and Hardware store which were leased by the Hometown segment, and owned three buildings. Additionally, we are the obligor on 28 leases which are sublet to our franchisees that are unaffiliated with Sears Holdings and eight leases are sublet to franchisees with landlords affiliated with Sears Holdings, one location is leased by an independent owner, and two locations are leased by franchisees. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 70 of our 159 Sears Outlet leases will expire within the next three years and, with respect to 25 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.
In addition, as of January 30, 2016, our Sears Hometown business leased 62 Company-operated locations under long-term agreements with landlords that are unaffiliated with Sears Holdings and leased 14 Company-operated locations under long-term agreements with landlords affiliated with Sears Holdings. Additionally, we are the obligor on an additional 31 leases which are sublet to our franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.
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
We rely upon Sears Holdings and other third-party land-based carriers for merchandise shipments to our stores and customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers' ability to provide delivery services to meet our inbound and outbound shipping needs. In addition, if there was an increase in the cost of fuel above current levels, the cost to deliver merchandise to our stores may rise which could have an adverse impact on our profitability. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.
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
At January 30, 2016 we had approximately $68.3 million of debt outstanding. While the instruments governing our indebtedness include restrictions on our ability to incur additional indebtedness, they do not completely prevent us or our subsidiaries from incurring additional debt in the future and do not prevent us or our subsidiaries from incurring other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, subject to certain conditions, increase the borrowing capacity under our Senior ABL Facility without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, by an amount not to exceed $100 million. For additional information regarding our Senior ABL Facility see, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior ABL Facility." The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the Senior ABL Facility that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations, such as the lenders under the Senior ABL Facility, could proceed against the collateral securing the secured obligations. In any such case, we may be unable to borrow under the Senior ABL Facility and may not be able to repay amounts due under such facility. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. In addition, these covenants may restrict our ability to engage in transactions (i) that we believe would otherwise be in the best interests of our stockholders or (ii) without which our business and operations could be harmed. As of January 30, 2016, SHO was in compliance with all covenants under the Senior ABL Facility.
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
According to publicly available information ESL owns approximately 51% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares in us, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities laws. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.
Your percentage ownership in us may be diluted in the future.
Your percentage ownership in SHO may be diluted in the future because of equity awards that may be granted to our directors, officers and employees in the future. We may in the future decide to make equity-based awards, as well as establish equity incentive plans that may provide for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.
We do not expect to pay dividends for the foreseeable future.
We do not expect to pay cash dividends on our common stock for the foreseeable future. As a result, you may not receive any return on an investment in our common stock in the form of cash dividends.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
As of January 30, 2016, our Hometown business included 1,001 stores and our Outlet business included 159 stores.

As of January 30, 2016, 847 of our Hometown Store locations were leased by independent dealers from landlords not affiliated with SHO. Also as of that date (1) franchisees leased a total of 44 Home Appliance Showrooms and Hardware Stores directly from landlords not affiliated with SHO and (2) SHO subleased to franchisees a total of 32 Home Appliance Showrooms and Hardware stores. As part of our sublease arrangements the franchisees agree with SHO to pay rent to SHO and perform the other lease obligations. As of January 30, 2016 SHO operated 70 leased Home Appliance Showrooms and Hardware Stores and operated eight leased Hometown Stores. Also as of that date SHO operated 115 leased Outlet Stores, owned and operated three Outlet Stores, subleased 36 Outlet Stores to franchisees, one location was leased by an independent owner, 2 locations were leased directly by franchisees, and 2 locations were in premises leased by the Hardware stores.
As of January 30, 2016, SHO subleased or leased from Sears Holdings a total of 48 Company-operated locations. In some of these locations Sears Holdings currently operates one of its stores or engages in other or, in some cases, no business activity. In most such circumstances we have entered into a sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store operates and we pay rent directly to Sears Holdings on the terms negotiated in connection with the Separation. In several locations Sears Holdings owns the premises, which we lease from Sears Holdings. We also lease from Sears Holdings approximately 40,000 square feet of office space for our corporate headquarters in Hoffman Estates, Illinois. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the near-term to determine the appropriate action to take with respect to them, including closing stores, entering into new store subleases or leases, or purchasing properties for new stores.

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

Logistics

We support the distribution of product sold through our Outlet locations through 23 strategically located distribution locations in 16 states and one in Puerto Rico. The total square footage of all distribution locations is 2,075,441. On occasion, we may lease additional facilities to support additional distribution needs.

Store Openings and Closures
Store opening and closure data for fiscal years 2013, 2014, and 2015 is contained in the following table. In 2013, 21 closures resulted from the termination by Orchard Supply Hardware LLC ("OSH") during its bankruptcy proceeding of its Consignment Agreement with us pursuant to which OSH sold at 21 OSH locations home appliance inventory consigned by us to OSH.

Store Openings & Closures

	Fiscal Year
	2013	2014	2015
Beginning Store Count	1,245	1,260	1,260
Store Openings	68	45	37
Store Closures	(53)	(45)	(137)
Ending Store Count	1,260	1,260	1,160

As of January 30, 2016 we had 1,160 stores in operation, with stores in each state in the U.S., as well as a store in Bermuda and stores in Puerto Rico.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated	Franchise
BM	Bermuda	—	1	—	—
AK	Alaska	—	1	—	—
AL	Alabama	—	31	1	—
AR	Arkansas	—	33	—	—
AZ	Arizona	—	16	—	5
CA	California	1	41	13	7
CO	Colorado	3	18	5	—
CT	Connecticut	—	4	2	—
DE	Delaware	1	4	1	—
FL	Florida	6	21	14	—
GA	Georgia	1	32	4	—
HI	Hawaii	—	1	1	—
IA	Iowa	—	18	—	—
ID	Idaho	—	7	—	1
IL	Illinois	11	27	10	1
IN	Indiana	4	32	2	—
KS	Kansas	—	25	1	1
KY	Kentucky	1	22	1	—
LA	Louisiana	—	21	2	—
MA	Massachusetts	2	6	3	—
MD	Maryland	2	5	3	—
ME	Maine	—	10	—	—
MI	Michigan	—	37	4	1
MN	Minnesota	—	25	2	—
MO	Missouri	1	36	—	3
MS	Mississippi	—	24	—	—
MT	Montana	—	11	—	—
NC	North Carolina	1	31	2	3
ND	North Dakota	—	5	—	—
NE	Nebraska	—	10	—	—
NH	New Hampshire	1	8	—	—
NJ	New Jersey	11	3	6	—
NM	New Mexico	—	8	1	—
NV	Nevada	—	6	3	—
NY	New York	3	20	5	—
OH	Ohio	6	27	8	—
OK	Oklahoma	1	25	—	—
OR	Oregon	1	24	—	2
PA	Pennsylvania	10	14	7	—
PR	Puerto Rico	—	9	1	—
RI	Rhode Island	—	3	—	—
SC	South Carolina	—	15	1	1
SD	South Dakota	—	5	—	—

TN	Tennessee	—	17	4	—
TX	Texas	4	91	4	12
UT	Utah	2	7	—	—
VA	Virginia	—	14	5	—
VT	Vermont	—	8	—	—
WA	Washington	1	21	1	2
WI	West Virginia	3	28	3	—
WV	Wisconsin	—	9	—	—
WY	Wyoming	—	7	—	—
Total		77	924	120	39

Store Ownership Type

	Hometown	Outlet
Company operated stores owned	—	3
Leased	77	117
Total company operated	77	120

Independently owned and operated	924	39

Total store count as of January 31, 2015	1,001	159

Item 3. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are (or in the future could be), and will continue to be, subject to legal claims, including without limitation those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, breach of contract and other claims by our independent dealers and franchisees, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also "Risk Factors-Risks Relating to Our Relationship with, and Dependence on, Sears Holdings" and "Risk Factors-Risks Relating to Our Business" in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information regarding our executive officers as of the date hereof.

Name	Age	Position
William A. Powell	45	Chief Executive Officer, President and Director
Michael A. Gray	44	Senior Vice President, Store Operations
Ryan D. Robinson	50	Senior Vice President and Chief Financial Officer
David J. Buckley	48	Chief Marketing Officer and Vice President, eCommerce
Philip M. Etter	51	Vice President, Human Resources
Charles J. Hansen	68	Vice President, General Counsel, and Secretary
Michael P. McCarthy	54	Vice President, Merchandising and Inventory

Mr. Powell has been Chief Executive Officer and President of SHO since July 2015. From October 2012 until July 2015, he served as Senior Vice President and Chief Operating Officer. Prior to his employment with SHO, he served as Sears Holdings' Senior Vice President and President, Hometown Stores (at that time a division of Sears Holdings), positions he held from November 2008 to October 2012. From November 2007 until November 2008, Mr. Powell served as Sears Holdings' Vice President and General Manager, Outlet Stores (at that time a division of Sears Holdings), and from January 2006 to November 2007, he served as Sears Holdings' Divisional Vice President, Stores/Sales-Dealer Stores. He joined Sears Holdings in August 2003.

Mr. Gray has been the Company’s Senior Vice President, Store Operations, since February 2016. Prior to that he served as the Company's Vice President and General Manager, Stores, since beginning in 2011. Prior to his employment with the Company he served as Sears Holdings’ Region Vice President and General Manager, Sears Retail Stores, a position he held from March 2009 to June 2011. He joined Sears Holdings in October 2003 and served in various leadership roles. Prior to joining Sears Holdings Mr. Gray served in a variety of leadership positions with other national retail chains including OfficeMax, Petsmart, and Things Remembered.
Mr. Robinson has been Senior Vice President and Chief Financial Officer of SHO since June 2014. He previously served as Chief Financial Officer of Urgent Care MSO, LLC (doing business as MedExpress), which operates neighborhood medical centers.  Prior to that, he was with Best Buy Co., Inc. for 10 years in roles of increasing responsibility.  He began his career with Best Buy in 2002 as Vice President, Finance, Treasurer, with responsibility for tax and business development.  He continued his Best Buy service until May 2012 when he was Senior Vice President, Chief Financial Officer, US.

Mr. Buckley has been Chief Marketing Officer and Vice President, e-Commerce of SHO since July 2015. He previously served as the Company’s Chief Marketing Officer. Prior to his employment with the Company he served as Divisional Vice President and Chief Marketing Officer, Hometown Stores (at that time a division of Sears Holdings), a position he held from August 2011 to October 2012. He joined Sears Holdings in August 2010 as part of the Senior Leadership Development program, working on several transformational projects during that time. Before joining Sears Holdings, Mr. Buckley was Global Director of Advertising for The Associated Press. Before joining The Associated Press, he served in a variety of leadership positions in advertising at The New York Times Company.

Mr. Etter has served as the Company’s Vice President, Human Resources since February 2016. Prior to that he served as the Company’s Divisional Vice President of Human Resources beginning in 2012. Prior to his employment with the Company he served as Director of Human Resources for Sears Holdings Corporation, Tweeter Home Entertainment Group, Inc., and Macy’s West.

Mr. Hansen has been Vice President, General Counsel, and Secretary of SHO since the Separation. From January 2008 until the Separation, he served as Vice President, Chief Counsel of Sears Holdings.  Prior to his employment with Sears Holdings, Mr. Hansen was the Executive Vice President and General Counsel of Saks Incorporated, an operator of retail and department stores, a position he held from September 2003 to May 2007.

Mr. McCarthy has been the Company’s Chief Merchandising Officer and Vice President Merchandising and Inventory since September 2015. Prior to assuming his current role, Mr. McCarthy served as the Vice President of Store Operations for Pep Boys from July 2014 to September 2015. Before joining Pep Boys, Mr. McCarthy served as the Executive Vice President of Macy’s North Region from March 2011 to February 2013 leading a large regional organization with stores located in 10 states. Before joining Macy’s Mr. McCarthy served in various capacities at Sears Holdings culminating in his role as the Senior Vice President and General Manager of Sears Full-Line Stores a position he held from 2007-2011.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Stock Market under the ticker symbol SHOS. We had 310 stockholders of record at the close of business on March 22, 2016. The table below sets forth the high and low sales prices on NASDAQ of our common stock for each of the fiscal periods indicated.

2015	High	Low
First Quarter	$13.93	$6.80
Second Quarter	9.92	6.65
Third Quarter	8.95	6.50
Fourth Quarter	9.60	6.78

2014	High	Low
First Quarter	$26.31	$19.75
Second Quarter	23.97	18.75
Third Quarter	19.80	14.03
Fourth Quarter	15.50	10.02
Dividends
We did not declare any cash dividends on our common stock during fiscal year 2015. We do not expect to pay cash dividends on our common stock for the foreseeable future. Cash dividends are dependent upon our results of operations, financial condition, cash requirements, the satisfaction of certain conditions (described below in "Share Repurchases") under our Senior ABL Facility, availability of surplus, and such other factors as our Board of Directors may deem relevant. See "We do not expect to pay dividends for the foreseeable future" in Item 1A-Risk Factors of this Annual Report on Form 10-K. At January 30, 2016 the Senior ABL Facility prohibited the payment of cash dividends.
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. At January 30, 2016 we had $12.5 million of remaining authorization under the repurchase program. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At January 30, 2016 the Senior ABL Facility prohibited the repurchase of our common stock.

Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
We did not repurchase any shares of our common stock during our 2015 fiscal year.
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. At January 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
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

	2/1/13	1/31/14	1/30/15	1/29/16
SHOS	$131.65	$68.42	$36.99	$22.69
S&P 500 INDEX	$105.92	$124.78	$139.65	$135.82
S&P 500 RETAILING INDEX	$108.67	$134.64	$159.88	$184.76

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL AND OTHER DATA
The Consolidated Statement of Income Data, the Per Common Share Data, the Consolidated Balance Sheet Data, and the Other Financial and Operation Data provided in the table below in this Item 6 with respect to our 2015, 2014, 2013, 2012, and 2011 fiscal years are derived from the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K (for the 2015, 2014, and 2013 fiscal years), the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (for the 2012 fiscal year), and the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (for the 2011 fiscal year). The information provided in the table below with respect to our 2012 (prior to October 12, 2012) and 2011 fiscal years (the "Pre-Separation Financial Information") reflects the results of operations and financial position of the consolidated Sears Hometown and Hardware and Sears Outlet businesses operated pre-Separation by Sears Holdings.
All of the information provided in the table below should be read in conjunction with our Consolidated Financial Statements and accompanying notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

The Pre-Separation Financial Information may not reflect (1) what our results of operations, financial position, and cash flows would have been had Sears Holdings operated our businesses as a single combined business entity during these fiscal years or had we operated as a publicly traded company separate from Sears Holdings during these fiscal years or (2) what our results of operations, financial position, and cash flows will be in the future as we continue to operate as a single combined business entity separate from Sears Holdings. This is primarily due to the following:

•
The Pre-Separation Financial Information reflects the results of operations, financial positions, and cash flows of Sears Hometown and Hardware and Sears Outlet prior to their consolidation into SHO, which may not reflect the results of operations, financial positions, and cash flows of SHO had it been a single combined business entity pre-Separation;

•
The Pre-Separation Financial Information does not reflect changes resulting from the Separation and the integration of the Sears Hometown and Hardware and the Sears Outlet businesses into a single combined business entity, including changes in the cost structure, personnel needs, financing, and operation of the businesses; and

•
The Pre-Separation Financial Information reflects assumptions made, and allocations for services and expenses historically provided to the Sears Hometown and Hardware and the Sears Outlet businesses, by Sears Holdings. Those assumptions and allocations may not reflect the costs and expenses we would have incurred as a single combined business entity.

For additional information about our past financial performance and the basis of presentation of our financial statements, see "Selected Historical Financial and Other Data," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements and the notes thereto included in this Annual Report on Form 10-K.

Fiscal years and thousands except for per share amounts and number of stores	2015	2014	2013	2012	2011
Consolidated Statement of Income Data (1)
Net sales	$2,287,788	$2,356,033	$2,421,562	$2,453,606	$2,344,199
Net income (loss)	$(27,261)	$(168,805)	$35,550	$60,080	$33,056
Per Common Share Data(2)
Basic	$(1.20)	$(7.45)	$1.55	$2.60	$1.43
Diluted	$(1.20)	$(7.45)	$1.55	$2.60	$1.43
Consolidated Balance Sheet Data
Total assets	$633,833	$645,722	$847,185	$785,803	$651,838
Long-term debt	—	—	—	—	—
Long-term capital lease obligations	$382	$176	$95	$769	$1,937
Other Financial and Operational Data
Adjusted EBITDA (3)	$9,386	$2,047	$45,907	$98,638	$69,288
Number of stores	1,160	1,260	1,260	1,245	1,275
Sears Outlet - Comparable Store Sales %	(4.1)%	(1.2)%	1.2%	(0.8)%	8.7%
Sears Hometown and Hardware - Comparable Store Sales %	(0.1)%	(7.1)%	(3.2)%	1.0%	(6.1)%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2012 was a 53-week year and fiscal years 2015, 2014, 2013, and 2011 were 52-week years.

(2)	23,100,000 shares outstanding effective upon completion of the Separation are used for all periods prior to the Separation.

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

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we also use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which excludes certain significant items as set forth and discussed below. Our management uses Adjusted EBITDA, among other factors, for evaluating the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, we believe it is an important indicator of operating performance for investors because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results. These items may also include cash charges such as Severance and executive transition costs and IT transformation investments that make it difficult for investors to assess the Company's core operating performance.

Starting with the second quarter of 2015 the Company is excluding initial franchise revenues from Adjusted EBITDA. This change is based on (1) the Company's decision to indefinitely suspend its franchising of additional stores except to existing Company franchisees and (2) to better align Adjusted EBITDA for purposes of incentive compensation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2015	2014	2013
Net income (loss)	$(27,261)	$(168,805)	$35,550
Income tax (benefit) expense	(15,152)	(3,066)	24,333
Other income	(2,585)	(3,149)	(1,854)
Interest expense	2,826	3,861	3,046
Operating income (loss)	(42,172)	(171,159)	61,075
Depreciation	14,546	10,172	12,006
(Gain) loss on the sale of assets	—	(113)	(1,567)
Impairment of goodwill	—	167,000	—
Severance and executive transition costs	1,066	—	—
Initial franchise revenues net of provision for losses	25,086	(3,853)	(25,607)
IT transformation investments	10,860	—	—
Adjusted EBITDA	$9,386	$2,047	$45,907

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
Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. As of January 30, 2016, we and our independent dealers and franchisees operated a total of 1,160 stores across all 50 states, Puerto Rico, and Bermuda. In fiscal year 2015, the Company opened 37 stores and closed 137 stores.
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
As of January 30, 2016, Hometown consisted of 1,001 stores as follows:

•
855 Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities, and offering home appliances, lawn and garden equipment, tools, sporting goods, and household goods. Most of our Hometown

Stores carry proprietary Sears-branded products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
57 Hardware Stores—Hardware stores that offer primarily home appliances, lawn and garden equipment, tools, and other home improvement products, and featuring Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands. 56 of these locations offer a selection of Kenmore and other national brands of home appliances.

•	89 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are located in metropolitan areas.
As of January 30, 2016, our Hometown segment included 848 dealer-operated stores, 76 franchisee-operated stores, and 77 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores in many respects. The Company requires all of the stores to operate under specified circumstances according to the Company’s standards. Stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes specified advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions when our dealers and franchisees sell the merchandise and provide services.
Historically, all of the Company's Outlet stores were operated by the Company. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees during the 2013 fiscal year. During the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension is continuing. As of January 30, 2016, 39 of the 159 Sears Outlet stores were operated by franchisees.
Our dealers and franchisees exercise control over the operations of their stores, including complete responsibility for supervising their store managements and their store employees and making capital decisions. Several of the primary differences between Company-operated stores and dealer or franchisee-operated stores are that (1) the Company is responsible for occupancy and payroll costs associated with Company-operated stores while our dealers and franchisees are responsible for these costs for their stores, (2) the Company is responsible for all terms and conditions of employment for the employees in the Company-operated stores and our dealers and franchisees are responsible for all terms and conditions of employment for the employees in their stores, and (3) we pay commissions to our dealers and franchisees.
In the normal course of business, stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer. When a dealer or franchisee exits a location, the Company may take over the operation of a store, generally on an interim basis, until the location can be transferred to another dealer. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated locations due to the expected short-term nature of transition operation.
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
Initial franchise revenues (shown in the table below) consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected returns on new store development and the number of Company-operated locations available for sale to franchisees. Initial franchise revenues were $0.3 million, $16.9 million, and $25.6 million in the 2015, 2014, and 2013 fiscal years, respectively. During the second quarter of fiscal 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension is continuing.

Initial franchise revenues by quarter for the 2015, 2014, and 2013 fiscal years were:

thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	2015
Hometown	$(6)	$(102)	$—	$—	$(108)
Outlet	496	(60)	13	—	449
Total	$490	$(162)	$13	$—	$341

	2014
Hometown	$(194)	$172	$336	$—	$314
Outlet	3,482	5,236	6,159	1,717	16,594
Total	$3,288	$5,408	$6,495	$1,717	$16,908

	2013
Hometown	$2,247	$774	$1,607	$908	$5,536
Outlet	2,965	989	6,175	9,942	20,071
Total	$5,212	$1,763	$7,782	$10,850	$25,607
Franchisee Receivables Charges
In the fourth quarter of 2015 the Company entered into definitive asset purchase and termination agreements with nine franchisees which terminated the franchise agreements and sublease arrangements for 58 locations. As part of these transactions the Company purchased store furniture, fixtures, and equipment for a total of $0.3 million. At the time of these transactions the franchisees of the affected locations were obligors on promissory notes payable to the Company with unpaid principal amounts totaling approximately $23.5 million, for which franchisee note receivables the Company carried reserves of $4.3 million. In the fourth quarter of 2015 the Company wrote off the franchisee note receivable balances net of the value of any reacquisition rights, reserves, and the value of the furniture, fixtures, and equipment that the Company purchased totaling $12.8 million. In addition to the above writeoff, the Company provided $12.1 million of additional reserves against franchise receivables based on its review of collectability, the underlying collateral, and the Company's objective to improve the performance of, or close, underperforming stores. Charges related to franchisee receivables were $25.4 million in 2015 compared to $13.1 million in 2014.

Online

We believe that the results of operations for our businesses in fiscal 2015 were, and will continue to be, adversely affected by the continuing growth at other retailers of online sales of merchandise in important product categories, especially home appliances. Our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, are constrained by the SHO-Sears Holdings Agreements and by actions that Sears Holdings has taken that we believe are not in compliance with the Merchandising Agreement and the Services Agreements and as to which we have objected. We believe that these constraints and actions likely affected our ability to conduct, and grow, our online business in 2015 and, as a consequence, likely adversely affected our results of operations for our 2015 fiscal year. These adverse effects likely will increase over time. We have, for some time, been engaging in negotiations with Sears Holdings regarding the elimination of these constraints and the cessation of actions, but we are unable to determine the outcome of these negotiations.

Shared Vendor Funds
In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the 2015 fiscal year Sears Holdings' subsidy collections were lower compared to the 2014 fiscal year and SHO's portion of the collected subsidies during the 2015 fiscal year were unfavorably impacted by approximately $0.7 million compared to the 2014 fiscal year. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the 2015 fiscal year Sears Holdings earned higher cash discounts compared to the 2014 fiscal year, and SHO's portion of the earned cash discounts were favorably impacted during the 2015 fiscal year by approximately $9.5 million compared to the 2014 fiscal year. Sears Holdings is responsible for the collection of the merchandise subsidies that it has negotiated with its merchandise vendors and the extent to which Sears Holdings will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings will stay the same or cease declining and we cannot provide any assurance that SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same, or continue to increase. If SHO's portion of merchandise subsidies collected by Sears Holdings were to continue to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31. Unless otherwise stated, references to specific years in this Annual Report on Form 10-K are to fiscal years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52

Results of Operations
The following table sets forth items derived from our consolidated results of operations for our 2015, 2014 and 2013 fiscal years.

	Fiscal
thousands	2015	2014	2013
NET SALES	$2,287,788	$2,356,033	$2,421,562
COSTS AND EXPENSES
Cost of sales and occupancy	1,769,286	1,803,497	1,843,418
Gross margin	518,502	552,536	578,144
Margin rate	22.7%	23.5%	23.9%
Selling and administrative	546,128	546,636	506,630
Selling and administrative expense as a percentage of net sales	23.9%	23.2%	20.9%
Impairment of goodwill	—	167,000	—
Depreciation	14,546	10,172	12,006
Gain on the sale of assets	—	(113)	(1,567)
Total costs and expenses	2,329,960	2,527,192	2,360,487
Operating income (loss)	(42,172)	(171,159)	61,075
Interest expense	(2,826)	(3,861)	(3,046)
Other income	2,585	3,149	1,854
Income (loss) before income taxes	(42,413)	(171,871)	59,883
Income tax benefit (expense)	15,152	3,066	(24,333)
NET INCOME (LOSS)	$(27,261)	$(168,805)	$35,550

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

Adjusted Comparable Store Sales

In addition to our net sales determined in accordance with GAAP, for purposes of evaluating our sales performance we also use "Adjusted comparable store sales." This measure includes in net sales, as if fulfilled and recorded by SHO, all in-store sales that were transacted by SHO and its independent dealers and franchisees through www.sears.com and that were fulfilled and recorded by Sears Holdings. Our management uses Adjusted comparable store sales, among other factors, to evaluate the sales performance of our overall business and individual stores for comparable periods. Adjusted comparable store sales should not be used by investors or other third parties as the sole basis for formulating investment decisions as it includes sales that were not fulfilled and recorded by SHO and for which sales SHO only received commissions. Adjusted comparable store sales should not be considered as a substitute for GAAP measurements.

While Adjusted comparable store sales is a non-GAAP measure, we believe it is an important figure for investors to assess store sales performance because:

•	SHO receives commissions on all Commission Sales.

•
Store sales recorded and fulfilled by SHO and Commission Sales involve essentially the same in-store selling activity. As a consequence, unadjusted comparable store sales, which do not include Commission Sales, overstate what SHO believes to be its effective comparable store sales performance.

The following table presents a reconciliation of Adjusted comparable store sales to net sales, the most comparable GAAP measure, for each of the periods indicated:

	52 Weeks Ended January 30, 2016			52 Weeks Ended January 31, 2015
Thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$1,630,276	$657,512	$2,287,788	$1,692,377	$663,656	$2,356,033
Less: Non-comparable store sales	(155,999)	(98,305)	(254,304)	(175,711)	(141,996)	(317,707)
Comparable store sales recorded by SHO	1,474,277	559,207	2,033,484	1,516,666	521,660	2,038,326
Commission Sales (1)	34,789	7,369	42,158	62,312	9,295	71,607
Adjusted comparable store sales	$1,509,066	$566,576	$2,075,642	$1,578,978	$530,955	$2,109,933

	52 Weeks Ended January 31, 2015			52 Weeks Ended February 1, 2014
Thousands	Hometown	Outlet	Total	Hometown	Outlet	Total
Net sales	$1,692,377	$663,656	$2,356,033	$1,811,519	$610,043	$2,421,562
Less: Non-comparable store sales	(216,420)	(80,502)	(296,922)	(178,904)	(82,028)	(260,932)
Comparable store sales recorded by SHO	1,475,957	583,154	2,059,111	1,632,615	528,015	2,160,630
Commission Sales (1)	61,435	10,086	71,521	24,902	3,322	28,224
Adjusted comparable store sales	$1,537,392	$593,240	$2,130,632	$1,657,517	$531,337	$2,188,854

	52 Weeks Ended January 30, 2016 vs. 52 Weeks Ended January 31, 2015			52 Weeks Ended January 31, 2015 vs. 52 Weeks Ended February 1, 2014
	Hometown	Outlet	Total	Hometown	Outlet	Total
Comparable store sales recorded by SHO	(0.1)%	(4.1)%	(1.2)%	(7.1)%	(1.2)%	(5.7)%
Adjusted comparable store sales	(1.8)%	(4.5)%	(2.6)%	(4.7)%	(0.1)%	(3.6)%

(1) SHO in-store sales through www.sears.com fulfilled and recorded by Sears Holdings above are for comparable stores only. For all comparable and non-comparable stores these sales for the 52 weeks ended January 30, 2016 were $44.3 million compared to $77.5 million for the 52 weeks ended January 31, 2015.

Adjusted EBITDA

In addition to our net income determined in accordance with GAAP, for purposes of evaluating operating performance we also use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or “Adjusted EBITDA,” which excludes certain significant items as set forth and discussed below. Our management uses Adjusted EBITDA, among other factors, for evaluating the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, we believe it is an important indicator of operating performance for investors because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results. These items may also include cash charges such as Severance and executive transition costs and IT transformation investments that make it difficult for investors to assess the Company's core operating performance.

Starting with the second quarter of 2015 the Company is excluding initial franchise revenues from Adjusted EBITDA. This change is based on (1) the Company's decision to indefinitely suspend its franchising of additional stores except to existing Company franchisees and (2) to better align Adjusted EBITDA for purposes of incentive compensation.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2015	2014	2013
Net income (loss)	$(27,261)	$(168,805)	$35,550
Income tax (benefit) expense	(15,152)	(3,066)	24,333
Other income	(2,585)	(3,149)	(1,854)
Interest expense	2,826	3,861	3,046
Operating income (loss)	(42,172)	(171,159)	61,075
Depreciation	14,546	10,172	12,006
(Gain) loss on the sale of assets	—	(113)	(1,567)
Impairment of goodwill	—	167,000	—
Severance and executive transition costs	1,066	—	—
Initial franchise revenues net of provision for losses	25,086	(3,853)	(25,607)
IT transformation investments	10,860	—	—
Adjusted EBITDA	$9,386	$2,047	$45,907

Accounting for Fees Paid in a Cloud Computing Arrangement
In 2015, the Financial Accounting Standards Board issued ASU 2015-05, "Intangibles -- Goodwill and Other - Internal Use Software, Customer's Accounting For Fees Paid in a Cloud Computing Arrangement," which provided additional guidance on the treatment of IT-related costs for hosted arrangements. Based on an evaluation of this guidance and existing literature, SHO made a correcting adjustment to move a large majority of these investments from capitalized assets to expense and will expense most of these investments going forward. IT transformation investments were $10.9 million for the full year 2015. In the fourth quarter of 2015, we expensed $6.3 million of IT transformation investments that had been previously capitalized beginning in early 2015 through October 31, 2015. Our first three quarters of fiscal year 2015 have been adjusted to report the previously capitalized development costs as expense in the quarter incurred based on the latest guidance. See Note 10 to the Consolidated Financial Statements.
52 Week Period Ended January 30, 2016 Compared to the 52 Week Period Ended January 31, 2015
Net Sales
Net sales for the 2015 fiscal year decreased $68.2 million, or 2.9%, to $2.3 billion from the 2014 fiscal year. This decrease in sales was driven by (1) a 1.2% decrease in comparable store sales, (2) the impact of closed stores (net of new store openings), (3) lower initial franchise revenues, which were $0.3 million in 2015 compared to $16.9 million in 2014, and (4) lower online commissions from Sears Holdings ($12.9 million for the 2015 fiscal year compared to $22.6 million for the 2014 fiscal year).

Commission Sales during the 2015 fiscal year were $44.3 million compared to $77.5 million in the 2014 fiscal year. The decline was primarily due to online promotions offered by Sears Holdings during fiscal year 2014. Adjusted comparable store sales for 2015 decreased 2.6%. Comparable store sales were down 0.1% in Hometown and down 4.1% in Outlet. Adjusted comparable store sales were down 1.8% in Hometown and down 4.5% in Outlet.

The Adjusted comparable store sales decrease of 2.6% was primarily due to (1) lower sales in Outlet resulting from a reduction of as-is, out-of-box products receipts from Sears Holdings, and a highly promotional environment, which impacted the value proposition of "as-is" home appliances as competitors drove price points lower in new, in-box home appliances, (2)

lower lawn and garden sales in Hometown due to unseasonable weather patterns resulting in soft early season sales and lower snowthrower sales later in the year, and in Outlet, lower sales in the yard tractor category due to a large decrease in as-is, out-of-box receipts from Sears Holdings, (3) lower tools sales in core Hometown categories such as mechanics tool sets, tool storage, and compressors despite recent aggressive promotional pricing and lower promotional support earlier in the year, (4) a decline in Outlet apparel sales due to inventory mix and a reduction in allocated space within the selling stores. Hometown home appliances were up primarily due to refrigeration, which was driven by aggressive limited time promotions during the third and fourth quarters, partially offset by lower sales in cooking due to lower in-stock from product transitions earlier in the year.

Gross Margin

Gross margin was $518.5 million, or 22.7% of net sales, for the full year 2015 compared to $552.5 million, or 23.5% of net sales, for the full year 2014. The decrease in gross margin rate was primarily driven by (1) lower initial franchise revenues, (2) lower online commissions from Sears Holdings, (3) lower delivery income, (4) an unfavorable impact of 27 basis points on the gross margin rate due to store closings, and (5) higher occupancy costs due to a higher number of Company-operated locations. These declines were partially offset by higher margin on Outlet merchandise sales and lower merchandise shrink. Online commissions from Sears Holdings, initial franchise revenues, and closed stores contributed 14 basis points to gross margin in 2015 compared to 127 basis points in 2014.
Selling and Administrative Expenses
Selling and administrative expenses were flat at $546.1 million, or 23.9% of net sales, for the full year 2015 compared to $546.6 million, or 23.2% of net sales, for the full year 2014. Primary drivers included (1) expense decreases resulting from closed stores (net of new stores), (2) lower commissions paid to dealers and franchisees on lower sales volume, (3) lower marketing costs, (4) lower insurance costs, and (5) lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales. These decreases were offset by $25.4 million of charges related to franchisee receivables for the full year 2015 compared to $13.1 million recognized for the full year 2014 and our IT transformation investments of $10.9 million. Franchisee receivables charges increased the selling and administrative expenses rate by 111 basis points and 55 basis points in 2015 and 2014, respectively. The IT transformation investments increased the selling and administrative expenses rate by 47 basis points in 2015. The timing and amount of IT transformation investments in 2016 will be a result of the pace and cost of actual implementation progress. We expect a similar level of investment in 2016 as 2015 and we expect final project completion in the first half of fiscal 2017.
Impairment of Goodwill
During 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. This charge eliminated all of our recorded goodwill.
Operating Income (Loss)
We recorded operating losses of $42.2 million and $171.2 million for the full years 2015 and 2014, respectively. The improvement in our operating loss for the full year 2015 resulted primarily from the absence of the 2014 non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill). These improvements were partially offset by (1) lower initial franchise revenues, (2) higher charges related to franchisee receivables, (3) IT transformation investments of $10.9 million, (4) a lower gross margin rate, and (5) higher depreciation expense (including fixed asset impairment of long-lived assets of $4.0 million in 2015 compared to $1.2 million in 2014). The total net impact of franchisee receivables charges, IT transformation investments, goodwill and fixed asset impairment charges, and initial franchise revenues increased operating losses by $39.9 million and $164.4 million in 2015 and 2014, respectively.

Income Taxes
We recorded an income tax benefit of $15.2 million and $3.1 million in 2015 and 2014, respectively. The effective tax rate (benefit) was 35.7% in 2015 and 1.8% in 2014.
Net loss
We recorded net losses of $27.3 million and $168.8 million in 2015 and 2014, respectively. The decrease in our net loss was primarily attributable to the factors discussed above.

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
Gross Margin
Gross margin was $552.5 million, or 23.5% of net sales, in 2014 compared to $578.1 million, or 23.9% of net sales, in 2013. The decrease in gross margin rate was primarily driven by lower margins on merchandise sales, lower initial franchise revenues, and higher inventory shrinkage partially offset by higher online commissions, lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and lower support services charges from Sears Holdings. Online commissions from Sears Holdings and initial franchise revenues contributed 131 basis points to gross margin in 2014 compared to 114 basis points in 2013.
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
Business Segment Results

Hometown
Hometown results and key statistics were as follows:

	Fiscal Year
thousands, except for number of stores	2015	2014	2013
Net sales	$1,630,276	$1,692,377	$1,811,519
Comparable store sales %	(0.1)%	(7.1)%	(3.2)%
Cost of sales and occupancy	1,262,215	1,297,212	1,389,627
Gross margin	368,061	395,165	421,892
Margin rate	22.6%	23.3%	23.3%
Selling and administrative	378,141	403,367	396,073
Selling and administrative expense as a percentage of net sales	23.2%	23.8%	21.9%
Impairment of goodwill	—	167,000	—
Depreciation	5,568	3,817	6,321
Gain on the sale of assets	—	(113)	—
Total costs and expenses	1,645,924	1,871,283	1,792,021
Operating income (loss)	$(15,648)	$(178,906)	$19,498
Total Sears Hometown and Hardware stores	1,001	1,109	1,117

52 Week Period Ended January 30, 2016 Compared to the 52 Week Period Ended January 31, 2015 -- Hometown
Net Sales

Net sales in 2015 decreased $62.1 million, or 3.7%, to $1.6 billion from 2014. This decrease was driven primarily by the impact of closed stores (net of new store openings), lower online commissions from Sears Holdings ($10.5 million in 2015 compared to $19.5 million in 2014), and a 0.1% decrease in comparable store sales.

Adjusted comparable store sales (which includes Commission Sales) for 2015 decreased 1.8% primarily driven by lower lawn and garden sales due to unseasonable weather patterns resulting in soft early season sales and lower snowthrower sales later in the year and lower tools sales in core categories such as mechanics tool sets, tool storage, and compressors despite recent aggressive promotional pricing and lower promotional support earlier in the year. Home appliances were up primarily due to refrigeration, which was driven by aggressive limited time promotions during the third and fourth quarters, partially offset by lower sales in cooking due to lower in-stock from product transitions earlier in the year.
Gross Margin

Gross margin was $368.1 million, or 22.6% of net sales, in 2015 compared to $395.2 million, or 23.3% of net sales, in 2014. The decrease in gross margin rate was primarily driven by (1) lower online commissions from Sears Holdings, (2) lower margin on merchandise sales, (3) higher occupancy costs due to an increase in the number of Company-operated stores, (4) an unfavorable impact of 30 basis points on the gross margin rate in 2015 due to store closings, and (5) lower delivery income, partially offset by lower merchandise shrink. Online commissions from Sears Holdings, initial franchise revenues, and closed stores contributed 14 basis points to gross margin in 2015 compared to 86 basis points in 2014.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $378.1 million, or 23.2% of net sales, in 2015 from $403.4 million, or 23.8% of net sales, in 2014. The decrease was primarily due to lower dealer and franchisee commissions on lower sales volume, the impact of closed stores (net of new stores openings), and lower commissions paid to Sears Holdings for online transactions due to lower Commission Sales. These decreases were partially offset by higher payroll and benefits and allocated IT transformation investments. Franchisee receivables charges increased the selling and administrative expenses rate by $12.7 million, or 78 basis points, and $13.0 million, or 77 basis points, in 2015 and 2014, respectively. The $7.4 million of IT transformation investments allocated to Hometown increased the selling and administrative expenses rate by 45 basis points in 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. If the allocation weighting for 2015 had been similar to the weighting for 2014, we would have allocated an additional $4.1 million of Home Office overhead expenses to Hometown's Selling and administrative expenses. Beginning with this fiscal year we will reevaluate the allocation of Home Office overhead expenses on an annual basis.
Impairment of Goodwill
During 2014 we recorded a non-cash goodwill impairment charge of $167.0 million associated with Hometown.
Operating Income (Loss)
We recorded operating losses of $15.6 million and $178.9 million in 2015 and 2014, respectively. The improvement in our operating loss for the full year 2015 resulted from the 2014 non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill), and lower selling and administrative expenses. These improvements were partially offset by (1) a lower gross margin rate, (2) lower volume, (3) IT transformation investments of $7.4 million, and (4) higher depreciation expense (including fixed asset impairment of long-lived assets of $2.0 million in 2015 compared to $0.6 million in 2014). The net impact of franchisee receivables charges, IT transformation investments, goodwill and fixed asset impairment charges, and initial franchise revenues increased operating losses by $22.2 million and $180.3 million in 2015 and 2014, respectively.
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
Gross Margin
Gross margin was $395.2 million, or 23.3% of net sales, in 2014 compared to $421.9 million, or 23.3% of net sales, in the prior year. The flat gross margin rate was primarily driven by (1) increases in online commissions, (2) higher delivery income, (3) lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores, and (4) lower support services charges from Sears Holdings, offset by lower margins on merchandise sales and lower initial franchise revenues. Online commissions from Sears Holdings and initial franchise revenues contributed 91 basis points to gross margin in 2014 compared to 63 basis points in 2013.

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
Outlet
Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2015	2014	2013
Net sales	$657,512	$663,656	$610,043
Comparable store sales %	(4.1)%	(1.2)%	1.2%
Cost of sales and occupancy	507,071	506,285	453,791
Gross margin	150,441	157,371	156,252
Margin rate	22.9%	23.7%	25.6%
Selling and administrative	167,987	143,269	110,557
Selling and administrative expense as a percentage of net sales	25.5%	21.6%	18.1%
Depreciation	8,978	6,355	5,685
Gain on the sale of assets	—	—	(1,567)
Total costs and expenses	684,036	655,909	568,466
Operating income (loss)	$(26,524)	$7,747	$41,577
Total Sears Outlet stores	159	151	143
52 Week Period Ended January 30, 2016 Compared to the 52 Week Period Ended January 31, 2015 -- Outlet
Net Sales

Net sales in 2015 decreased $6.1 million, or 0.9%, to $657.5 million from 2014. This decrease was driven primarily by a 4.1% decrease in comparable store sales and lower initial franchise revenues, which were $0.4 million in 2015 compared to $16.6 million in 2014, partially offset by new stores (net of closures).

Adjusted comparable store sales (which includes Commission Sales) for 2015 decreased 4.5% primarily attributable to (1) lower sales in home appliances resulting from a reduction of as-is, out-of-box products receipts from Sears Holdings, and due to a highly promotional environment, which impacted the value proposition of "as-is" home appliances as competitors drove price points lower in new, in-box home appliances, (2) a decline in Outlet apparel sales due to inventory mix and a reduction in allocated space within the selling stores (3) lower lawn and garden sales in the yard tractor category due to a large decrease in as-is, out-of-box receipts from Sears Holdings, and (4) lower sales in tools due to non-recurring opportunity buys in 2014 in the tools storage and mechanics tool set categories.
Gross Margin

Gross margin was $150.4 million, or 22.9% of net sales, in 2015 compared to $157.4 million, or 23.7% of net sales, in 2014. The decrease in gross margin rate was primarily driven by lower franchise revenues, lower delivery income, and an unfavorable impact of 12 basis points on the gross margin rate in 2015 due to store closings. These decreases were partially offset by higher margin on merchandise sales, lower merchandise shrink, and lower occupancy costs associated with the conversion of Company-operated to franchisee-operated stores. Online commissions from Sears Holdings, initial franchise revenues, and closed stores contributed 15 basis points to gross margin in 2015 compared to 227 basis points in 2014.
Selling and Administrative Expenses

Selling and administrative expenses increased to $168.0 million, or 25.5% of net sales, in 2015 from $143.3 million, or 21.6% of net sales, in 2014. The increase was primarily due to higher franchisee commissions for stores that we converted from Company-operated to franchisee-operated, $12.7 million of charges related to franchise receivables in 2015 compared to $0.1 million in 2014, the impact of new stores (net of closed stores), and allocated IT transformation investments partially offset by lower payroll and benefits costs resulting from the conversion of Company-operated stores, lower insurance costs, and lower marketing costs. Franchisee receivables charges increased the selling and administrative expenses rate by 193 basis points and 1 basis point in 2015 and 2014, respectively. The $3.5 million of IT transformation investments allocated to Outlet increased the selling and administrative expenses rate by 53 basis points in 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. If the allocation weighting for 2015 had been similar to the weighting for 2014, we would have reduced Home Office overhead expenses allocated to Outlet's Selling and administrative expenses by $4.1 million. Beginning with this fiscal year we will reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Income
We recorded an operating loss of $26.5 million and recorded operating income of $7.7 million in 2015 and 2014, respectively. The $34.2 million decrease in operating income was primarily driven by lower initial franchise revenues, higher charges related to franchisee receivables, higher selling and administrative expenses, and $3.5 million of IT transformation investments. These increases were partially offset by a higher gross margin rate (excluding initial franchise revenues). The net impact of franchisee receivables charges, IT transformation investments, higher depreciation expense (including fixed asset impairment of long-lived assets of $2.0 million in 2015 compared to $0.6 million in 2014), and initial franchise revenues increased operating losses by $17.8 million in 2015 and increased operating income by $15.9 million in 2014.
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
Gross Margin
Gross margin was $157.4 million, or 23.7% of net sales, in 2014 compared to $156.3 million, or 25.6% of net sales, in the prior year. The gross margin rate decreased primarily due to (1) lower margins on merchandise sales, (2) lower franchise revenues, and (3) higher inventory shrinkage. These declines were partially offset by lower occupancy costs resulting from the conversion of Company-operated stores to franchisee-operated stores and higher online commissions. Online commissions from Sears Holdings and initial franchise revenues contributed 234 basis points to gross margin in 2014 compared to 267 basis points in 2013.
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
Analysis of Financial Condition
Cash Balances
We had $18.2 million in cash and cash equivalents as of January 30, 2016 and $19.7 million as of January 31, 2015.
During 2015 we financed our operations and investments with cash on hand and cash generated from operating activities. Our primary liquidity needs are for funding inventory purchases, capital expenditures, and general corporate purposes.
Cash Flows from Operating Activities
Cash generated from operating activities in 2015 was $25.5 million compared to $24.4 million in 2014. The increase in operating cash flows compared to 2014 was due predominately to a decrease in merchandise inventories, net of payables.
Total merchandise inventories were $434.8 million at January 30, 2016 and $442.7 million at January 31, 2015. Merchandise inventories decreased $7.9 million due to a $13.1 million decrease in Hometown partially offset by a $5.2 million increase in Outlet. The decrease in Hometown was primarily due to store closures. The increase in Outlet was primarily due to improved "as-is" inventory sourcing and strategic opportunity buys.
We obtain our merchandise through agreements with Sears Holdings and with other vendors. For 2015, merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other products) accounted for approximately 82% of total purchases of all inventory from all vendors. The loss of or a material reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
In addition, our merchandise-vendor arrangements generally are not long-term agreements (except the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends on maintaining good relations with our existing vendors and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or to maintain the quality of merchandise inventory they supply to us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase. See "Risk Factors" in this Annual Report on Form 10-K.
Cash Flows from Investing Activities
Cash used in investing activities was $11.4 million in 2015 compared to $12.7 million in 2014. Cash used in investing activities in both periods was for purchases of property and equipment partially offset by $0.0 million and $0.2 million in proceeds from sales of property and investments in 2015 and 2014, respectively.
Cash Flows from Financing Activities

Cash used in financing activities was $15.6 million for 2015 compared to $15.4 million for 2014. The increase of $0.2 million in cash used in financing activities in 2015 from 2014 was primarily due to a $15.8 million decrease in net borrowings under our Senior ABL Facility in 2015 compared to a $15.0 million increase in 2014, partially offset by $0.6 million increase in net borrowings of capital lease obligations.
Financing Arrangements
In October 2012 the Company entered into the Senior ABL Facility with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million.
Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of January 30, 2016 we had $68.3 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of January 30, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of January 30, 2016 was $176.0 million, with $5.7 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.43% at January 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at January 30, 2016.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At January 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of January 30, 2016, SHO was in compliance with all covenants under the Senior ABL Facility.
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
Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As a result, we expect to fund our ongoing operations through existing cash and cash equivalents, cash generated by operating activities, and with funds available under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. As of January 30, 2016, we had cash and cash equivalents of $18.2 million.
Capital lease obligations as of January 30, 2016 and January 31, 2015 were $0.5 million and $0.3 million, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of January 30, 2016 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$68,300	$68,300	$—	$—	$—
Capital leases	506	124	290	92	—
Operating leases	173,383	55,656	73,928	29,112	14,687
Total Contractual Obligations	$242,189	$124,080	$74,218	$29,204	$14,687

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
Goodwill Impairment Assessment
We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which reduced our goodwill balance as of January 30, 2016 to $0. This charge resulted from our evaluation of the carrying value of goodwill for possible impairment under accounting standards governing goodwill and other intangible assets. We reviewed the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicated the carrying value of goodwill may not be recoverable. The goodwill impairment test involved a two-step process. In the first step, SHO compared the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeded its carrying value, goodwill is not impaired and no further testing was required. If the fair value of the Hometown Reporting Unit was less than its carrying value, SHO must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value was allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill was less than its carrying value, the difference was recorded as a non-cash impairment loss.
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

Reserve for Losses on Franchisee Receivables
The Company recognizes a reserve for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The reserve is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the reserve for losses on franchisee receivables is recognized as selling, general, and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. The reserve for losses on franchisee receivables is evaluated based on our receivable-by-receivable assessment during the year that loan balances would be potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due. During fiscal 2015 we also forgave balances due on franchisee receivables in accordance with negotiated franchise termination agreements, and as part of these transactions, the Company purchased store furniture, fixtures, and equipment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.
The following factors, among others, could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: the possible material adverse effects on SHO if Sears Holdings’ financial condition were to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to obtain the resolution, on commercially reasonable terms, of existing disputes and, when they arise, future disputes with Sears Holdings regarding many of the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly in light of the existence of pending, and the likelihood of future, disputes with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings, and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our dealers and franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on

SHO; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship in the fast-food industry could expand to challenge or adversely affect our relationships with our independent dealers and franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
thousands, except per share amounts	January 30, 2016	January 31, 2015	February 1, 2014
NET SALES	$2,287,788	$2,356,033	$2,421,562
COSTS AND EXPENSES
Cost of sales and occupancy	1,769,286	1,803,497	1,843,418
Selling and administrative	546,128	546,636	506,630
Impairment of goodwill	—	167,000	—
Depreciation	14,546	10,172	12,006
Gain on the sale of assets	—	(113)	(1,567)
Total costs and expenses	2,329,960	2,527,192	2,360,487
Operating income (loss)	(42,172)	(171,159)	61,075
Interest expense	(2,826)	(3,861)	(3,046)
Other income	2,585	3,149	1,854
Income (loss) before income taxes	(42,413)	(171,871)	59,883
Income tax benefit (expense)	15,152	3,066	(24,333)
NET INCOME (LOSS)	$(27,261)	$(168,805)	$35,550

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(1.20)	$(7.45)	$1.55
Diluted:	$(1.20)	$(7.45)	$1.55

Basic weighted average common shares outstanding	22,666	22,666	22,984
Diluted weighted average common shares outstanding	22,666	22,666	22,989
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	January 30, 2016	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,244	$19,746
Accounts and franchisee receivables, net	11,753	15,456
Merchandise inventories	434,846	442,743
Prepaid expenses and other current assets	22,176	19,350
Total current assets	487,019	497,295
PROPERTY AND EQUIPMENT, net	49,315	50,708
INTANGIBLE ASSETS, net	4,377	—
LONG-TERM DEFERRED TAXES	79,141	54,273
OTHER ASSETS, net	13,981	43,446
TOTAL ASSETS	$633,833	$645,722
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$68,300	$84,100
Payable to Sears Holdings Corporation	54,126	61,089
Accounts payable	39,762	14,888
Other current liabilities	66,466	61,085
Total current liabilities	228,654	221,162
OTHER LONG-TERM LIABILITIES	2,670	2,274
TOTAL LIABILITIES	231,324	223,436
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	227	227
Authorized shares: 400,000
Issued and outstanding shares: 22,722 and 22,736, respectively
Capital in excess of par value	555,372	547,888
Retained earnings (deficit)	(153,090)	(125,829)
TOTAL STOCKHOLDERS' EQUITY	402,509	422,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$633,833	$645,722
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,261)	$(168,805)	$35,550
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,546	10,172	12,006
Share based compensation	(70)	866	911
Gain on the sale of assets	—	(113)	(1,567)
Impairment of goodwill	—	167,000	—
Provision for losses on franchisee receivables	25,426	13,055	—
Change in operating assets and liabilities:
Accounts and franchisee receivables	1,056	(12,988)	(26,823)
Merchandise inventories	7,897	39,364	(53,670)
Payable to Sears Holdings Corporation	(6,963)	(7,307)	(11,095)
Accounts payable	24,874	(9,241)	(7,701)
Customer deposits	(5,982)	(5,306)	633
Deferred income taxes	(6,431)	(7,129)	18,614
Other operating assets	(13,123)	1,069	1,525
Other operating liabilities	11,576	3,763	(22,751)
Net cash provided by (used in) operating activities	25,545	24,400	(54,368)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	—	154	2,641
Purchases of property and equipment	(11,430)	(12,849)	(10,704)
Net cash used in investing activities	(11,430)	(12,695)	(8,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased and retired	—	—	(12,523)
Net borrowings (payments) of capital lease obligations	183	(434)	(739)
Net short-term borrowings (payments)	(15,800)	(15,000)	79,100
Net cash provided by (used in) financing activities	(15,617)	(15,434)	65,838
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,502)	(3,729)	3,407
CASH AND CASH EQUIVALENTS—Beginning of period	19,746	23,475	20,068
CASH AND CASH EQUIVALENTS—End of period	$18,244	$19,746	$23,475
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,945	$3,622	$3,226
Cash paid for income taxes	$(5,764)	$824	$21,022
SUPPLEMENTAL NON CASH INFORMATION
Tax adjustment related to separation	$7,554	$—	$—
Reacquisition rights in exchange for notes receivable	$6,100	$—	$—
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at February 2, 2013	23,100	$231	$556,575	$9,481	$566,287

Net income (loss)	—	—	—	35,550	35,550

Share-based compensation	87	1	910		911

Common stock repurchased and retired	(434)	(4)	(10,464)	(2,055)	(12,523)

Balance at February 1, 2014	22,753	228	547,021	42,976	590,225

Net income (loss)	—	—	—	(168,805)	(168,805)

Share-based compensation	(17)	(1)	867	—	866

Balance at January 31, 2015	22,736	227	547,888	(125,829)	422,286

Net income (loss)	—	—	—	(27,261)	(27,261)

Share-based compensation	(14)	—	(70)	—	(70)

Tax adjustment related to the Separation (Note 6)	—	—	7,554	—	7,554

Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of January 30, 2016, the Company or our independent dealers and franchisees operated a total of 1,160 stores across all 50 states and in Puerto Rico and Bermuda. In these notes the terms "we," "us," "our," "SHO," and the "Company" refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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
As part of the Separation, Sears Holdings contributed to SHO equity intercompany balances due to/from Sears Holdings, which included amounts arising from pre-Separation purchases of merchandise inventories. After the Separation, the Company continues to purchase most of its merchandise from Sears Holdings and amounts payable to Sears Holdings are reflected separately on the consolidated balance sheet.
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

Fiscal Year	Ended	Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and notes receivable balances were $12.1 million at January 30, 2016 and $11.4 million at January 31, 2015. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable. Our notes receivable balance is comprised of promissory notes that relate primarily to the sale of assets for our franchised locations.
The Company provides an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling, general, and administrative expense.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market. Merchandise inventories are valued under the retail inventory method, or "RIM," using primarily a last-in, first-out, or "LIFO," cost-flow assumption.
Inherent in RIM calculations are certain significant management judgments and estimates including, among others, merchandise markons, markups, markdowns, and shrinkage, which significantly impact the ending inventory valuation at cost and resulting gross margins. The methodologies utilized by us in our application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogeneous classes of merchandise, the development of shrinkage and obsolescence reserves, the accounting for price changes, and the computations inherent in the LIFO adjustment (where applicable). Management believes that RIM provides an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market. The inventory allowance for shrinkage and obsolescence was $9.8 million at January 30, 2016 and $12.1 million at January 31, 2015.
In connection with our LIFO calculation we estimate the effects of inflation on inventories by utilizing external price indices determined by the U.S. Bureau of Labor Statistics. If we had used the first-in, first-out, or "FIFO" method of inventory valuation instead of the LIFO method, merchandise inventories would have been $0.6 million higher at January 30, 2016 and $0.9 million higher at January 31, 2015.
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
Property and equipment consists of the following:

thousands	January 30, 2016	January 31, 2015
Land	$2,123	$1,981
Buildings and improvements	49,680	54,601
Furniture, fixtures and equipment	37,681	35,104
Capitalized leases	1,005	799
Total property and equipment	90,489	92,485
Less: accumulated depreciation	(41,174)	(41,777)
Total property and equipment, net	$49,315	$50,708
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The range of lives are generally 15 to 25 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for computer systems and equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Depreciation expense was $12.8 million and $10.2 million for fiscal years 2015 and 2014, respectively.
As of January 30, 2016, management has identified two properties that are deemed held for sale based on criteria in Accounting Standards Codification ("ASC") 360-10-45-9. These properties are reflected in each category of Property and Equipment with the exception of capitalized leases in the table above and had a carrying value of $3.8 million as of January 30, 2016. These properties are currently listed on the open market and are expected to be sold to third parties in the first half of fiscal year 2016. As of January 30, 2016, the expected fair value less the cost of sale exceeded the carrying value of the Property and Equipment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. We did not record any significant impairment charges with respect to long-lived assets in our 2015, 2014, or 2013 fiscal years. See Note 5 regarding the $167.0 million non-cash goodwill impairment charge we recorded in the third quarter of our 2014 fiscal year.
We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities and compensation. When management makes a decision to close a location we record a liability as of that date for the inventory markdowns associated with the closing. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected durations of the leases and contractual minimum lease payments specified in the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. We have subleases with Sears Holdings for 63 locations. We had rent expense paid to Sears Holdings of $19.3 million, $27.8 million and $27.3 million in 2015, 2014 and 2013, respectively. We also had rent expenses paid to Seritage Growth Properties of $0.5 million in 2015.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2015	2014	2013
Minimum rentals	$63,336	$63,115	$57,679
Less-Sublease rentals	(25,505)	(28,457)	(19,678)
Total	$37,831	$34,658	$38,001

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

Fiscal Year	Capital Leases	Operating Leases
thousands
2016	$124	$55,656
2017	145	44,173
2018	145	29,755
2019	92	17,319
2020	—	11,793
Thereafter	—	14,687
Total Minimum Lease Payments	506	173,383
Less - Sublease Income on Leased Properties	—	(33,963)
Net Minimum Lease Payments	$506	$139,420

Less:
Implicit Interest	—
Capital Lease Obligations	506
Less Current Portion of Capital Lease Obligations	(124)
Long-term Capital Lease Obligations	$382
Insurance Programs
We maintain with third-party insurance companies our own insurance arrangements for exposures incurred for a number of risks including worker’s compensation and general liability claims. Insurance expense of $4 million, $6 million and $7 million was recorded during 2015, 2014 and 2013, respectively.

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
Reserve for Sales Returns and Allowances
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserve for returns and allowances was $1 million at January 30, 2016 and $2 million at January 31, 2015.
Cost of Sales and Occupancy
Cost of sales and occupancy are comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Sears Holdings related to our sale of related to our sale of products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks," and products branded with one of the KCD Marks are referred to as the "KCD Products"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by subsidiaries of Sears Holdings.

Dealer and Franchisee Commissions

In accordance with our agreements with our dealers and franchisees, we pay commissions to our dealers and franchisees on the net sales of merchandise and extended-service plans. In addition, each dealer and franchisee can earn commissions for third-party gift cards sold and can earn marketing support, home improvement referrals, rent support, and other items. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $278 million, $297 million, and $261 million in 2015, 2014 and 2013, respectively.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of dealer and franchisee commissions, payroll and benefits costs for retail and support employees, advertising, pre-opening costs, and other administrative expenses.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $71 million, $74 million and $67 million for 2015, 2014 and 2013, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of operations.

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
Fair Value of Financial Instruments
We determine the fair value of financial instruments in accordance with standards pertaining to fair value measurements. Such standards define fair value and establish a framework for measuring fair value in Generally Accepted Accounting Principles ("GAAP"). Under fair value measurement accounting standards, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. We report the fair value of financial assets and liabilities based on the fair value hierarchy prescribed by accounting standards for fair value measurements, which prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:
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
Cash and cash equivalents, merchandise payables, accrued expenses (level 1), accounts and notes receivable, and short-term debt (level 2) are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. As disclosed in Note 5, the Company recorded a goodwill impairment charge during the third quarter of fiscal 2014 and recorded

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain intangible assets during 2015. The Company utilized Level 3 inputs to measure the fair value of goodwill and the intangible assets.
New Accounting Pronouncements
Leases
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of fiscal 2015 utilizing prospective application and prior periods were not retrospectively adjusted. The impact of this update was a reclassification of $11.0 million of short-term deferred income tax assets from Prepaid expenses and other current assets to Long-term deferred tax assets as of January 30, 2016.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. As permitted, the Company early adopted this update prospectively beginning in the fourth quarter of fiscal 2015. As discussed in Note 10, based on an evaluation of this guidance and existing accounting literature, SHO reclassed a large majority of these investments that began in the first quarter of 2015 from capitalized assets to expense, and will expense most of these investments going forward as services are provided.
Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The Company continued to report unamortized debt issuance costs related to the Senior ABL Facility of $1.1 million and $1.8 million at January 30, 2016 and January 31, 2015, respectively, within other assets.
Consolidation
In February 2015, the FASB issued an accounting standards update which revises the consolidation model. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update became effective for the Company in the first quarter of 2015. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extraordinary and Unusual Items
In January 2015, the FASB issued an accounting standards update which eliminates the concept of an extraordinary item. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This update became effective for the Company in the first quarter of 2015. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.
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

Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. After the FASB's August 2015 update to defer the effective date one year, this update will be effective for the Company in the first quarter of 2018 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. The Company is evaluating the effect of adopting this new standard and has not yet determined the method by which the standard will be adopted.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

thousands	January 30, 2016	January 31, 2015
Short-term franchisee receivables	$2,376	$9,821
Miscellaneous receivables	10,754	8,856
Long-term franchisee receivables	23,068	49,330
Other assets	1,677	2,263
Allowance for losses on short-term franchisee receivables (1)	(1,377)	(3,221)
Allowance for losses on long-term franchisee receivables (1)	(10,764)	(8,147)
Total Accounts and franchisee receivables and other assets	$25,734	$58,902

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling, general, and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. We established an allowance for losses on franchisee receivables in 2014 and 2015 based on our receivable-by-receivable assessment during the year that some of the franchisee receivables were potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able, or were unable or unwilling, to meet their debt-service and other obligations to us as they became due.

NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on Franchisee Receivables, which was established in fiscal 2014, consists of the following:

thousands	January 30, 2016	January 31, 2015
Allowance for losses on franchisee receivables, beginning of period	$11,368	$—
Expense during the period	25,426	13,055
Write off of franchisee receivables	(24,653)	(1,687)
Allowance for losses on franchisee receivables, end of period	$12,141	$11,368
NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

thousands	January 30, 2016	January 31, 2015
Customer deposits	$24,259	$30,241
Sales and other taxes	12,880	12,458
Accrued expenses	23,865	16,588
Payroll and related items	6,563	4,072
Store closing, severance and executive transition costs	1,569	—
Total Other current and long-term liabilities	$69,136	$63,359

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill
We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014.
We reviewed the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicated the carrying value of goodwill might not be recoverable. The goodwill impairment test involved a two-step process. In the first step, SHO compared the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeded its carrying value, goodwill was not impaired and no further testing was required. If the fair value of the Hometown Reporting Unit was less than its carrying value, SHO performed the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value was allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill was less than its carrying value, the difference was recorded as a non-cash impairment loss.
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

Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to change. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in fiscal 2014, which is reflected as "Impairment of goodwill" in the Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the projected corresponding impact beyond those periods.
Intangible assets
Intangible assets consist of the following:

thousands	January 30, 2016	January 31, 2015
Reacquisition rights	$6,100	$—
Less: accumulated amortization expense	(1,723)	—
Total intangible assets, net	$4,377	$—

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2015 the Company repurchased a total of 58 franchised locations. These repurchase transactions included the execution of definitive asset purchase and termination agreements which terminated the franchise agreements and sublease arrangements for those locations. These definitive agreements also required the Company to purchase store furniture, fixtures, and equipment. The franchisees of the affected locations were obligors on promissory notes payable to the Company and as part of the definitive agreements, the Company wrote-off the franchisee note receivable balances net of the value of the reacquisition rights and the value of the furniture, fixtures, and equipment that the Company purchased. Reacquisition rights were recorded at estimated fair value using the income approach.

Reacquisition rights are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets with a weighted-average amortization period of 2.3 years. Amortization expense for reacquisition rights was $1.7 million and $0 for the years ended January 30, 2016 and January 31, 2015, respectively. Amortization expense is estimated to be $2.7 million in 2016, $1.3 million in 2017, $0.3 million in 2018, and $0.1 million in 2019.
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For 2015, 2014 and 2013, no unrecognized tax benefits have been identified and reflected in the financial statements. All of our tax years remain open since the Separation.

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

As of January 28, 2012 the assets and liabilities of the Sears Hometown and Hardware and Sears Outlet businesses were owned by subsidiaries of Sears Holdings. On August 31, 2012, through a series of intercompany transactions Sears Holdings and several of its subsidiaries transferred the assets and liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses to SHO.  In connection with the intercompany transactions, for tax purposes the transferred assets and liabilities were stepped up to their estimated fair market values as of August 31, 2012, but for financial statement purposes the book value of the assets and liabilities remained unchanged at their historical cost bases. This tax adjustment related to the Separation was accounted for as an equity contribution that increased net deferred tax assets by $80.4 million reflecting the stepped-up tax basis in excess of the book basis that occurred in connection with the intercompany transactions described above, primarily for merchandise inventories, favorable leases, fixed assets, and royalty-free licenses to use the "Sears" name. In 2015, a property that was not included in the 2012 valuation was revalued to its estimated 2012 fair market value. The increase in tax basis related to this property was recorded in 2015 as an increase to deferred tax assets of $7.6 million with the offset reflected as an equity contribution. Because this non-cash adjustment only impacts the balance sheet in each of the years it was unrecorded and its impact is not material to the consolidated financial statements based on management’s assessment of SEC Staff Accounting Bulletin No. 99, this correction was recorded in 2015 and no prior periods were adjusted.

The provisions for income tax expense for 2015, 2014 and 2013 consist of the following:

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
thousands	2015	2014	2013
Income (loss) before income taxes:
U.S.	$(41,643)	$(172,829)	$58,713
Foreign	(770)	958	1,170
Total	$(42,413)	$(171,871)	$59,883
Income tax expense (benefit):
Current:
Federal	$(9,758)	$2,872	$3,808
State	605	608	1,341
Foreign	432	584	570
Total	(8,721)	4,064	5,719
Deferred:
Federal	(4,666)	(6,037)	15,859
State	(1,765)	(1,093)	2,847
Foreign	—	—	(92)
Total	$(6,431)	$(7,130)	$18,614

Income tax expense (benefit)	$(15,152)	$(3,066)	$24,333

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

	Fiscal Year Ended
	2015	2014	2013
Federal tax rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	1.8%	0.2%	4.5%
Goodwill	—%	(34.0)%	—%
Valuation allowance	(1.6)%	0.1%	0.4%
Other	0.5%	0.5%	0.7%
Effective tax rate	35.7%	1.8%	40.6%

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of the deferred tax assets and liabilities as of January 30, 2016 and January 31, 2015 are as follows:

	Fiscal Year Ended
thousands	January 30, 2016	January 31, 2015
Deferred tax assets
Bad Debts	$4,735	$4,412
Capital Leases	—	17
Deferred Compensation	1,454	548
Deferred Rent	53	2,180
Favorable Leases	529	105
Inventory	4,100	1,579
Net Operating Loss	9,873	—
Property	4,986	—
Property Taxes	179	1,108
Royalty-free License	48,513	53,023
Other	6,302	5,008
Sub-total deferred tax assets	$80,724	$67,980
Valuation allowance	(830)	(137)
Total deferred tax assets	$79,894	$67,843
Deferred tax liabilities
Property	—	(1,936)
Other	(753)	(751)
Total deferred tax liabilities	(753)	(2,687)
Net deferred tax assets	$79,141	$65,156

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. For the majority of our deferred tax assets, which are U.S. based, management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more-likely-than-not. Key considerations in this assessment include our cumulative pre-tax profit during the past three years, excluding non-deductible goodwill, and the extensive period of time available to generate future taxable income. It is reasonably possible that this belief could change in the near term requiring the establishment of additional valuation allowances which could significantly impact our operating results. A significant piece of negative evidence evaluated concerned the estimated future foreign taxable income available to use the foreign tax credit and the Puerto Rico AMT credit carryforward deferred tax assets of $1.4 million. On the basis of this analysis, for the years ended January 30, 2016 and January 31, 2015, a valuation allowance of $0.8 million and $0.1 million, respectively, was recognized to reduce this deferred tax asset since it does not meet the more-likely-than-not standard for realization. For the year ended January 30, 2016, the valuation allowance was increased by $0.7 million through tax expense due to changes in Puerto Rican law. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realization of the deferred tax asset.

At the end of 2015, we had a federal net operating loss (“NOL”) of $22.7 million which will expire in 2036. At the end of 2015 and 2014, we had state NOLs of $2.9 million and $0.3 million, respectively, which will expire between 2019 and 2036. We have credit carryforwards of $1.5 million which will expire between 2023 and 2036.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information, ESL beneficially owns approximately 51% of our outstanding shares of common stock and approximately 57% of Sears Holdings' outstanding shares of common stock.
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

•
We obtain our merchandise from Sears Holdings and other vendors. For the year ended January 30, 2016, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 82% of our total purchases of inventory from all vendors with a comparable level of purchases from Sears Holdings in 2014 and 2013. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

•
Sears Holdings provides the Company with specified corporate services. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Sears Holdings charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

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

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
thousands

Net Commissions from Sears Holdings Corporation	$91,291	$99,054	$90,085
Purchases related to cost of sales and occupancy	1,386,414	1,499,231	1,597,716
Services included in selling and administrative	88,486	96,027	115,740

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings agreements.  Amounts due to or from Sears Holding are non-interest bearing and are settled on a net basis. We generally pay undisputed amounts within 10 days after the invoice date.

During our 2015 fiscal year we paid Seritage Growth Properties $0.5 million for occupancy charges for three properties we lease from Seritage. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FINANCING ARRANGEMENT
In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). Under the Senior ABL Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. As of January 30, 2016 we had $68.3 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of January 30, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of January 30, 2016 was $176.0 million, with $5.7 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.43% at January 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at January 30, 2016.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At January 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of January 30, 2016, SHO was in compliance with all covenants under the Senior ABL Facility.
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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom formats. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The Net Sales categories include appliances, lawn and garden, tools and paint and other. The other category includes initial franchise revenue of $(0.1) million, $0.3 million and $5.5 million from Hometown in 2015, 2014 and 2013, respectively, and $0.4 million, $16.6 million and $20.1 million from Outlet in 2015, 2014 and 2013, respectively. Initial franchise revenues consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. Selling and administrative expense includes losses on franchisee notes receivables and IT transformation costs of $20.1 million, $13.0 million and $0 for Hometown in 2015, 2014 and 2013, respectively, and $16.2 million, $0.1 million and $0 for Outlet in 2015, 2014 and 2013, respectively.

	2015
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,056,175	$529,083	$1,585,258
Lawn and garden	286,222	22,166	308,388
Tools and paint	183,591	17,850	201,441
Other	104,288	88,413	192,701
Total	1,630,276	657,512	2,287,788
Costs and expenses
Cost of sales and occupancy	1,262,215	507,071	1,769,286
Selling and administrative	378,141	167,987	546,128
Depreciation	5,568	8,978	14,546
Gain on the sale of assets	—	—	—
Total	1,645,924	684,036	2,329,960
Operating income (loss)	$(15,648)	$(26,524)	$(42,172)
Total assets	$421,615	$212,218	$633,833
Capital expenditures	$4,563	$6,867	$11,430

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,056,114	$522,247	$1,578,361
Lawn and garden	316,725	22,297	339,022
Tools and paint	204,117	18,471	222,588
Other	115,421	100,641	216,062
Total	1,692,377	663,656	2,356,033
Costs and expenses
Cost of sales and occupancy	1,297,212	506,285	1,803,497
Selling and administrative	403,367	143,269	546,636
Impairment of goodwill	167,000	—	167,000
Depreciation	3,817	6,355	10,172
Gain on the sale of assets	(113)	—	(113)
Total	1,871,283	655,909	2,527,192
Operating income	$(178,906)	$7,747	$(171,159)
Total assets	$430,128	$215,594	$645,722
Capital expenditures	$3,046	$9,803	$12,849

	2013
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,160,894	$478,435	$1,639,329
Lawn and garden	319,725	23,743	343,468
Tools and paint	213,575	14,674	228,249
Other	117,325	93,191	210,516
Total	1,811,519	610,043	2,421,562
Costs and expenses
Cost of sales and occupancy	1,389,627	453,791	1,843,418
Selling and administrative	396,073	110,557	506,630
Depreciation	6,321	5,685	12,006
Gain on the sale of assets	—	(1,567)	(1,567)
Total	1,792,021	568,466	2,360,487
Operating income	$19,498	$41,577	$61,075
Total assets	$632,437	$214,748	$847,185
Capital expenditures	$3,731	$6,973	$10,704

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 —QUARTERLY FINANCIAL DATA (UNAUDITED)

Revision of Prior Period Interim Financial Statements
In the fourth quarter of 2015, the Company reevaluated and identified an error in its accounting for the previously announced IT transformation project that began in the first quarter of 2015. This error was identified by considering the existing literature in ASC 350-40, “Goodwill - Intangibles and Other - Internal - Use Software,” and the recently issued FASB update, ASU 2015-05, “Intangibles -- Goodwill and Other - Internal Use Software, Customer's Accounting For Fees Paid in a Cloud Computing Arrangement.” Based on this evaluation the Company determined that the IT transformation costs are more appropriately accounted for under a service model, where costs are expensed as services are provided rather than capitalized.
Accordingly, in the fourth quarter of 2015, the Company corrected its accounting by expensing $6.3 million of IT transformation costs that had been previously capitalized during the first three quarters of 2015. Transformation costs capitalized in each of the first, second and third quarters in the year ended January 30, 2016 were $1.2 million, $2.7 million and $2.4 million respectively; no similar costs were incurred in prior years. In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, the Company assessed the materiality of these errors and determined that for each of the quarters in the year ended January 30, 2016 the errors were immaterial.

The Company further assessed the materiality of these errors to each of its previously reported 2015 interim financial statements in accordance with the SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and concluded that the errors were not material to any of those periods as previously reported. The Company also concluded that, had the errors been restated within the fourth quarter of 2015, the impact of such adjustments could potentially be material to that period. As such, the following tables reflect the correction of our unaudited quarterly consolidated statements of operations and certain balance sheet and cash flow amounts for the periods indicated.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 30, 2016
	First Quarter (three months ended May 2, 2015)			Second Quarter (three months ended August 1, 2015)			Third Quarter (three months ended October 31, 2015)			Fourth Quarter (three months ended January 30, 2016)
thousands, except per share amounts	As reported	Change	Restated	As reported	Change	Restated	As reported	Change	Restated
NET SALES	$582,769	$—	$582,769	$619,610	$—	$619,610	$547,143	$—	$547,143	$538,266
COSTS AND EXPENSES
Cost of sales and occupancy	442,410	—	442,410	478,250	—	478,250	429,361	—	429,361	419,265
Selling and administrative	134,502	1,208	135,710	136,223	2,697	138,920	123,030	2,379	125,409	146,089
Depreciation	1,861	—	1,861	2,164	—	2,164	2,221	50	2,271	8,250
Total costs and expenses	578,773	1,208	579,981	616,637	2,697	619,334	554,612	2,429	557,041	573,604
Operating income (loss)	3,996	(1,208)	2,788	2,973	(2,697)	276	(7,469)	(2,429)	(9,898)	(35,338)
Interest expense	(781)	—	(781)	(614)	—	(614)	(587)	—	(587)	(844)
Other income	682	—	682	560	—	560	721	—	721	622
Income (loss) before income taxes	3,897	(1,208)	2,689	2,919	(2,697)	222	(7,335)	(2,429)	(9,764)	(35,560)
Income tax benefit (expense)	(1,747)	350	(1,397)	(1,409)	782	(627)	3,517	704	4,221	12,955
NET INCOME (LOSS)	$2,150	$(858)	$1,292	$1,510	$(1,915)	$(405)	$(3,818)	$(1,725)	$(5,543)	$(22,605)
NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.09	$(0.03)	$0.06	$0.07	$(0.09)	$(0.02)	$(0.17)	$(0.07)	$(0.24)	$(1.00)
Diluted:	$0.09	$(0.03)	$0.06	$0.07	$(0.09)	$(0.02)	$(0.17)	$(0.07)	$(0.24)	$(1.00)

Basic weighted average common shares outstanding	22,666	—	22,666	22,666	—	22,666	22,666	—	22,666	22,666
Diluted weighted average common shares outstanding	22,666	—	22,666	22,666	—	22,666	22,666	—	22,666	22,666

	Fiscal Year Ended January 30, 2016
	First Quarter (as of May 2, 2015)			Second Quarter (as of August 1, 2015)			Third Quarter (as of October 31, 2015)			Fourth Quarter (as of January 30, 2016)
thousands, except per share amounts	As reported	Change	Restated	As reported	Change	Restated	As reported	Change	Restated
PROPERTY AND EQUIPMENT, net	$50,613	$(1,208)	$49,405	$52,841	$(3,905)	$48,936	$59,207	$(6,334)	$52,873	$49,315
TOTAL ASSETS	655,270	(1,208)	654,062	636,039	(3,905)	632,134	660,258	(6,334)	653,924	633,833
LIABILITIES
CURRENT LIABILITIES
Other current liabilities	73,119	(350)	72,769	76,887	(1,132)	75,755	61,695	(1,836)	59,859	66,466
Total current liabilities	229,100	(350)	228,750	208,228	(1,132)	207,096	236,075	(1,836)	234,239	228,654
TOTAL LIABILITIES	231,241	(350)	230,891	210,492	(1,132)	209,360	238,366	(1,836)	236,530	231,324
TOTAL STOCKHOLDERS' EQUITY	424,029	(858)	423,171	425,547	(2,773)	422,774	421,892	(4,498)	417,394	402,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	655,270	(1,208)	654,062	636,039	(3,905)	632,134	660,258	(6,334)	653,924	633,833

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter (three months ended May 2, 2015)			Second Quarter (six months ended August 1, 2015)			Third Quarter (nine months ended October 31, 2015)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,150	$(858)	$1,292	$3,660	$(2,773)	$887	$(158)	$(4,498)	$(4,656)
Depreciation	1,861	—	1,861	2,164	—	2,164	6,246	50	6,296
Other operating liabilities	10,383	(350)	10,033	13,181	(1,132)	12,049	3,756	(1,836)	1,920
Net cash provided by operating activities	63,825	(1,208)	62,617	84,092	(3,905)	80,187	52,519	(6,284)	46,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,078)	1,208	(870)	(6,448)	3,905	(2,543)	(13,426)	6,284	(7,142)
Net cash used in investing activities	(2,078)	1,208	(870)	(6,448)	3,905	(2,543)	(13,426)	6,284	(7,142)

	Fiscal Year Ended January 31, 2015
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$589,854	$638,693	$565,147	$562,339
COSTS AND EXPENSES
Cost of sales and occupancy	445,955	491,604	430,085	435,853
Selling and administrative	135,279	139,226	139,766	132,365
Impairment of goodwill	—	—	167,000	—
Depreciation	2,288	2,067	2,035	3,782
Gain on the sale of assets	—	—	(155)	42
Total costs and expenses	583,522	632,897	738,731	572,042
Operating income (loss)	6,332	5,796	(173,584)	(9,703)
Interest expense	(934)	(905)	(915)	(1,107)
Other income	680	798	888	783
Income (loss) before income taxes	6,078	5,689	(173,611)	(10,027)
Income tax benefit (expense)	(2,399)	(2,329)	2,401	5,393
NET INCOME (LOSS)	$3,679	$3,360	$(171,210)	$(4,634)

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.16	$0.15	$(7.55)	$(0.20)
Diluted:	$0.16	$0.15	$(7.55)	$(0.20)

Basic weighted average common shares outstanding	22,666	22,666	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666	22,666	22,666

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually and in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations or cash flows.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period. Diluted income (loss) per common share also includes the dilutive effect of potential common shares.

The following table sets forth the components used to calculate basic and diluted income (loss) per common share attributable to our stockholders.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
thousands except income per common share
Basic weighted average shares	22,666	22,666	22,984
Dilutive effect of restricted stock	—	—	5
Diluted weighted average shares	22,666	22,666	22,989

Net income (loss)	$(27,261)	$(168,805)	$35,550

Income (loss) per common share:

Basic	$(1.20)	$(7.45)	$1.55
Diluted	$(1.20)	$(7.45)	$1.55

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — EQUITY
Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015. All of the eligible individuals were employees of the Company at the time of the grants. As of January 30, 2016, 47,263 shares of the original grant of 89,221 shares of restricted stock had been forfeited. During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of January 30, 2016, 28,237 stock units had been forfeited. The estimated amount due related to the stock units of $0.3 million is included in other current liabilities at January 30, 2016. We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the 103,221 shares of restricted stock and the 159,475 stock units, the Company has made no grants or awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the fiscal year we recorded $(0.1) million in total compensation expense for the remaining 55,958 shares of restricted stock, including the reversal of approximately $0.7 million of compensation expense related to severance and executive transition costs, and $0.3 million in total compensation expense for the remaining 131,238 stock units (none of which had vested as of January 30, 2016). At January 30, 2016 we had $0.3 million in total unrecognized compensation cost related to the remaining non-vested restricted stock, which cost we expect to recognize over approximately the next two years. At January 30, 2016, we had $0.7 million in total unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over approximately the next two years.

The remaining 41,958 shares of restricted stock originally granted will vest, if at all, on May 16, 2016, and 14,000 shares of restricted stock granted in 2015 will vest, if at all, on July 10, 2017, in accordance with and subject to the terms and conditions of restricted-stock agreements (including forfeiture conditions) and the Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. Changes in restricted-stock awards for 2015 were as follows:

	52 Weeks Ended January 30, 2016
(Shares in thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	70	$44.45
Granted	14	9.38
Vested	—	—
Forfeited	(28)	44.45
Balance at 1/30/2016	56	$35.68

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. Shares that are repurchased by the Company pursuant to the repurchase program are retired and resume the status of authorized and unissued shares of common stock. During the third quarter of 2013 the Company adopted a Rule 10b5-1 plan that terminated on December 6, 2013. At January 30, 2016 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No shares were repurchased during fiscal years 2015 and 2014. During the 2013 fiscal year we repurchased 434,398 shares of our common stock at a total cost of $12.5 million. Our repurchases for the fiscal year ended February 1, 2014 were made at an average price of $28.83. We account for the repurchased and retired shares by reducing par value and capital in excess of par value up to the per share amount recorded in connection with the Separation, with the excess repurchase price recorded as a reduction to retained earnings. At January 30, 2016 we had $12.5 million of remaining authorization under the repurchase program.
NOTE 14—DEFINED CONTRIBUTION PLAN

We sponsor a Sears Hometown and Outlet Stores, Inc. 401(k) savings plan for employees meeting service-eligibility requirements. The Company offers a discretionary match contribution. The expense related to the savings plan has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits during the years that employees render service.
Expenses for the retirement savings plan were as follows:

thousands	2015	2014	2013
401(k) Savings Plan	$905	$1,137	$289

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores, Inc. (the "Company") as of January 30, 2016 and January 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 30, 2016 and January 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Chicago, Illinois
March 31, 2016

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the company's fourth fiscal quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 30, 2016, with the participation of our principal executive and principal financial officers. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management's assessment, management believes that as of January 30, 2016, the Company’s internal controls over financial reporting were effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of January 30, 2016 has been audited by BDO USA, LLP as stated in their Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the internal control over financial reporting of Sears Hometown and Outlet Stores, Inc. (the "Company") as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management’s Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 30, 2016 and January 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016 and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Chicago, Illinois
March 31, 2016

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors," "Corporate Governance-Director Independence," "Audit Committee Financial Experts," and "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance" of the 2016 Proxy Statement and is incorporated herein by reference.
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
During the Company's 2015 fiscal year there were no changes to the process by which stockholders may recommend nominees to the Board of Directors.

Item 11.	Executive Compensation
Information regarding executive and director compensation is incorporated herein by reference to information under the headings "Item 1-Election of Directors-Executive Compensation," "Item 1-Election of Directors-Compensation of Directors," and "Item 1-Election of Directors-Executive Compensation-Compensation Committee Report" of the 2016 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "Item 1-Election of Directors-Compensation Committee Report" of the 2016 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1-Election of Directors-Amount and Nature of Beneficial Ownership" of the 2016 Proxy Statement.

Equity Compensation Plan Information
The below table reflects information, as of January 30, 2016, about securities authorized for issuance under our equity compensation plans.

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
(2) Represents shares of common stock that may be issued pursuant to the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan. Awards under the plan may be in the form of restricted stock, stock units representing rights to receive cash or shares of our common stock, stock options, stock appreciation rights, and other awards. The amount reported excludes 55,958 shares of restricted stock that were outstanding as of January 30, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions with Sears Holdings, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to information under the headings "Certain Relationships and Transactions" and "Corporate Governance" in the 2016 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 3-Ratification of Appointment of Independent Registered Public Accounting Firm — Independent Registered Accounting Firm Fees" of the 2016 Proxy Statement.

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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* William A. Powell William A. Powell	Director, Chief Executive Officer and President (principal executive officer)	March 31, 2016

* E.J. Bird E.J. Bird	Chairman of the Board of Directors	March 31, 2016

* William K. Phelan William K. Phelan	Director	March 31, 2016

* James F. Gooch James F. Gooch	Director	March 31, 2016

* David B. Robbins David B. Robbins	Director	March 31, 2016

* Josephine Linden Josephine Linden	Director	March 31, 2016

/S/Ryan D. Robinson * Ryan D. Robinson		March 31, 2016

as Attorney-in-fact

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).
3.2
Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

3.3	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed December 9, 2013 (File No. 001-35641)).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.1
Separation Agreement between Sears Holdings Corporation and Registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.2
Amendment No. 1 to Separation Agreement between Registrant and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

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

10.6
Amendment No. 1 to Store License Agreement (Outlet) between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated December 9, 2013 (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-35641)).

10.7
Trademark License Agreement between Sears, Roebuck and Co. and Registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.8(1)
Merchandising Agreement between Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and Registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.9(1)
Amendment No. 1 to Merchandising Agreement between (i) Sears, Roebuck and Co. and Kmart Corporation and (ii) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated July 5, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 (File No. 001-35641)).

10.10(1)
Amendment No. 2 to Merchandising Agreement between (i) Sears, Roebuck and Co. and Kmart Corporation and (ii) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated December 9, 2013 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.11
Amendment No. 3 to Merchandising Agreement between (i) Sears, Roebuck and Co. and Kmart Corporation and (ii) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated May 11, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2015 (File No. 001-35641)).

10.12
Services Agreement between Sears Holdings Management Corporation and Registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.13
Amendment No. 1 to Services Agreement between Registrant and Sears Holdings Management Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.14
Amendment No. 2 to Services Agreement between Registrant and Sears Holdings Management Corporation dated April 23, 2014 (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-35641)).

10.15
Amendment No. 3 to Services Agreement between Registrant and Sears Holdings Management Corporation dated March 11, 2015 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).

10.16(1)
Retail Establishment Agreement between Sears Holdings Management Corporation and Registrant (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.17
Tax Sharing Agreement between Sears Holdings and Registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.18
Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated as of August 31, 2012 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.19
Statement of Work #1 to Employee Transition and Administrative Services Agreement between (i) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (ii) Sears Holdings Management Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.20
Supplemental Agreement between Registrant and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.21(3)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.22(3)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.23(3)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.24(3)
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the 52 weeks ended January 31, 2015 (File No. 001-35641)).

10.25(3)
Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.26 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 000-51217)).

10.26(3)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
10.27(2)(3)	Form of Amended and Restated Executive Severance Agreement.
10.28	Form of Cash Retention Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 21, 2015 (File No. 001-35641)).
10.29	Form of Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 15, 2015 (File No. 001-35641)).
10.30(3)
Form of Executive Severance/Non-Compete Agreement (incorporated by reference to Exhibit 10.5 to Sears Holdings Corporation's Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 (File No. 000-51217)).

10.31(3)
Amended and Restated Executive Severance Agreement dated July 1, 2015 between Registrant and William A. Powell (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.32(3)
Executive Severance Agreement dated June 10, 2014 between Registrant and Ryan D. Robinson (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.33(3)	Letter agreement between Registrant and W. Bruce Johnson dated August 28, 2012 (incorporated by reference to Exhibit 10.18 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.34(3)
Letter agreement between Registrant and William A. Powell dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641).

10.35(3)	Letter agreement between Registrant and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.36(3)	Letter agreement between Registrant and David Buckley dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641).
10.37(2)(3)	Letter agreement between Registrant and Michael Gray dated October 10, 2012.
10.38(3)
Letter agreement between Registrant and Ryan D. Robinson, dated June 10, 2014 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.39(3)
Executive Severance/Non-Compete Agreement dated February 14, 2006 between Sears Holdings Corporation and its affiliates and subsidiaries and W. Bruce Johnson (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the 52 weeks ended January 31, 2015 (File No. 001-35641)).

10.40
Credit Agreement, dated as of October 11, 2012, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, as borrowers; Registrant, as parent; Bank of America, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto, as lenders; CIT Finance LLC, as Syndication Agent; and Barclays Bank PLC, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641)).

10.41
First Amendment to Credit Agreement, dated August 29, 2013, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, as borrowers, Registrant, as parent and a guarantor, Troy Coolidge No. 6, LLC, as a guarantor, Bank of America, N.A., as Agent, Swing Line Lender, and L/C Issuer, and other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed August 30, 2013 (File No. 001-35641)).

10.42
Guaranty and Security Agreement, dated as of October 11, 2012, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 15, 2012 (File No. 001-35641)).

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).
23(2)	Consent of BDO USA, LLP.
24(2)	Powers of Attorney.
31.1(2)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(2)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(4)
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014; (ii) the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (iii) the Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014; (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014; and (v) the Notes to the Consolidated Financial Statements.

(1)
The Securities and Exchange Commission granted confidential treatment for the omitted portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

(2)	Filed herewith.

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

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