Form 10-Q
period 2016-04-30
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2016-06-03
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2016, the registrant had 22,718,800 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April 30, 2016 and May 2, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	April 30, 2016	May 2, 2015
NET SALES	$536,981	$582,769
COSTS AND EXPENSES
Cost of sales and occupancy	420,790	442,410
Selling and administrative	117,992	135,710
Depreciation and amortization	3,257	1,861
Total costs and expenses	542,039	579,981
Operating (loss) income	(5,058)	2,788
Interest expense	(766)	(781)
Other income	397	682
(Loss) income before income taxes	(5,427)	2,689
Income tax benefit (expense)	1,857	(1,397)
NET (LOSS) INCOME	$(3,570)	$1,292

NET (LOSS) INCOME PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.16)	$0.06
Diluted:	$(0.16)	$0.06

Basic weighted average common shares outstanding	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666

See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	April 30, 2016	May 2, 2015	January 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,703	$27,393	$18,244
Accounts and franchisee receivables, net	10,961	20,422	11,753
Merchandise inventories	430,416	438,895	434,846
Prepaid expenses and other current assets	23,119	19,220	22,176
Total current assets	487,199	505,930	487,019
PROPERTY AND EQUIPMENT, net	50,450	49,405	49,315
INTANGIBLE ASSETS, net	3,302	—	4,377
LONG-TERM DEFERRED TAXES	76,666	56,209	79,141
OTHER ASSETS, net	13,429	42,518	13,981
TOTAL ASSETS	$631,046	$654,062	$633,833
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$32,000	$30,000	$68,300
Payable to Sears Holdings Corporation	103,150	101,156	54,126
Accounts payable	31,214	24,825	39,762
Other current liabilities	62,985	72,769	66,466
Total current liabilities	229,349	228,750	228,654
OTHER LONG-TERM LIABILITIES	2,708	2,141	2,670
TOTAL LIABILITIES	232,057	230,891	231,324
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	398,989	423,171	402,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$631,046	$654,062	$633,833
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
Thousands	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,570)	$1,292
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,257	1,861
Share-based compensation	50	(407)
Deferred income taxes	2,475	55
(Recoveries) provision for losses on franchisee receivables	(232)	364
Change in operating assets and liabilities:
Accounts and franchisee receivables	1,437	(4,567)
Merchandise inventories	4,430	3,848
Payable to Sears Holdings Corporation	49,024	40,067
Accounts payable	(8,548)	9,937
Customer deposits	(169)	1,518
Other operating assets	(1,830)	(1,384)
Other operating liabilities	(3,359)	10,033
Net cash provided by operating activities	42,965	62,617
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,290)	(870)
Net cash used in investing activities	(2,290)	(870)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from capital lease obligations	84	—
Net short-term payments	(36,300)	(54,100)
Net cash used in financing activities	(36,216)	(54,100)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,459	7,647
CASH AND CASH EQUIVALENTS—Beginning of period	18,244	19,746
CASH AND CASH EQUIVALENTS—End of period	$22,703	$27,393
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$782	$834
Cash refunded for income taxes	$(2,291)	$(5,015)
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net income		—	—	1,292	1,292
Share-based compensation		—	(407)	—	(407)
Balance at May 2, 2015	22,736	$227	$547,481	$(124,537)	$423,171

Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
Net loss		—	—	(3,570)	(3,570)
Share-based compensation	(3)	—	50	—	50
Balance at April 30, 2016	22,719	$227	$555,422	$(156,660)	$398,989
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of April 30, 2016 the Company or its dealers and franchisees operated a total of 1,145 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, and thereafter our common stock began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the first quarter ended April 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "2015 10-K").
We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Our first fiscal-quarter end is the Saturday closest to April 30 each year.  Our fiscal-year end is the Saturday closest to January 31 each year.
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
On an ongoing basis the Company evaluates its business relationships, such as those with its independent dealers, independent franchisees, and suppliers, to identify potential variable interest entities. Generally, these businesses either qualify for a scope exception under the consolidation guidance or, where a variable interest exists, the Company does not possess the power to direct the activities that most significantly impact the economic performance of these businesses. The Company has not consolidated any of such entities in the periods presented.
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
Cash and cash equivalents, merchandise payables, accrued expenses (level 1), accounts and notes receivable, and short-term debt (level 2) are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a nonrecurring basis.

The Company was not required to measure any other significant non-financial asset or liability at fair value as of April 30, 2016.
Recent Accounting Pronouncements
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

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. As permitted, the Company early adopted this update prospectively beginning in the fourth quarter of fiscal 2015. As discussed in Note 10 to the audited consolidated financial statements in the Company’s 2015 Form 10-K, in the fourth quarter of 2015, the Company reevaluated its accounting for the previously announced IT transformation project that began in the first quarter of 2015, by considering the existing literature in ASC 350-40, “Goodwill - Intangibles and Other - Internal - Use Software,” and the recently issued FASB update, ASU 2015-05, “Intangibles -- Goodwill and Other - Internal Use Software, Customer's Accounting For Fees Paid in a Cloud Computing Arrangement.” Based on this evaluation the Company determined that the IT transformation costs are accounted for under a service model, where costs are expensed as services are provided rather than capitalized.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accordingly, in the fourth quarter of 2015, the Company expensed $6.3 million of IT transformation costs that had been previously capitalized during the first three quarters of 2015. Transformation costs capitalized in each of the first, second and third quarters in the year ended January 30, 2016 were $1.2 million, $2.7 million and $2.4 million respectively; no similar costs were incurred in prior years. In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, the Company assessed the materiality of these items and determined that for each of the quarters in the year ended January 30, 2016 the items were immaterial.

The unaudited quarterly condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 2, 2015 and the condensed consolidated balance sheet as of May 2, 2015 reflect the changes as disclosed in Note 10 to the audited consolidated financial statements in the Company’s 2015 Form 10-K.

Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The Company continued to report unamortized debt issuance costs related to the Senior ABL Facility of $1.0 million, $1.6 million and $1.1 million at April 30, 2016, May 2, 2015 and January 30, 2016, respectively, within other assets.

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
NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	April 30, 2016	May 2, 2015	January 30, 2016
Short-term franchisee receivables	$2,197	$10,378	$2,376
Miscellaneous receivables	9,985	13,200	10,754
Long-term franchisee receivables	21,302	48,266	23,068
Other assets	1,540	2,050	1,677
Allowance for losses on short-term franchisee receivables (1)	(1,221)	(3,156)	(1,377)
Allowance for losses on long-term franchisee receivables (1)	(9,413)	(7,798)	(10,764)
Total Accounts and franchisee receivables and other assets	$24,390	$62,940	$25,734

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable.

NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on Franchisee Receivables consists of the following:

	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
Thousands	April 30, 2016	May 2, 2015	January 30, 2016
Allowance for losses on franchisee receivables, beginning of period	$12,141	$11,368	$11,368
Expense (recoveries) during the period	(232)	364	25,426
Write off of franchisee receivables	(1,275)	(778)	(24,653)
Allowance for losses on franchisee receivables, end of period	$10,634	$10,954	$12,141
NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	April 30, 2016	May 2, 2015	January 30, 2016
Customer deposits	$24,090	$31,758	$24,259
Sales and other taxes	13,254	15,855	12,880
Accrued expenses	22,114	20,574	23,865
Payroll and related items	5,079	4,685	6,563
Severance and executive transition costs	1,156	2,038	1,569
Total Other current and long-term liabilities	$65,693	$74,910	$69,136

NOTE 5—INTANGIBLE ASSETS
Intangible assets consist of the following:

Thousands	April 30, 2016	May 2, 2015	January 30, 2016
Reacquisition rights	$6,100	$—	$6,100
Less: accumulated amortization expense	(2,798)	—	(1,723)
Total Intangible assets, net	$3,302	$—	$4,377

In the fourth quarter of 2015 the Company repurchased a total of 58 franchised locations. In the first quarter of 2016 the Company repurchased 9 franchised locations.These repurchase transactions included the execution of definitive asset purchase and termination agreements which terminated the franchise agreements and sublease arrangements for those locations. These definitive agreements also required the Company to purchase store furniture, fixtures, and equipment. The franchisees of the affected locations were obligors on promissory notes payable to the Company and as part of the definitive agreements, the Company wrote-off the franchisee note receivable balances net of the value of the reacquisition rights and the value of the furniture, fixtures, and equipment that the Company purchased. Reacquisition rights were recorded at estimated fair value using the income approach.

Reacquisition rights are definite-life assets and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets with a weighted-average amortization period of 2.3 years. Amortization expense for reacquisition rights was $1.1 million and $0 for the quarters ended April 30, 2016 and May 2, 2015, respectively. Amortization expense is estimated to be $1.6 million for the remainder of 2016, $1.3 million in 2017, $0.3 million in 2018, and $0.1 million in 2019.
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 weeks ended April 30, 2016 and May 2, 2015, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of April 30, 2016 the Company's net deferred tax asset balance was $76.7 million compared to $65.1 million as of May 2, 2015 and $79.1 million as of January 30, 2016. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. For the majority of our deferred tax assets, which are U.S. based, management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more-likely-than-not. Key considerations in this assessment include our cumulative pre-tax profit during the past three years, excluding non-deductible goodwill, and the extensive period of time available to generate future taxable income. It is reasonably possible that this belief could change in the near term requiring the establishment of additional valuation allowances which could significantly impact our operating results. A significant piece of negative evidence evaluated concerned the estimated future foreign taxable income available to use the foreign tax credit and the Puerto Rico AMT credit carryforward deferred tax assets of $1.4 million. The valuation allowance to reduce this deferred tax asset since it does not meet the more-likely-than-not standard for realization as of April 30, 2016, May 2, 2015 and January 30, 2016 was $0.8 million, $0.1 million and $0.8 million, respectively. In the event that the Company does not achieve its forecasted results for the remainder of the fiscal year, additional valuation allowances may be required. We will continue to evaluate our valuation allowance during the remainder of the fiscal year for any change in circumstances that causes a change in judgment about the realization of the deferred tax asset.

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates (collectively, "ESL") beneficially own approximately 51% of our outstanding shares of common stock and approximately 50% of Sears Holdings' outstanding shares of common stock.
SHO and Sears Holdings have entered into various agreements (the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for terms changes agreed to after the Separation that have been approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company engages in frequent discussions, and seeks to resolve disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details are not addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Some of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. On May 11, 2016 SHO and Sears Holdings entered into amendments to most of the SHO-Sears Holdings Agreements. See Note 13.
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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended
	April 30, 2016	May 2, 2016
Thousands
Net Commissions from Sears Holdings	$21,574	$24,396
Purchases related to cost of sales and occupancy	313,534	359,354
Services included in selling and administrative	21,448	23,378

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the next sentence, are settled on a net basis and have payment terms of 10 days after the invoice date. Effective May 1, 2016 through July 31, 2016 an early-payment discount of 37 basis points will be applied to invoices if paid on 3-day terms, and after that period the early-payment terms will be applicable if both parties agree.

We recorded occupancy payments of $0.2 million and $0 for the first quarters of 2016 and 2015, respectively to Seritage Growth Properties. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 8—FINANCING ARRANGEMENT

As of April 30, 2016 we had $32.0 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the "Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of April 30, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of April 30, 2016 was $212.3 million, with $5.7 million of letters of credit outstanding under the facility.

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.44% at April 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at April 30, 2016.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At April 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of April 30, 2016, SHO was in compliance with all covenants under the Senior ABL Facility.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $(0.2) million and $0.5 million for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively). Initial franchise revenue consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	13 Weeks Ended April 30, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$230,934	$142,048	$372,982
Lawn and garden	78,417	4,688	83,105
Tools and paint	36,117	4,614	40,731
Other	21,111	19,052	40,163
Total	366,579	170,402	536,981
Costs and expenses
Cost of sales and occupancy	284,138	136,652	420,790
Selling and administrative	80,853	37,139	117,992
Depreciation and amortization	1,569	1,688	3,257
Total	366,560	175,479	542,039
Operating income (loss)	$19	$(5,077)	$(5,058)
Total assets	$421,801	$209,245	$631,046
Capital expenditures	$1,306	$984	$2,290

	13 Weeks Ended May 2, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$254,912	$140,765	$395,677
Lawn and garden	89,976	4,431	94,407
Tools and paint	42,312	4,331	46,643
Other	23,460	22,582	46,042
Total	410,660	172,109	582,769
Costs and expenses
Cost of sales and occupancy	311,087	131,323	442,410
Selling and administrative	94,622	41,088	135,710
Depreciation and amortization	653	1,208	1,861
Total	406,362	173,619	579,981
Operating income (loss)	$4,298	$(1,510)	$2,788
Total assets	$459,479	$194,583	$654,062
Capital expenditures	$153	$717	$870

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

NOTE 11— INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period. There was no dilutive effect of potential common shares.

The following table sets forth the components used to calculate basic and diluted income (loss) per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended
	April 30, 2016	May 2, 2015
Thousands except loss per common share
Basic and diluted weighted average shares	22,666	22,666

Net (loss) income	$(3,570)	$1,292

(Loss) income per common share:

Basic and diluted	$(0.16)	$0.06

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015. All of the eligible individuals were employees of the Company at the time of the grants. As of April 30, 2016, 50,023 shares of the original grant of 89,221 shares of restricted stock had been forfeited.

During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of April 30, 2016, 28,237 stock units had been forfeited.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first quarter of 2016, we recorded $0.1 million in total compensation expense for the remaining 53,198 shares of restricted stock and 131,238 stock units (none of which had vested as of April 30, 2016). At April 30, 2016 we had $0.1 million in total unrecognized compensation cost related to the remaining non-vested restricted stock, which cost we expect to recognize over the next year. At April 30, 2016, we had $0.6 million in total unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over approximately the next two years.

On May 16, 2016 39,198 shares of restricted stock vested in accordance with the terms and conditions of restricted-stock agreements and the Plan. The remaining 14,000 shares of restricted stock will vest, if at all, on July 10, 2017 in accordance with and subject to the terms and conditions of restricted-stock agreements (including forfeiture conditions) and the Plan. The fair value of these awards is equal to the market price of our common stock on the date of grant. Changes in restricted-stock awards for 2015 were as follows:

	13 Weeks Ended April 30, 2016
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	56	$35.68
Granted	—	—
Vested	—	—
Forfeited	(3)	44.45
Balance at 4/30/2016	53	$35.22

    The remaining 131,238 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At April 30, 2016, the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 13 weeks ended April 30, 2016. At April 30, 2016, we had approximately $12.5 million of remaining authorization under the repurchase program.
NOTE 13—SUBSEQUENT EVENTS
On May 11, 2016 the Company and Sears Holdings executed and delivered to each other amendments to the SHO-Sears Holdings Agreements including an amendment to the Merchandising Agreement (the "Merchandising Amendment").  The Merchandising Amendment provides that (a) SHO will pay Sears Holdings $0.6 million and SHO waives claims against Sears Holdings relating to product repair claims and (b) Sears Holdings waives claims against SHO relating to alleged KCD warranty fee underpayments and other IT and service-order transfer related claims.  In accordance with the Merchandising Amendment, amounts previously recorded that related to the disputed matters were adjusted resulting in a $2.8 million reduction to cost of sales and occupancy expenses.
On May 19, 2016 the Company entered into a definitive Purchase and Sale Agreement to sell a property held for sale and included in Property and Equipment, Net in the Condensed Consolidated Balance Sheet as of April 30, 2016 (as described in Note 1 to the 2015 10-K). The expected sales price of the property is $27.3 million and its carrying value was $1.1 million as of April 30, 2016. Accordingly, net of selling costs, the Company expects to record a gain on sale of approximately $25.7 million, which will be recorded in the second quarter of fiscal 2016 when the sale is completed in accordance with the terms and conditions of the Purchase and Sale Agreement.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "2015 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of April 30, 2016, we or our dealers and franchisees operated a total of 1,145 stores across all 50 states, Puerto Rico, and Bermuda. In the first quarter of 2016, the Company opened two new stores and closed 17 stores.
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

As of April 30, 2016 Hometown consisted of 986 stores as follows:

•
852 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
47 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	87 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of April 30, 2016, Hometown consisted of 845 dealer-operated stores, 63 franchisee-operated stores, and 78 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.
As of April 30, 2016, 38 of the Company's 159 Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

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
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. During the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension continued in effect during the first quarter of 2016. Initial franchise revenues, which include the net gain or loss on related transfers of assets to franchisees, were ($0.2) million in the first quarter of 2016 and $0.5 million in the first quarter of 2015.

	13 Weeks Ended
Thousands	April 30, 2016	May 2, 2015
Hometown	$—	$(6)
Outlet	(200)	496
Total initial franchise revenues	$(200)	$490

Amendments to Agreements with Sears Holdings
On May 11, 2016 the Company and Sears Holdings executed and delivered to each other amendments to most of the SHO-Sears Holdings Agreements including an amendment to our Merchandising Agreement with Sears Holdings (the "Merchandising Amendment"). The Merchandising Amendment provides that (a) SHO will pay Sears Holdings $0.6 million and SHO waives claims against Sears Holdings relating to product repair claims and (b) Sears Holdings waives claims against SHO relating to alleged KCD warranty fee underpayments and other IT and service-order transfer related claims. The net benefit to SHO of the Merchandising Amendment is $2.8 million, which amount (the "Merchandising Net Benefit") we recorded in the first quarter of 2016 as a reduction to cost of sales and occupancy expenses. For additional information regarding the amendments to the SHO-Sears Holdings Agreements see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2016 (File No. 001-35641).

Shared Vendor Funds
In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the first quarter of 2016 Sears Holdings' subsidy collections were higher compared to the first quarter of 2015 and SHO's portion of the collected subsidies during the first quarter of 2016 were favorably impacted by $4.3 million. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the first quarter of 2016 Sears Holdings earned higher cash discounts compared to the first quarter of 2015, and SHO's portion of the earned cash discounts during the first quarter of 2016 were favorably impacted by $1.5 million. Sears Holdings is responsible for the collection of the merchandise subsidies that it has

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

negotiated with its merchandise vendors, and Sears Holdings determines the extent to which it will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings and SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same, or continue to increase. If SHO's portion of merchandise subsidies collected by Sears Holdings were to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. See Note 10 to the Consolidated Financial Statements included in the 2015 10-K for our quarterly financial results (unaudited) for our 2015 and 2016 fiscal years.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 weeks ended April 30, 2016 and May 2, 2015.

	13 Weeks Ended
Thousands	April 30, 2016	May 2, 2015
NET SALES	$536,981	$582,769
COSTS AND EXPENSES
Cost of sales and occupancy	420,790	442,410
Gross margin dollars	116,191	140,359
Margin rate	21.6%	24.1%
Selling and administrative	117,992	135,710
Selling and administrative expense as a percentage of net sales	22.0%	23.3%
Depreciation and amortization	3,257	1,861
Total costs and expenses	542,039	579,981
Operating (loss) income	(5,058)	2,788
Interest expense	(766)	(781)
Other income	397	682
(Loss) income before income taxes	(5,427)	2,689
Income tax benefit (expense)	1,857	(1,397)
NET (LOSS) INCOME	$(3,570)	$1,292
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
13 Weeks Ended April 30, 2016 and May 2, 2015

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended
Thousands	April 30, 2016	May 2, 2015
Net (loss) income	$(3,570)	$1,292
Income tax (benefit) expense	(1,857)	1,397
Other income	(397)	(682)
Interest expense	766	781
Operating (loss) income	(5,058)	2,788
Depreciation and amortization	3,257	1,861
Severance and executive transition costs	—	1,371
Initial franchise revenues net of provision for losses	(32)	(126)
IT transformation investments	$3,150	$1,460
Adjusted EBITDA	$1,317	$7,354

13-Week Period Ended April 30, 2016 Compared to the 13-Week Period Ended May 2, 2015
Net Sales

Net sales in the first quarter of 2016 decreased $45.8 million, or 7.9%, to $537.0 million from the first quarter of 2015. This decrease was driven primarily by (1) the impact of closed stores (net of new store openings), (2) a 2.8% decrease in comparable store sales, (3) lower online commissions from Sears Holdings ($2.6 million in the first quarter of 2016 compared to $4.0 million in the first quarter of 2015), and (4) lower protection agreements sales.

Comparable store sales were down 2.6% and 3.1% in Hometown and Outlet, respectively. The consolidated comparable store sales decrease of 2.8% was primarily due to (1) lower Hometown home appliances sales resulting from a change in promotional pricing strategy to improve our gross margin in an aggressive promotional pricing environment and softness in the sales of the dishwasher and food storage categories, (2) lower sales in Outlet's home appliance due to higher industry-wide promotional activity, which impacted the value proposition of out-of-box home appliances as competitors reduced prices on new, in-box home appliances, (3) lower Hometown lawn and garden sales due, in part, to unusually cool and wet weather, and (4) lower Outlet apparel and mattress sales due to a decrease in product supply from Sears Holdings. These decreases were partially offset by (1) a lower quarter-end deferral of unshipped sales, (2) sales increases in Hometown tools, which responded favorably to changes in marketing and pricing strategies, and (3) higher sales in Outlet's home furnishings due to an expansion in furniture categories.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

Gross Margin

Gross margin was $116.2 million, or 21.6% of net sales, in the first quarter of 2016 compared to $140.4 million, or 24.1% of net sales, in the first quarter of 2015. The decrease in gross margin rate was primarily driven by (1) higher shrink resulting from a $3.4 million physical inventory charge to Outlet in the first quarter of 2016 and a $2.5 million physical inventory gain in Hometown in the first quarter of 2015, (2) higher occupancy costs due to a higher number of Company-operated locations, (3) lower margin on merchandise sales, (4) lower online commissions from Sears Holdings, and (5) higher distribution center and product repair costs in Outlet. These declines were partially offset by the Merchandising Net Benefit, all of which was included in first quarter 2016 gross margin. Stores closed in the first quarter of 2016 reduced the gross margin rate 13 basis points. The total impact of occupancy costs, online commissions from Sears Holdings, initial franchise revenues, shrink, the Merchandising Net Benefit, and closed stores reduced gross margin 373 basis points in the first quarter of 2016 compared to a reduction of 192 basis points in the first quarter of 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $118.0 million, or 22.0% of net sales, in the first quarter of 2016 from $135.7 million, or 23.3% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of company operated stores in 2016, lower expenses due to stores closed (net of new store openings) since the second quarter of 2015, and $1.4 million of executive transition costs incurred in the first quarter of 2015. These declines were partially offset by $3.2 million of IT transformation investments, a $1.7 million increase over the first quarter of 2015, and higher payroll and benefits due to a higher number of Company-operated stores.

Operating (Loss) Income

We recorded an operating loss of $5.1 million and operating income of $2.8 million in the first quarters of 2016 and 2015, respectively. The reduction in operating income was primarily due to lower gross margin (including the impact of lower volume, a lower gross margin rate, and higher shrink partially offset by the Merchandising Net Benefit), $1.7 million of higher IT transformation investments, and higher depreciation and amortization expense. The gross margin reduction was partially offset by favorability in selling and administrative expenses in the first quarter of 2016.
Income Taxes
Income tax benefit of $1.9 million and income tax charge of $1.4 million were recorded in the first quarters of 2016 and 2015, respectively. The effective tax rate (benefits) were (34.2%) in the first quarter of 2016 and 52.0% in the first quarter of 2015.
Net (Loss) Income
We recorded a net loss of $3.6 million for the first quarter of 2016 compared to net income of $1.3 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	April 30, 2016	May 2, 2015
Net sales	$366,579	$410,660
Comparable store sales %	(2.6)%	(0.4)%
Cost of sales and occupancy	284,138	311,087
Gross margin dollars	82,441	99,573
Margin rate	22.5%	24.2%
Selling and administrative	80,853	94,622
Selling and administrative expense as a percentage of net sales	22.1%	23.0%
Depreciation and amortization	1,569	653
Total costs and expenses	366,560	406,362
Operating income	$19	$4,298
Total Hometown stores	986	1,091
13-Week Period ended April 30, 2016 Compared to the 13-Week Period Ended May 2, 2015
Net Sales
Hometown net sales decreased $44.1 million, or 10.7%, to $366.6 million in the first quarter of 2016 from $410.7 million in the first quarter of 2015. The decrease was primarily due to (1) the impact of closed stores (net of new stores), (2) a 2.6% comparable store sales decrease, (3) lower online commissions from Sears Holdings ($2.0 million in the first quarter of 2016 compared to $3.5 million in the first quarter of 2015), and (4) lower protection agreement sales.
The Comparable store sales decrease of 2.6% was primarily due to lower home appliances sales resulting from a change in promotional pricing strategy to improve our gross margin rate in an aggressive promotional pricing environment and declines in sales of the dishwasher and food storage categories and lower lawn and garden sales due, in part, to unusually cool and wet weather. These declines were partially offset by a lower quarter-end deferral of unshipped sales and sales increases in tools, which responded favorably to changes in market and pricing strategies.
Gross Margin

Gross margin was $82.4 million, or 22.5% of net sales, in the first quarter of 2016 compared to $99.6 million, or 24.2% of net sales, in the first quarter of 2015. The decrease in gross margin rate was primarily driven by (1) lower margin on merchandise sales, (2) higher occupancy costs due to a higher number of Company-operated locations, (3) higher shrink due to a $2.5 million physical inventory gain in the first quarter of 2015, and (4) lower online commissions from Sears Holdings partially offset by $0.4 million from the Merchandising Net Benefit included in first quarter 2016 gross margin. Closed stores reduced gross margin in the first quarter of 2016 by 20 basis points. The combined impact of occupancy costs, online commissions from Sears Holdings, initial franchise revenues, the Merchandising Net Benefit, closed stores, and shrink reduced gross margin 156 basis points in the first quarter of 2016 compared to an 35 basis points reduction in the first quarter of 2015.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

Selling and Administrative Expenses

Selling and administrative expenses decreased to $80.9 million, or 22.1% of net sales, in the first quarter of 2016 from $94.6 million, or 23.0% of net sales, in the prior-year comparable quarter. The decrease was primarily due to (1) lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of company operated stores in 2016, (2) lower expenses due to stores closed (net of new store openings) since the second quarter of 2015, (3) allocated Executive transition costs of $0.9 million incurred in the first quarter of 2015, and (4) lower payroll and benefits expense. These decreases were partially offset by $2.1 million of allocated IT transformation investments, a $1.1 million increase compared to the first quarter of 2015. The IT transformation investments increased our selling and administrative expenses rate by 33 basis points in the first quarter of 2016 compared to the first quarter of 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2016 fiscal year. If the allocation weighting for the first quarter of 2016 had been similar to the weighting for the prior-year comparable quarter we would have allocated an additional $0.3 million of Home Office overhead expenses to Hometown's Selling and administrative expenses. We will continue to evaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Income

We recorded operating income of $19,000 and $4.3 million in the first quarters of 2016 and 2015, respectively. The reduction in operating income was primarily due to lower gross margin (including the impact of lower volume, a lower gross margin rate, and higher shrink partially offset by $0.4 million from the Merchandising Net Benefit), $1.1 million of higher IT transformation investments, and higher depreciation and amortization expense. The gross margin reduction was partially offset by favorability in selling and administrative expenses in the first quarter of 2016.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	April 30, 2016	May 2, 2015
Net sales	$170,402	$172,109
Comparable store sales %	(3.1)%	(3.0)%
Cost of sales and occupancy	136,652	131,323
Gross margin dollars	33,750	40,786
Margin rate	19.8%	23.7%
Selling and administrative	37,139	41,088
Selling and administrative expense as a percentage of net sales	21.8%	23.9%
Depreciation and amortization	1,688	1,208
Total costs and expenses	175,479	173,619
Operating loss	$(5,077)	$(1,510)
Total Outlet stores	159	157
13-Week Period ended April 30, 2016 Compared to the 13-Week Period Ended May 2, 2015
Net Sales
Outlet Net sales decreased $1.7 million, or 1.0%, to $170.4 million in the first quarter of 2016 from $172.1 million in the first quarter of 2015. The decrease was primarily due to (1) a 3.1% comparable store sales decrease, (2) $0.7 million lower initial franchise revenues, (3) lower delivery revenues, and (4) lower protection agreement sales partially offset by the impact of new stores (net of closed stores).

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

The Comparable store sales decrease of 3.1% was primarily due to lower home appliance sales caused by higher industry-wide promotional activity, which impacted the value proposition of out-of-box home appliances as competitors reduced prices on new, in-box home appliances, and lower sales in apparel and mattresses due to a decrease in product supply from Sears Holdings, partially offset by higher sales in home furnishings.
Gross Margin

Gross margin was $33.8 million, or 19.8% of net sales, in the first quarter of 2016 compared to $40.8 million, or 23.7% of net sales, in the first quarter of 2015. The decrease in gross margin rate was primarily driven by (1) higher shrink due to a $3.4 million physical inventory charge in the first quarter of 2016, (2) higher occupancy costs due to a higher number of Company-operated locations, (3) lower margin on merchandise sales, (4) lower initial franchise revenues, and (5) higher distribution center and product repair costs. These increases were partially offset by $2.4 million from the Merchandising Net Benefit included in first quarter gross margin, higher delivery income, and lower Kenmore royalties to Sears Holdings. The combined impact of occupancy costs, online commissions from Sears Holdings, initial franchise revenues, the Merchandising Net Benefit, and shrink reduced the gross margin rate 831 basis points in the first quarter of 2016 compared to a reduction of 557 basis points in the first quarter of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $37.1 million, or 21.8% of net sales, in the first quarter of 2016 from $41.1 million, or 23.9% of net sales, in the prior-year comparable quarter. The decrease was primarily due to the impact of operating a higher number of company operated stores resulting in lower commissions paid to franchisees partially offset by higher payroll and benefits expense. Additional favorability was driven by $0.5 million of allocated Executive transition costs in the first quarter of 2015 partially offset by $1.1 million of allocated IT transformation investments in the first quarter of 2016, a $0.6 million increase compared to the first quarter of 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2016 fiscal year. If the allocation weighting for the first quarter of 2016 had been similar to the weighting for the prior-year comparable quarter we would have allocated $0.3 million less Home Office overhead expenses to Outlet's Selling and administrative expenses. We will continue to evaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Loss

We recorded operating losses of $5.1 million and $1.5 million in the first quarters of 2016 and 2015, respectively. The increase in operating loss was primarily due to lower gross margin (including the impact of a lower gross margin rate and higher shrink partially offset by $2.4 million from the Merchandising Net Benefit), $0.6 million higher IT transformation investments, and higher depreciation and amortization expense. The gross margin reduction was partially offset by favorability in selling and administrative expenses in the first quarter of 2016.

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $22.7 million as of April 30, 2016, $27.4 million as of May 2, 2015, and $18.2 million as of January 30, 2016.
For the first quarter of 2016 we funded ongoing operations with cash on-hand and cash generated by operating activities. Our primary needs for liquidity are to fund inventory purchases and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the 13 weeks ended April 30, 2016 cash provided by operating activities was $43.0 million compared to $62.6 million for the 13 weeks ended May 2, 2015. The decrease in operating cash flow was due predominately to a reduction in other

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

operating liabilities and accounts payables, as well as a higher tax refund received in the first quarter of 2015 as compared to the first quarter of 2016, partially offset by an increase in payables to Sears Holdings and a decrease in accounts and franchisee receivables.

Total merchandise inventories were $430.4 million at April 30, 2016 and $438.9 million at May 2, 2015. Merchandise inventories declined $21.9 million in Hometown and increased $13.4 million in Outlet. The decrease in Hometown was primarily due to store closures. Outlet's increase was primarily driven by improved strategic opportunity buys in home appliances, which was partially offset by reduced apparel and mattress receipts from Sears Holdings.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 80% and 85% of total purchases of all inventory from all vendors for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statement Regarding Forward-Looking Information " in this Quarterly Report on Form 10-Q.

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
Cash Flows from Investing Activities
Cash used in investing activities was $2.3 million for the 13 weeks ended April 30, 2016 compared to $0.9 million for the 13 weeks ended May 2, 2015. Cash used in investing activities in both periods was for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $36.2 million for the 13 weeks ended April 30, 2016 compared to $54.1 million during the 13 weeks ended May 2, 2015. The decrease of $17.9 million in cash used by financing activities was primarily due to a reduction of $36.3 million in net borrowings under our Senior ABL Facility in 2016 compared to a $54.1 million reduction in 2015.
Financing Arrangement
As of April 30, 2016 we had $32.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides (subject to availability under a borrowing base) for maximum borrowings up to the aggregate commitments of all of the lenders, which as of April 30, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of April 30, 2016 was $212.3 million with $5.7 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility are summarized below.
Senior ABL Facility
Maturity; Amortization and Prepayments

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.44% at April 30, 2016, or (2) an alternate base rate plus a borrowing margin, approximately 4.50% at April 30, 2016, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At April 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of April 30, 2016 we were in compliance with all covenants under the Senior ABL Facility.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of April 30, 2016, we had cash and cash equivalents of $22.7 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores.
Capital lease obligations as of April 30, 2016 and May 2, 2015 were $0.6 million and $0.3 million, respectively.
Off-Balance Sheet Arrangements
As of April 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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

Our plan and expectation is that the new infrastructure and systems will be fully operational before the end of our 2017 fiscal year.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited-basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

We expect to incur increases in corporate expenses in fiscal 2016 and in fiscal 2017 as a result of the BPO.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure is material or will aid the understanding of our financial condition and results of operations. Selling and administrative expenses related to the BPO ("IT transformation investments") were $3.2 million and $1.5 million in the first quarters of 2016 and 2015, respectively.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

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
The following factors, among others, could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: the possible material adverse effects on SHO if Sears Holdings’ financial condition were to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings, and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 30, 2016 and May 2, 2015

Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Quarterly Report on Form 10-Q and in the 2015 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2015 10-K. However, the risks described in “Risk Factors” beginning on page 8 of the 2015 10-K should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At April 30, 2016 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 13 weeks ended April 30, 2016. As of April 30, 2016 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Item 5. Other Information

On May 31, 2016 the Company entered into a Cash Bonus Agreement with David Buckley, the Company’s Vice President, Marketing and eCommerce. The terms of the cash bonus reflected in the Cash Bonus Agreement were authorized by the Compensation Committee of the Board of Directors. The Cash Bonus Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The following brief description of the Cash Bonus Agreement is qualified by, and is subject to, the terms and conditions of the Cash Bonus Agreement.

The Cash Bonus Agreement provides that if the Company determines in its reasonable discretion that Mr. Buckley has achieved specified performance measures with respect to the Company’s websites and store kiosks (the “Performance Measures”) by November 1, 2016 the Company will pay to him $30,000 in cash on, or as soon as practicable after, that date and will pay to him $20,000 in cash on, or as soon as practicable after, February 1, 2017 (the $50,000 total amount, the “November Bonus”). If the Company determines in its reasonable discretion that Mr. Buckley has not achieved the Performance Measures by November 1, 2016 the Company will have no obligation to pay the November Bonus to him. If the Company determines in its reasonable discretion that Mr. Buckley did not achieve the Performance Measures by November 1, 2016 but thereafter the Company determines in its reasonable discretion that Mr. Buckley has achieved the Performance Measures by February 1, 2017 the Company will pay to him $30,000 in cash on, or as soon as practicable after, February 1, 2017 (the $30,000 amount, the “February Bonus”). If the Company determines in its reasonable discretion that Mr. Buckley has not achieved the Performance Measures by February 1, 2017 the Company will have no obligation to pay the February Bonus to Mr. Buckley. Whichever of the November Bonus or the February Bonus is payable (and only one is payable) in accordance with, and subject to, the Cash Bonus Agreement is the “Bonus.” Whichever of the payment dates for the Bonus is applicable is referred to as the “Payment Date.”

The Cash Bonus Agreement also provides that if prior to the Payment Date either Mr. Buckley voluntarily terminates his employment with the Company other than for Good Reason or the Company terminates his employment for Cause, he will forfeit the Bonus and the Company will have no obligation to pay the Bonus to him. If the Company pays to Mr. Buckley the Bonus and within one year after the Payment Date either he voluntarily terminates his employment with the Company other than for Good Reason or the Company terminates his employment for Cause, he must repay the Bonus to the Company. “Good Reason” means that, without Mr. Buckley’s written consent, his annual base salary in effect on the date of Cash Bonus Agreement is reduced by ten percent or more or his place of employment is relocated by the Company to a business location that is more than fifty miles from the Company’s offices located at 5500 Trillium Boulevard, Hoffman Estates, Illinois. “Cause” means (i) a material breach by Mr. Buckley (other than a breach resulting from his incapacity due to a disability as reasonably determined by the Company) of his duties and responsibilities, which breach is demonstrably willful and deliberate on his part, is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company, and is not remedied by him in a reasonable period of time after receipt of written notice from the Company specifying the breach, (ii) the commission by Mr. Buckley of a felony involving moral turpitude, or (iii) Mr. Buckley’s dishonesty or willful misconduct in connection with his employment with the Company.

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President, Chief Administrative Officer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 2, 2016

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
*10.1	Cash Bonus Agreement dated May 31, 2016 between Registrant and David Buckley.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended April 30, 2016 and May 2, 2015; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at April 30, 2016, May 2, 2015, and January 30, 2016; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 30, 2016 and May 2, 2015; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended April 30, 2016 and May 2, 2015; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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