Form 10-Q
period 2016-07-30
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2016-09-02
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2016, the registrant had 22,716,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
NET SALES	$556,388	$619,610	$1,093,369	$1,202,379
COSTS AND EXPENSES
Cost of sales and occupancy	441,508	478,250	862,298	920,660
Selling and administrative	118,808	138,920	236,800	274,630
Depreciation and amortization	3,293	2,164	6,550	4,025
Gain on the sale of assets	(25,269)	—	(25,269)	—
Total costs and expenses	538,340	619,334	1,080,379	1,199,315
Operating income	18,048	276	12,990	3,064
Interest expense	(886)	(614)	(1,652)	(1,395)
Other income	378	560	775	1,242
Income before income taxes	17,540	222	12,113	2,911
Income tax expense	(6,898)	(627)	(5,042)	(2,024)
NET INCOME (LOSS)	$10,642	$(405)	$7,071	$887

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.47	$(0.02)	$0.31	$0.04
Diluted:	$0.47	$(0.02)	$0.31	$0.04

Basic weighted average common shares outstanding	22,696	22,666	22,681	22,666
Diluted weighted average common shares outstanding	22,699	22,666	22,682	22,666

See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	July 30, 2016	August 1, 2015	January 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,690	$23,390	$18,244
Accounts and franchisee receivables, net	17,017	13,583	11,753
Merchandise inventories	427,234	431,376	434,846
Prepaid expenses and other current assets	18,562	17,550	22,176
Total current assets	481,503	485,899	487,019
PROPERTY AND EQUIPMENT, net	50,898	48,936	49,315
INTANGIBLE ASSETS, net	2,376	—	4,377
LONG-TERM DEFERRED TAXES	74,984	53,904	79,141
OTHER ASSETS, net	13,117	43,395	13,981
TOTAL ASSETS	$622,878	$632,134	$633,833
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$70,400	$10,100	$68,300
Payable to Sears Holdings Corporation	34,868	91,778	54,126
Accounts payable	38,418	29,463	39,762
Other current liabilities	66,667	75,755	66,466
Total current liabilities	210,353	207,096	228,654
OTHER LONG-TERM LIABILITIES	2,868	2,264	2,670
TOTAL LIABILITIES	213,221	209,360	231,324
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	409,657	422,774	402,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$622,878	$632,134	$633,833
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,071	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,550	4,025
Share-based compensation	77	(399)
Deferred income taxes	4,158	2,635
Gain on the sale of assets	(25,269)	—
(Recoveries) provision for losses on franchisee receivables	(483)	364
Change in operating assets and liabilities:
Accounts and franchisee receivables	(4,165)	1,231
Merchandise inventories	7,612	11,367
Payable to Sears Holdings Corporation	(19,258)	30,689
Accounts payable	(1,344)	14,575
Customer deposits	1,091	2,610
Other operating assets	1,441	154
Other operating liabilities	1,298	12,049
Net cash (used) provided by operating activities	(21,221)	80,187
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets	26,073	—
Purchases of property and equipment	(6,838)	(2,543)
Net cash provided (used) in investing activities	19,235	(2,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from capital lease obligations	332	—
Net short-term borrowings (payments)	2,100	(74,000)
Net cash provided (used) in financing activities	2,432	(74,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	446	3,644
CASH AND CASH EQUIVALENTS—Beginning of period	18,244	19,746
CASH AND CASH EQUIVALENTS—End of period	$18,690	$23,390
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,678	$1,457
Cash refunded for income taxes	$(1,845)	$(2,484)
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net income		—	—	887	887
Share-based compensation	(14)	—	(399)	—	(399)
Balance at August 1, 2015	22,722	$227	$547,489	$(124,942)	$422,774

Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
Net income		—	—	7,071	7,071
Share-based compensation	(6)	—	77	—	77
Balance at July 30, 2016	22,716	$227	$555,449	$(146,019)	$409,657
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of July 30, 2016 the Company or its dealers and franchisees operated a total of 1,123 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). Effective upon the Separation, Sears Holdings ceased to own shares of our common stock, which thereafter began trading on the NASDAQ Stock Market under the trading symbol “SHOS.”
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited condensed consolidated financial statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the first and second quarters ended July 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "2015 10-K").
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

The Company was not required to measure any other significant non-financial asset or liability at fair value as of July 30, 2016.
Recent Accounting Pronouncements
Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

Leases
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as non-current in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of our fiscal year ended January 30, 2016 ("2015") utilizing prospective application and prior periods were not retrospectively adjusted. The impact of this update was a reclassification of $11.0 million of short-term deferred income tax assets from Prepaid expenses and other current assets to Long-term deferred tax assets as of January 30, 2016.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

arrangement as a service contract. As permitted, the Company early adopted this update prospectively beginning in the fourth quarter of fiscal 2015. As discussed in Note 10 to the audited consolidated financial statements in the 2015 10-K, in the fourth quarter of 2015, the Company reevaluated its accounting for the previously announced IT transformation project that began in the first quarter of 2015, by considering the existing literature in ASC 350-40, “Goodwill - Intangibles and Other - Internal - Use Software,” and the recently issued FASB update, ASU 2015-05, “Intangibles -- Goodwill and Other - Internal Use Software, Customer's Accounting For Fees Paid in a Cloud Computing Arrangement.” Based on this evaluation the Company determined that the IT transformation costs are accounted for under a service model, where costs are expensed as services are provided rather than capitalized.

Accordingly, in the fourth quarter of 2015 the Company expensed $6.3 million of IT transformation costs that had been previously capitalized during the first three quarters of 2015. Transformation costs capitalized in each of the first, second and third quarters of 2015 were $1.2 million, $2.7 million and $2.4 million respectively; no similar costs were incurred in prior years. In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, the Company assessed the materiality of these items and determined that for each of the quarters in 2015 the items were immaterial.

The unaudited quarterly condensed consolidated statements of operations and cash flows for the thirteen and twenty six weeks ended August 1, 2015 and the condensed consolidated balance sheet as of August 1, 2015 reflect the changes as disclosed in Note 10 to the audited consolidated financial statements in the 2015 10-K.

Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with discounts or premiums. In August 2015, the FASB issued an accounting standards update about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. The Company continued to report unamortized debt issuance costs related to the Senior ABL Facility of $0.8 million, $1.5 million and $1.1 million at July 30, 2016, August 1, 2015 and January 30, 2016, respectively, within other assets.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the fourth quarter of our fiscal year ending January 28, 2017 ("2016"). The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	July 30, 2016	August 1, 2015	January 30, 2016
Short-term franchisee receivables	$2,262	$5,443	$2,376
Miscellaneous receivables	16,018	8,532	10,754
Long-term franchisee receivables	20,971	45,453	23,068
Other assets	1,446	1,871	1,677
Allowance for losses on short-term franchisee receivables (1)	(1,263)	(392)	(1,377)
Allowance for losses on long-term franchisee receivables (1)	(9,300)	(3,929)	(10,764)
Total Accounts and franchisee receivables and other assets	$30,134	$56,978	$25,734

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

NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following:

	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
Thousands	July 30, 2016	August 1, 2015	January 30, 2016
Allowance for losses on franchisee receivables, beginning of period	$12,141	$11,368	$11,368
Expense (recoveries) during the period	(483)	364	25,426
Write off of franchisee receivables	(1,220)	(7,411)	(24,653)
Other	125	—	—
Allowance for losses on franchisee receivables, end of period	$10,563	$4,321	$12,141

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	July 30, 2016	August 1, 2015	January 30, 2016
Customer deposits	$25,350	$32,850	$24,259
Sales and other taxes	11,753	15,547	12,880
Accrued expenses	26,335	21,502	23,865
Payroll and related items	5,203	5,580	6,563
Severance and executive transition costs	894	2,540	1,569
Total Other current and long-term liabilities	$69,535	$78,019	$69,136

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—INTANGIBLE ASSETS
Intangible assets consist of the following:

Thousands	July 30, 2016	August 1, 2015	January 30, 2016
Reacquisition rights	$4,377	$—	$6,100
Less: accumulated amortization expense	(2,001)	—	(1,723)
Total Intangible assets, net	$2,376	$—	$4,377

In the fourth quarter of 2015 the Company repurchased 58 franchised locations. In the first two quarters of 2016 the Company repurchased 9 franchised locations.These repurchase transactions included the execution of definitive asset purchase and termination agreements which terminated the franchise agreements and sublease arrangements for those locations. These definitive agreements also required the Company to purchase store furniture, fixtures, and equipment. The franchisees of the affected locations were obligors on promissory notes payable to the Company and, as part of the definitive agreements, the Company wrote off the franchisee note receivable balances net of the value of the reacquisition rights and the value of the furniture, fixtures, and equipment that the Company purchased. Reacquisition rights were recorded at estimated fair value using the income approach.

Reacquisition rights are definite-life assets and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets with a weighted-average amortization period of 2.3 years. Amortization expense for reacquisition rights was $0.9 million and $0 for the quarters ended July 30, 2016 and August 1, 2015, respectively. Amortization expense is estimated to be $0.7 million for the remainder of 2016, $1.3 million in 2017, $0.3 million in 2018, and $0.1 million in 2019.
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 26 weeks ended July 30, 2016 and August 1, 2015, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

As of July 30, 2016 the Company's net deferred tax asset balance was $75.0 million compared to $62.5 million as of August 1, 2015 and $79.1 million as of January 30, 2016. At July 30, 2016, August 1, 2015, and January 30, 2016, the Company had a valuation allowance of $0.8 million, $0.1 million and $0.8 million, respectively, to record only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance reduces the US foreign tax credit and Puerto Rico AMT credit based on the determination that it is no longer probable that sufficient future foreign source income and Puerto Rico taxable income would be available to realize these deferred tax assets. Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. For the remaining deferred tax assets, management continues to monitor the Company's operating performance and currently believes that the Company's achievement of future taxable income necessary to realize these deferred assets is more likely than not. Key

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

considerations in this assessment include our cumulative pre-tax profit (loss) during the prior three years (excluding non-deductible goodwill) and the period of time available to generate future taxable income. We will continue to evaluate our valuation allowance during the remainder of the fiscal year for any change in circumstances that causes a change in judgment about the realization of the deferred tax asset. A change in management’s assessment regarding a need for a valuation allowance will result in a non-cash income tax charge.

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 51% of our outstanding shares of common stock and approximately 50% of Sears Holdings' outstanding shares of common stock. Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
SHO and Sears Holdings have entered into various agreements (as amended, the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for amendments entered into after the Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Some of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. On May 11, 2016 SHO and Sears Holdings entered into amendments to most of the SHO-Sears Holdings Agreements.
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

•
We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings, together the "KCD Marks"). The royalty rates vary but none exceed 6%.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Thousands
Net Commissions from Sears Holdings	$22,818	$24,170	$44,392	$48,566
Purchases related to cost of sales and occupancy	302,554	375,440	616,088	734,794
Services included in selling and administrative	18,864	22,938	40,312	46,316

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO-Sears Holdings Agreements, from May 1, 2016 through July 31, 2016 the Company paid invoices on three-day terms and deducted from each invoice an early-payment discount of 37 basis points. While we are continuing this three-day payment arrangement, we can in our sole discretion revert to ten-day, no-discount payment terms at any time. The three-day payment arrangement, less incremental interest expense, has resulted in a net financial benefit to the Company.

We recorded real estate occupancy payments of $0.2 million and $0.2 million for the second quarters of 2016 and 2015, respectively, to Seritage Growth Properties, a real estate investment trust. ESL owns approximately 9.8% of the total voting power of Seritage. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 8—FINANCING ARRANGEMENT

As of July 30, 2016 we had $70.4 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the "Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides for maximum borrowings (subject to availability under a borrowing base) up to the aggregate commitments of all of the lenders, which as of July 30, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of July 30, 2016 was $173.9 million, with $5.7 million of letters of credit outstanding under the facility.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.48% at July 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at July 30, 2016.
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
The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At July 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of July 30, 2016, SHO was in compliance with all covenants under the Senior ABL Facility.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue of $0.0 million and $(0.2) million for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively). Initial franchise revenue consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	13 Weeks Ended July 30, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$259,446	$129,719	$389,165
Lawn and garden	91,196	6,871	98,067
Tools and paint	31,369	4,355	35,724
Other	14,603	18,829	33,432
Total	396,614	159,774	556,388
Costs and expenses
Cost of sales and occupancy	313,231	128,277	441,508
Selling and administrative	83,554	35,254	118,808
Depreciation and amortization	1,507	1,786	3,293
Gain on the sale of assets	—	(25,269)	(25,269)
Total	398,292	140,048	538,340
Operating income (loss)	$(1,678)	$19,726	$18,048
Total assets	$415,501	$207,377	$622,878
Capital expenditures	$3,268	$1,280	$4,548

	13 Weeks Ended August 1, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$287,026	$124,214	$411,240
Lawn and garden	114,570	8,263	122,833
Tools and paint	39,362	4,311	43,673
Other	19,789	22,075	41,864
Total	460,747	158,863	619,610
Costs and expenses
Cost of sales and occupancy	357,533	120,717	478,250
Selling and administrative	99,958	38,962	138,920
Depreciation and amortization	883	1,281	2,164
Total	458,374	160,960	619,334
Operating income (loss)	$2,373	$(2,097)	$276
Total assets	$434,220	$197,914	$632,134
Capital expenditures	$—	$1,673	$1,673

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	26 Weeks Ended July 30, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$490,380	$271,767	$762,147
Lawn and garden	169,613	11,559	181,172
Tools and paint	67,486	8,969	76,455
Other	35,714	37,881	73,595
Total	763,193	330,176	1,093,369
Costs and expenses
Cost of sales and occupancy	597,369	264,929	862,298
Selling and administrative	164,407	72,393	236,800
Depreciation and amortization	3,076	3,474	6,550
Gain on the sale of assets	—	(25,269)	(25,269)
Total	764,852	315,527	1,080,379
Operating income (loss)	$(1,659)	$14,649	$12,990
Total assets	$415,501	$207,377	$622,878
Capital expenditures	$4,574	$2,264	$6,838

	26 Weeks Ended August 1, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$541,938	$264,979	$806,917
Lawn and garden	204,546	12,694	217,240
Tools and paint	81,674	8,642	90,316
Other	43,249	44,657	87,906
Total	871,407	330,972	1,202,379
Costs and expenses
Cost of sales and occupancy	668,620	252,040	920,660
Selling and administrative	194,580	80,050	274,630
Depreciation and amortization	1,536	2,489	4,025
Total	864,736	334,579	1,199,315
Operating income (loss)	$6,671	$(3,607)	$3,064
Total assets	$434,220	$197,914	$632,134
Capital expenditures	$—	$2,543	$2,543

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

NOTE 11— INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for each period.

The following table sets forth the components used to calculate basic and diluted income per common share attributable to our stockholders.

	26 Weeks Ended	26 Weeks Ended
	July 30, 2016	August 1, 2015
Thousands except income per common share
Basic weighted average shares	22,681	22,666

Diluted weighted average shares	22,682	22,666

Net income	$7,071	$887

Income per common share:

Basic	$0.31	$0.04

Diluted	$0.31	$0.04

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—EQUITY

Stock-based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 (the "2013 Grants") to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015 (the "2015 Grant").

As of May 16, 2016 52,691 shares of restricted stock comprising the 2013 Grants had been forfeited. On that date the remaining 36,530 shares of restricted stock comprising the 2013 Grants vested in accordance with the terms and conditions of the governing restricted-stock agreements and the Plan. The 14,000 shares of restricted stock comprising the 2015 Grant will vest, if at all, on July 10, 2017 in accordance with and subject to the terms and conditions of the governing restricted-stock agreement (including forfeiture conditions) and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of July 30, 2016, 28,237 of these stock units had been forfeited. The remaining 131,238 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan.

We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the 103,221 shares of restricted stock and the 159,475 stock units, the Company has not made any grant or award under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first and second quarters of 2016, we recorded $0.1 million in total compensation expense for 50,530 shares of restricted stock (of which 36,530 shares had vested as of May 16, 2016) and 131,238 stock units. At July 30, 2016 we had $0.1 million in total unrecognized compensation cost related to the remaining non-vested restricted stock, which cost we expect to recognize over the next year. At July 30, 2016, we had $0.5 million in total unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over approximately the next year.

The fair value of our outstanding restricted stock is equal to the market price of our common stock on the date of grant. Changes in restricted-stock awards for 2016 were as follows:

	26 Weeks Ended July 30, 2016
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	56	$35.68
Granted	—	—
Vested	(36)	44.45
Forfeited	(6)	44.45
Balance at 7/30/2016	14	$9.38

    The fair value of our outstanding stock units will vary based on changes in our stock price at each reporting period.

Share Repurchase Program

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At July 30, 2016, the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 26 weeks ended July 30, 2016. At July 30, 2016, we had approximately $12.5 million of remaining authorization under the repurchase program.
NOTE 13—SALE OF ASSETS

On July 27, 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million when the sale was completed in accordance with the terms and conditions of the Purchase and Sale Agreement.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

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
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of July 30, 2016, we or our dealers and franchisees operated a total of 1,123 stores across all 50 states, Puerto Rico, and Bermuda. In the second quarter of 2016, the Company closed 22 stores.
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

As of July 30, 2016 Hometown consisted of 964 stores as follows:

•
837 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

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
As of July 30, 2016, Hometown consisted of 830 dealer-operated stores, 63 franchisee-operated stores, and 71 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.
As of July 30, 2016, 38 of the Company's 159 Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

In the normal course of business, stores can transition from Company operated to franchisee or dealer operated, and vice-versa. Potential new stores may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a new store, the Company will generally seek to transfer that store to a dealer or a franchisee. When a dealer or a franchisee ceases to operate a store, the Company may take over its operation, generally on an interim basis, until the Company can transfer the store to another dealer or franchisee. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated stores due to the expected short-term nature of transition operation.
The Company's transfer of a Company-operated store to a franchisee historically has (1) in most instances increased the Company's gross margin primarily due to decreased occupancy costs and (2) increased the Company's selling and administrative expense primarily due to increased commission payments, offset partially by lower payroll and benefits expense.
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. Beginning in the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension continued through the second quarter of 2016. Initial franchise revenues, which include the net gain or loss on related transfers of assets to franchisees, were ($0.2) million in the first two quarters of 2016 and $0.3 million in the first two quarters of 2015.

	13 Weeks Ended		26 Weeks Ended
Thousands	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Hometown	$—	$(102)	$—	$(108)
Outlet	—	(60)	(200)	436
Total initial franchise revenues	$—	$(162)	$(200)	$328

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

Shared Vendor Funds
In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the second quarter of 2016 Sears Holdings' subsidy collections were higher compared to the second quarter of 2015 and SHO's portion of the collected subsidies during the second quarter of 2016 were favorably impacted by $1.3 million. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the second quarter of 2016 Sears Holdings earned higher cash discounts compared to the second quarter of 2015, and SHO's portion of the earned cash discounts during the second quarter of

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

2016 were favorably impacted by $1.3 million. Sears Holdings is responsible for the collection of the merchandise subsidies that it has negotiated with its merchandise vendors, and Sears Holdings determines the extent to which it will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings and SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same, or continue to increase. If SHO's portion of merchandise subsidies collected by Sears Holdings were to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015.

	13 Weeks Ended		26 Weeks Ended
Thousands	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
NET SALES	$556,388	$619,610	$1,093,369	$1,202,379
COSTS AND EXPENSES
Cost of sales and occupancy	441,508	478,250	862,298	920,660
Gross margin dollars	114,880	141,360	231,071	281,719
Margin rate	20.6%	22.8%	21.1%	23.4%
Selling and administrative	118,808	138,920	236,800	274,630
Selling and administrative expense as a percentage of net sales	21.4%	22.4%	21.7%	22.8%
Depreciation and amortization	3,293	2,164	6,550	4,025
Gain on the sale of assets	(25,269)	—	(25,269)	—
Total costs and expenses	538,340	619,334	1,080,379	1,199,315
Operating income	18,048	276	12,990	3,064
Interest expense	(886)	(614)	(1,652)	(1,395)
Other income	378	560	775	1,242
Income before income taxes	17,540	222	12,113	2,911
Income tax expense	(6,898)	(627)	(5,042)	(2,024)
NET INCOME (LOSS)	$10,642	$(405)	$7,071	$887
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss)	$10,642	$(405)	$7,071	$887
Income tax expense	6,898	627	5,042	2,024
Other income	(378)	(560)	(775)	(1,242)
Interest expense	886	614	1,652	1,395
Operating income	18,048	276	12,990	3,064
Depreciation and amortization	3,293	2,164	6,550	4,025
Gain on the sale of assets	(25,269)	—	(25,269)	—
Severance and executive transition costs	—	(305)	—	1,066
Initial franchise revenues net of (recoveries of) provision for losses	(251)	162	(283)	36
IT transformation investments	3,323	3,185	6,473	4,645
Adjusted EBITDA	$(856)	$5,482	$461	$12,836

13-Week Period Ended July 30, 2016 Compared to the 13-Week Period Ended August 1, 2015
Net Sales

Net sales in the second quarter of 2016 decreased $63.2 million, or 10.2%, to $556.4 million from the second quarter of 2015. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 4.9% decrease in comparable store sales.

Comparable store sales were down 6.5% and 0.5% in Hometown and Outlet, respectively. The consolidated comparable store sales decrease of 4.9% was primarily due to lower sales in lawn and garden impacted by unfavorable weather conditions, lower Hometown home appliance sales due to softness during the July 4th promotional period and industry-wide selling price erosion resulting from an aggressive promotional environment, and lower Outlet apparel and mattress sales due to a decrease in product supply from Sears Holdings. These decreases were partially offset by higher Outlet home appliance sales driven by an increase in inventory position compared to the second quarter of 2015.

Gross Margin

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Gross margin was $114.9 million, or 20.6% of net sales, in the second quarter of 2016 compared to $141.4 million, or 22.8% of net sales, in the second quarter of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales, higher occupancy costs due to a higher number of Company-operated locations, and $2.1 million higher shrink resulting from a $2.3 million physical inventory gain in Hometown in the second quarter of 2015. The total impact of occupancy costs and shrink reduced gross margin 360 basis points in the second quarter of 2016 compared to a reduction of 243 basis points in the second quarter of 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $118.8 million, or 21.4% of net sales, in the second quarter of 2016 from $138.9 million, or 22.4% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of company operated stores in 2016 and lower expenses due to stores closed (net of new store openings) since the third quarter of 2015. These declines were partially offset by higher payroll and benefits due to a higher number of Company-operated stores.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Income

We recorded operating income of $18.0 million and $0.3 million in the second quarters of 2016 and 2015, respectively. The increase in operating income was primarily due to the $25.3 million gain on sale of assets and lower selling and administrative expenses partially offset by lower gross margin (including the impact of lower volume and a lower gross margin rate driven partially by higher shrink).
Income Taxes
Income tax expense of $6.9 million and $0.6 million were recorded in the second quarters of 2016 and 2015, respectively. The effective tax rates were 39.3% in the second quarter of 2016 and 282.4% in the second quarter of 2015.
Net Income (Loss)
We recorded net income of $10.6 million for the second quarter of 2016 compared to a net loss of $0.4 million for the prior-year comparable quarter. The increase in our net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

26-Week Period Ended July 30, 2016 Compared to the 26-Week Period Ended August 1, 2015
Net Sales

Net sales in the first two quarters of 2016 decreased $109.0 million, or 9.1%, to $1,093.4 million from the first two quarters of 2015. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 3.8% decrease in comparable store sales.

Comparable store sales were down 4.6% and 1.9% in Hometown and Outlet, respectively. The consolidated comparable store sales decrease of 3.8% was primarily due to the impact of selling price erosion on Hometown home appliance sales from an aggressive promotional environment, lower lawn and garden sales in Hometown and Outlet primarily impacted by unfavorable weather conditions, and lower Outlet apparel and mattress sales due to a decrease in product supply from Sears Holdings. These decreases were partially offset by improved Outlet home appliance sales driven by an increase in inventory position.

Gross Margin

Gross margin was $231.1 million, or 21.1% of net sales, in the first two quarters of 2016 compared to $281.7 million, or 23.4% of net sales, in the first two quarters of 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to a higher number of Company-operated locations, lower margin on merchandise sales, and $7.6 million higher shrink resulting from a $3.4 million physical inventory charge to Outlet in the first quarter of 2016 and $4.8 million of physical inventory gains in Hometown in the first two quarters of 2015. These declines were partially offset by the Merchandising Net Benefit, all of which was included in first two quarters 2016 gross margin. The total impact of occupancy costs, shrink, the Merchandising Net Benefit, and closed stores reduced gross margin 387 basis points in the first two quarters of 2016 compared to a reduction of 253 basis points in the first two quarters of 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $236.8 million, or 21.7% of net sales, in the first two quarters of 2016 from $274.6 million, or 22.8% of net sales, in the prior-year comparable period. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of Company-operated stores in 2016, lower expenses due to stores closed (net of new store openings) since the second quarter of 2015, and actions taken in 2015 to reduce overall payroll and benefits costs at our support center and in our field organization. These decreases were partially offset by higher payroll and benefits due to a higher number of Company-operated stores.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Income

We recorded operating income of $13.0 million and $3.1 million in the first two quarters of 2016 and 2015, respectively. The increase in operating income was primarily due to the $25.3 million gain on the sale of assets, lower selling and administrative expenses, and the $2.8 million Merchandising Net Benefit This favorability was partially offset by lower gross margin (including the impact of lower volume and a lower gross margin rate partially driven by higher shrink).
Income Taxes
Income tax expense of $5.0 million and $2.0 million were recorded in the first two quarters of 2016 and 2015, respectively. The effective tax rate was 41.6% in the first two quarters of 2016 and 69.5% in the first two quarters of 2015.
Net Income
We recorded net income of $7.1 million for the first two quarters of 2016 compared to net income of $0.9 million for the prior-year comparable period. The increase in our net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$396,614	$460,747	$763,193	$871,407
Comparable store sales %	(6.5)%	(1.1)%	(4.6)%	(0.8)%
Cost of sales and occupancy	313,231	357,533	597,369	668,620
Gross margin dollars	83,383	103,214	165,824	202,787
Margin rate	21.0%	22.4%	21.7%	23.3%
Selling and administrative	83,554	99,958	164,407	194,580
Selling and administrative expense as a percentage of net sales	21.1%	21.7%	21.5%	22.3%
Depreciation and amortization	1,507	883	3,076	1,536
Total costs and expenses	398,292	458,374	764,852	864,736
Operating income	$(1,678)	$2,373	$(1,659)	$6,671
Total Hometown stores			964	1,057
13-Week Period ended July 30, 2016 Compared to the 13-Week Period Ended August 1, 2015
Net Sales
Hometown net sales decreased $64.1 million, or 13.9%, to $396.6 million in the second quarter of 2016 from $460.7 million in the second quarter of 2015. The decrease was primarily due to the impact of closed stores (net of new stores) and a 6.5% comparable store sales decrease.
The Comparable store sales decrease of 6.5% was primarily due to lower lawn and garden sales that were impacted by unfavorable weather conditions and lower home appliance sales due to softness during the July 4th promotional period and industry-wide selling price erosion resulting from an aggressive promotional environment. These declines were partially offset by increased sales in mattresses due to product transition and updated floor models.
Gross Margin

Gross margin was $83.4 million, or 21.0% of net sales, in the second quarter of 2016 compared to $103.2 million, or 22.4% of net sales, in the second quarter of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales, higher occupancy costs due to a higher number of Company-operated locations, and $1.4 million higher shrink resulting from a $2.3 million physical inventory gain in the second quarter of 2015. The combined impact of occupancy costs and shrink reduced gross margin 165 basis points in the second quarter of 2016 compared to a 95 basis points reduction in the second quarter of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $83.6 million, or 21.1% of net sales, in the second quarter of 2016 from $100.0 million, or 21.7% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of Company-operated stores in 2016 and lower expenses due to stores closed (net of new store openings) since the second quarter of 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during 2016. If the allocation weighting for the second quarter of 2016 had been similar to the weighting for the prior-year comparable quarter we would have allocated an additional

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

$0.3 million of Home Office overhead expenses to Hometown's selling and administrative expenses. We will continue to evaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Income

We recorded an operating loss of $1.7 million and a operating income of $2.4 million in the second quarters of 2016 and 2015, respectively. The reduction in operating income was primarily due to lower gross margin (including the impact of lower volume and a lower gross margin rate partially driven by higher shrink) partially offset by favorability in selling and administrative expenses as disclosed above.

26-Week Period ended July 30, 2016 Compared to the 26-Week Period Ended August 1, 2015
Net Sales
Hometown net sales decreased $108.2 million, or 12.4%, to $763.2 million in the first two quarters of 2016 from $871.4 million in the first two quarters of 2015. The decrease was primarily due to the impact of closed stores (net of new stores) and a 4.6% comparable store sales decrease.
The Comparable store sales decrease of 4.6% was primarily due the impact of selling price erosion on home appliance sales from an aggressive promotional environment and lower lawn and garden sales primarily impacted by unfavorable weather conditions. These declines were partially offset by increased sales in mattresses due to product transitions and updated floor models.
Gross Margin

Gross margin was $165.8 million, or 21.7% of net sales, in the first two quarters of 2016 compared to $202.8 million, or 23.3% of net sales, in the first two quarters of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales, higher occupancy costs due to a higher number of Company-operated locations, and $3.1 million higher shrink resulting from $4.8 million of physical inventory gains in the first two quarters of 2015. These increases were partially offset by $0.4 million from the Merchandising Net Benefit included in first quarter gross margin. The combined impact of occupancy costs, the Merchandising Net Benefit, closed stores, and shrink reduced gross margin 184 basis points in the first two quarters of 2016 compared to a 103 basis points reduction in the first two quarters of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $164.4 million, or 21.5% of net sales, in the first two quarters of 2016 from $194.6 million, or 22.3% of net sales, in the prior-year comparable quarters. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of company operated stores in 2016 and lower expenses due to stores closed (net of new store openings) since the second quarter of 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2016 fiscal year. If the allocation weighting for the first two quarters of 2016 had been similar to the weighting for the prior-year comparable quarter we would have allocated an additional $0.6 million of Home Office overhead expenses to Hometown's selling and administrative expenses. We will continue to evaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Income

We recorded an operating loss of $1.7 million and operating income of $6.7 million in the first two quarters of 2016 and 2015, respectively. The reduction in operating income was primarily due to lower gross margin (including the impact of lower volume and a lower gross margin rate partially driven by higher shrink), which were partially offset by favorability in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$159,774	$158,863	$330,176	$330,972
Comparable store sales %	(0.5)%	(2.2)%	(1.9)%	(2.6)%
Cost of sales and occupancy	128,277	120,717	264,929	252,040
Gross margin dollars	31,497	38,146	65,247	78,932
Margin rate	19.7%	24.0%	19.8%	23.8%
Selling and administrative	35,254	38,962	72,393	80,050
Selling and administrative expense as a percentage of net sales	22.1%	24.5%	21.9%	24.2%
Depreciation and amortization	1,786	1,281	3,474	2,489
Gain on the sale of assets	(25,269)	—	(25,269)	—
Total costs and expenses	140,048	160,960	315,527	334,579
Operating income (loss)	$19,726	$(2,097)	$14,649	$(3,607)
Total Outlet stores			159	158
13-Week Period ended July 30, 2016 Compared to the 13-Week Period Ended August 1, 2015
Net Sales
Outlet net sales increased $0.9 million, or 0.6%, to $159.8 million in the second quarter of 2016 from $158.9 million in the second quarter of 2015. The increase was primarily due to new store sales (net of closures) partially offset by a 0.5% comparable stores sales decrease.
The Comparable store sales decrease of 0.5% was primarily due to lower sales in apparel and mattresses due to a decrease in product supply from Sears Holdings and lower lawn and garden sales primarily impacted by unfavorable weather conditions. These declines were partially offset by improved home appliance sales driven by an increase in inventory position.
Gross Margin

Gross margin was $31.5 million, or 19.7% of net sales, in the second quarter of 2016 compared to $38.1 million, or 24.0% of net sales, in the second quarter of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales and higher occupancy costs due to more Company-operated stores. The impact of occupancy costs reduced the gross margin rate 797 basis points in the second quarter of 2016 compared to a reduction of 664 basis points in the second quarter of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $35.3 million, or 22.1% of net sales, in the second quarter of 2016 from $39.0 million, or 24.5% of net sales, in the prior-year comparable quarter. The decrease was primarily due to the impact of operating a higher number of company operated stores resulting in lower commissions paid to franchisees partially offset by higher payroll and benefits expense.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.
Operating Loss

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

We recorded operating income of $19.7 million and an operating loss of $2.1 million in the second quarters of 2016 and 2015, respectively. The increase in operating income was primarily due to the $25.3 million gain on the sale of assets and lower selling and administrative expenses partially offset by lower gross margin.

26-Week Period ended July 30, 2016 Compared to the 13-Week Period Ended August 1, 2015
Net Sales
Outlet Net sales decreased $0.8 million, or 0.2%, to $330.2 million in the first two quarters of 2016 from $331.0 million in the first two quarters of 2015. The decrease was primarily due to a 1.9% comparable store sales decrease, $0.6 million lower initial franchise revenues, and lower delivery revenues, partially offset by the impact of new stores (net of closed stores).
The Comparable store sales decrease of 1.9% was primarily due to lower sales in apparel and mattresses due to a decrease in product supply from Sears Holdings and lower lawn and garden sales primarily impacted by unfavorable weather conditions. These declines were partially offset by higher sales in home furnishings and higher sales in home appliances driven by an increase in inventory position.
Gross Margin

Gross margin was $65.2 million, or 19.8% of net sales, in the first two quarters of 2016 compared to $78.9 million, or 23.8% of net sales, in the first two quarters of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales, higher occupancy costs due to a higher number of Company-operated locations, and $4.5 million higher shrink resulting from a $3.4 million physical inventory charge in the first quarter of 2016. These increases were partially offset by $2.4 million from the Merchandising Net Benefit included in first quarter 2016 gross margin. The combined impact of occupancy costs, the Merchandising Net Benefit, and shrink reduced the gross margin rate 846 basis points in the first two quarters of 2016 compared to a reduction of 633 basis points in the first two quarters of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $72.4 million, or 21.9% of net sales, in the first two quarters of 2016 from $80.1 million, or 24.2% of net sales, in the prior-year comparable quarter. The decrease was primarily due to the impact of operating a higher number of Company-operated stores resulting in lower commissions paid to franchisees partially offset by higher payroll and benefits expense.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Income (Loss)

We recorded operating income of $14.6 million and an operating loss of $3.6 million in the first two quarters of 2016 and 2015, respectively. The increase in operating income was primarily due to the $25.3 million gain on the sale of assets, lower selling and administrative expenses, and the $2.4 million Merchandising Net Benefit partially offset by lower gross margin (including the impact of a lower gross margin rate and higher shrink).

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $18.7 million as of July 30, 2016, $23.4 million as of August 1, 2015, and $18.2 million as of January 30, 2016.
For the first two quarters of 2016 we funded ongoing operations with cash on-hand, proceeds from asset sales and cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation and capital expenditures and for general corporate purposes.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

Cash Flows from Operating Activities
For the 26 weeks ended July 30, 2016 cash used in operating activities was $21.2 million compared to $80.2 million generated for the 26 weeks ended August 1, 2015. The decrease in operating cash flow was due predominately to a decrease in Payables to Sears Holdings (primarily driven by accelerated payment terms in exchange for early payment cash discounts) and a decrease Merchandise payables along with lower net income excluding the $25.3 million gain on asset sale.

Total merchandise inventories were $427.2 million at July 30, 2016 and $431.4 million at August 1, 2015. Merchandise inventories declined $25.3 million in Hometown and increased $21.1 million in Outlet. The decrease in Hometown was primarily due to store closures. Outlet's increase was primarily driven by growth in sourcing relationships for out-of-box appliances from sources other than Sears Holdings, which was partially offset by reduced apparel and mattress receipts from Sears Holdings.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 78% and 84% of total purchases of all inventory from all vendors for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statement Regarding Forward-Looking Information " in this Quarterly Report on Form 10-Q.

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
Cash Flows from Investing Activities
Cash provided by investing activities was $19.2 million for the 26 weeks ended July 30, 2016 compared to $2.5 million used for the 26 weeks ended August 1, 2015. Both periods included purchases of property and equipment along with $26.1 million in proceeds from asset sales in the second quarter of 2016.
Cash Flows from Financing Activities
Cash provided by financing activities was $2.4 million for the 26 weeks ended July 30, 2016 compared to $74.0 million used during the 26 weeks ended August 1, 2015. The increase of $76.4 million in cash provided by financing activities was primarily due to an increase of $2.1 million in net borrowings under our Senior ABL Facility in 2016 compared to a $74.0 million of payments in 2015.
Financing Arrangement
As of July 30, 2016 we had $70.4 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides for maximum borrowings (subject to availability under a borrowing base) up to the aggregate commitments of all of the lenders, which as of July 30, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of July 30, 2016 was $173.9 million with $5.7 million of letters of credit outstanding under the facility.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.48% at July 30, 2016, or (2) an alternate base rate plus a borrowing margin, approximately 4.50% at July 30, 2016, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
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

The Senior ABL Facility limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends to its stockholders and may repurchase stock if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase, (ii) payment of the cash dividend or the stock repurchase is not made with the proceeds of any credit extension under the Senior ABL Facility, (iii) during the 120-day period prior to declaration and payment of the cash dividend or the stock repurchase, no credit extension was outstanding under the Senior ABL Facility, and (iv) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that, on a pro forma and projected basis, no credit extensions would be outstanding under the Senior ABL Facility for the 120-day period following the declaration and payment of the cash dividend or the stock repurchase. No default or event of default presently exists. At July 30, 2016 we did not meet either of the foregoing conditions and as a result the Senior ABL Facility does not permit us to pay cash dividends or repurchase our common stock.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of July 30, 2016 we were in compliance with all covenants under the Senior ABL Facility.
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

Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As of July 30, 2016, we had cash and cash equivalents of $18.7 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We have entered into discussions with the Administrative Agent/Collateral Agent for the Senior ABL Facility regarding its extension, on terms and conditions to be negotiated, beyond its current maturity. While we believe that the outcome of these discussions and negotiations will be beneficial to the Company, we cannot predict the end results with any certainty.
Capital lease obligations as of July 30, 2016 and August 1, 2015 were $0.8 million and $0.3 million, respectively.
Off-Balance Sheet Arrangements
As of July 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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

We expect to incur increases in corporate expenses in 2016 and in fiscal 2017 as a result of the BPO.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure will aid the understanding of our financial condition and results of operations. Selling and administrative expenses related to the BPO ("IT transformation investments") were $6.5 million and $4.6 million in the first two quarters of 2016 and 2015, respectively.

The migration to the new infrastructure and systems involves significant risks for us, such as with respect to, among other things, the following: conversion and migration of data; availability and customization of solutions; availability of Company

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "forward-looking statements"). Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.
The following factors, among others, could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: the possible material adverse effects on SHO if Sears Holdings’ financial condition were to significantly deteriorate, including if as a consequence Sears Holdings were to choose to seek the protection of the U.S. bankruptcy laws; our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 30, 2016 and August 1, 2015

customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement the BPO in accordance with our plans and expectations (see the risks described in "Business Process Outsourcing and Information Systems" in this Item 2); limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 and 26 weeks ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2015 10-K, which risks should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At July 30, 2016 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 13 weeks ended July 30, 2016. As of July 30, 2016 we had approximately $12.5 million of remaining authorization under the repurchase program.
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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President, Chief Administrative Officer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 1, 2016

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Amended and Restated Merchandising Agreement dated May 11, 2016 between (1) Sears, Roebuck and Co., Sears Holdings Corporation, and Kmart Corporation, and (2) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.2
Amendment No. 4 to Merchandising Agreement dated May 11, 2016 between (1) Sears, Roebuck and Co., Sears Holdings Corporation, and Kmart Corporation, and (2) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.3
Amendment No. 4 to Services Agreement dated May 11, 2016 between Registrant and Sears Holdings Management Corporation (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

*10.4	Amendment No. 5 to Services Agreement dated July 25, 2016 between Registrant and Sears Holdings Management Corporation.
10.5
Amendment No. 1 to Supplemental Agreement dated May 11, 2016 between Registrant and Sears Holdings Corporation. (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.6
Amendment No. 1 to Employee Transition and Administrative Services Agreement dated May 11, 2016 between (1) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. (2) and Sears Holdings Management Corporation (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.7
Amendment No. 2 to Store License Agreement (Outlet) dated May 11, 2016 between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. (incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.8
Amendment No. 1 to Shop Your Way Rewards Retail Establishment Agreement dated May 11, 2016 between Registrant and Sears Holdings Management Corporation (incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

*10.9	Amendment No. 1 to Trademark License Agreement dated May 11, 2016 between Registrant and Sears, Roebuck and Co.
10.10
Agreement of Purchase and Sale dated May 19, 2016 between Sears Outlet Stores, L.L.C. and LIT-Acquisitions, L.L.C. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 25, 2016 (File No. 001-35641)).

*10.11	First Amendment to Agreement of Purchase and Sale dated July 1, 2016 between Sears Outlet Stores, L.L.C. and LIT-Acquisitions, L.L.C.
*10.12	Second Amendment to Agreement of Purchase and Sale dated July 20, 2016 between Sears Outlet Stores, L.L.C. and LIT-Acquisitions, L.L.C.
*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 30, 2016 and August 1, 2015; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at July 30, 2016, August 1, 2015, and January 30, 2016; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 and 26 Weeks Ended July 30, 2016 and August 1, 2015; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 26 Weeks Ended July 30, 2016 and August 1, 2015; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith.

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.