Form 10-Q
period 2016-10-29
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2016-12-01
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2016, the registrant had 22,716,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
NET SALES	$487,795	$547,143	$1,581,164	$1,749,522
COSTS AND EXPENSES
Cost of sales and occupancy	392,562	429,361	1,254,860	1,350,021
Selling and administrative	109,158	125,409	345,958	400,039
Depreciation and amortization	3,188	2,271	9,738	6,296
Gain on the sale of assets	—	—	(25,269)	—
Total costs and expenses	504,908	557,041	1,585,287	1,756,356
Operating loss	(17,113)	(9,898)	(4,123)	(6,834)
Interest expense	(840)	(587)	(2,492)	(1,982)
Other income	373	721	1,148	1,963
Loss before income taxes	(17,580)	(9,764)	(5,467)	(6,853)
Income tax (expense) benefit	(75,617)	4,221	(80,658)	2,197
NET LOSS	$(93,197)	$(5,543)	$(86,125)	$(4,656)

NET LOSS PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(4.11)	$(0.24)	$(3.80)	$(0.21)
Diluted:	$(4.11)	$(0.24)	$(3.80)	$(0.21)

Basic weighted average common shares outstanding	22,702	22,666	22,688	22,666
Diluted weighted average common shares outstanding	22,702	22,666	22,688	22,666

See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	October 29, 2016	October 31, 2015	January 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,525	$22,139	$18,244
Accounts and franchisee receivables, net	20,577	18,293	11,753
Merchandise inventories	424,714	448,443	434,846
Prepaid expenses and other current assets	9,404	17,187	22,176
Total current assets	470,220	506,062	487,019
PROPERTY AND EQUIPMENT, net	50,053	52,873	49,315
INTANGIBLE ASSETS, net	1,869	—	4,377
LONG-TERM DEFERRED TAXES	—	52,652	79,141
OTHER ASSETS, net	13,067	42,337	13,981
TOTAL ASSETS	$535,209	$653,924	$633,833
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$91,900	$47,400	$68,300
Payable to Sears Holdings Corporation	19,889	81,422	54,126
Accounts payable	39,189	45,558	39,762
Other current liabilities	64,772	59,859	66,466
Total current liabilities	215,750	234,239	228,654
OTHER LONG-TERM LIABILITIES	2,984	2,291	2,670
TOTAL LIABILITIES	218,734	236,530	231,324
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	316,475	417,394	402,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$535,209	$653,924	$633,833
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,125)	$(4,656)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	9,738	6,296
Share-based compensation	91	(236)
Deferred income taxes	79,141	4,150
Gain on the sale of assets	(25,269)	—
(Recoveries) provision for losses on franchisee receivables	(725)	486
Change in operating assets and liabilities:
Accounts and franchisee receivables	(7,283)	(2,707)
Merchandise inventories	10,132	(5,700)
Payable to Sears Holdings Corporation	(34,237)	20,333
Accounts payable	(573)	30,670
Customer deposits	3,372	(3,130)
Other operating assets	2,193	(1,191)
Other operating liabilities	5,427	1,920
Net cash (used) provided by operating activities	(44,118)	46,235
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets	26,073	—
Purchases of property and equipment	(8,600)	(7,142)
Net cash provided (used) in investing activities	17,473	(7,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from capital lease obligations	326	—
Net short-term borrowings (payments)	23,600	(36,700)
Net cash provided (used) in financing activities	23,926	(36,700)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,719)	2,393
CASH AND CASH EQUIVALENTS—Beginning of period	18,244	19,746
CASH AND CASH EQUIVALENTS—End of period	$15,525	$22,139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,557	$2,040
Cash refunded for income taxes	$(9,430)	$(2,395)
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net loss	—	—	—	(4,656)	(4,656)
Share-based compensation	(14)	—	(236)	—	(236)
Balance at October 31, 2015	22,722	$227	$547,652	$(130,485)	$417,394

Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
Net loss	—	—	—	(86,125)	(86,125)
Share-based compensation	(6)	—	91		91
Balance at October 29, 2016	22,716	$227	$555,463	$(239,215)	$316,475
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of October 29, 2016 the Company or its dealers and franchisees operated a total of 1,115 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.
Basis of Presentation
These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the first, second, and third quarters ended October 29, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "2015 10-K").
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
Cash and cash equivalents, merchandise payables, accrued expenses (level 1), accounts and franchisee notes receivable, and short-term debt (level 2) are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a nonrecurring basis.

The Company was not required to measure any other significant non-financial asset or liability at fair value as of October 29, 2016.
Recent Accounting Pronouncements
Stock-based Compensation

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

Leases
In February 2016, the FASB issued an accounting standards update (ASU 2016-02, Topic 842) which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update (ASU 2015-17, Topic 740) which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as non-current in a classified statement of financial position. As permitted, the Company early adopted the update beginning in the fourth quarter of our fiscal year ended January 30, 2016 ("2015") utilizing prospective application and prior periods were not retrospectively adjusted. The impact of this update was a reclassification of $11.0 million of short-term deferred income tax assets from Prepaid expenses and other current assets to Long-term deferred tax assets as of January 30, 2016. See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the $75.6 million valuation allowance that we recorded for the quarter ended October 29, 2016 to fully reserve our deferred tax asset balance.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

customer would account for fees related to the software license element consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. As permitted, the Company early adopted this update prospectively beginning in the fourth quarter of fiscal 2015. As discussed in Note 10 to the audited consolidated financial statements in the 2015 10-K, in the fourth quarter of 2015 the Company reevaluated its accounting for the previously announced IT transformation project that began in the first quarter of 2015 by considering the existing literature in ASC 350-40, “Goodwill - Intangibles and Other - Internal - Use Software,” and the recently issued FASB update, ASU 2015-05, “Intangibles -- Goodwill and Other - Internal Use Software, Customer's Accounting For Fees Paid in a Cloud Computing Arrangement.” Based on this evaluation the Company determined that the IT transformation costs are accounted for under a service model, where costs are expensed as services are provided rather than capitalized.

Accordingly, in the fourth quarter of 2015 the Company expensed $6.3 million of IT transformation costs that had been previously capitalized during the first three quarters of 2015. Transformation costs capitalized in each of the first, second, and third quarters of 2015 were $1.2 million, $2.7 million, and $2.4 million, respectively; no similar costs were incurred in prior years. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, the Company assessed the materiality of these items and determined that for each of the quarters in 2015 the items were immaterial.

The unaudited quarterly condensed consolidated statements of operations and cash flows for the thirteen and thirty nine weeks ended October 31, 2015 and the condensed consolidated balance sheet as of October 31, 2015 reflect the changes as disclosed in Note 10 to the audited consolidated financial statements in the 2015 10-K.

Debt Issuance Costs
In April 2015, the FASB issued an accounting standards update (ASU 2015-03, Subtopic 835-30) which simplifies the presentation of debt-issuance costs by requiring that these costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, which is consistent with the accounting for discounts and premiums. In August 2015, the FASB issued an accounting standards update about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, and allows for the presentation of debt issuance costs as an asset regardless of whether there is an outstanding balance on the line-of-credit arrangement. The Company continued to report unamortized debt-issuance costs related to the Senior ABL Facility of $1.0 million, $1.3 million and $1.1 million at October 29, 2016, October 31, 2015, and January 30, 2016, respectively, within other assets.

Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued an accounting standards update (ASU 2014-15, Subtopic 205-40) which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company in the fourth quarter of our fiscal year ending January 28, 2017 ("2016"). The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update (ASU 2014-09, Topic 606) which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company in the first quarter of 2018 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. In May 2016, FASB issued another accounting standards update (ASU 2016-12, Topic 606) which amends certain aspects of the Board's revenue standard, ASU 2014-09, "Revenue From Contracts With Customers." The Company is evaluating the effect of adopting these new standards and has not yet determined the method by which the standards will be adopted.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Classification of Certain Cash Flows Receipts and Cash Payments

In August 2016, the FASB issued an accounting standards update (ASU 2016-15, Topic 230) which amended ASC 230. The update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is a result of consensus reached by the FASB's Emerging Issues Task Force (EITF) on issues related to eight types of cash flows, including: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero coupon bonds, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity-method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. The pronouncement becomes effective for fiscal years beginning after December 15, 2017 (which will be the Company's 2018 fiscal year) and interim periods within those fiscal years. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	October 29, 2016	October 31, 2015	January 30, 2016
Short-term franchisee receivables	$2,203	$5,068	$2,376
Miscellaneous receivables	19,604	13,601	10,754
Long-term franchisee receivables	20,455	44,569	23,068
Other assets	1,615	1,699	1,677
Allowance for losses on short-term franchisee receivables (1)	(1,230)	(379)	(1,377)
Allowance for losses on long-term franchisee receivables (1)	(9,003)	(3,928)	(10,764)
Total Accounts and franchisee receivables and other assets	$33,644	$60,630	$25,734

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

NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following:

	39 Weeks Ended	39 Weeks Ended	52 Weeks Ended
Thousands	October 29, 2016	October 31, 2015	January 30, 2016
Allowance for losses on franchisee receivables, beginning of period	$12,141	$11,368	$11,368
Expense (recoveries) during the period	(725)	486	25,426
Write off of franchisee receivables	(1,458)	(7,547)	(24,653)
Other	275	—	—
Allowance for losses on franchisee receivables, end of period	$10,233	$4,307	$12,141

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	October 29, 2016	October 31, 2015	January 30, 2016
Customer deposits	$27,631	$27,110	$24,259
Sales and other taxes	13,303	14,672	12,880
Accrued expenses	19,306	10,938	23,865
Payroll and related items	6,992	7,432	6,563
Severance and executive transition costs	524	1,998	1,569
Total Other current and long-term liabilities	$67,756	$62,150	$69,136

NOTE 5—INTANGIBLE ASSETS
Intangible assets consist of the following:

Thousands	October 29, 2016	October 31, 2015	January 30, 2016
Reacquisition rights	$4,377	$—	$6,100
Less: accumulated amortization expense	(2,508)	—	(1,723)
Total Intangible assets, net	$1,869	$—	$4,377

In the fourth quarter of 2015 the Company repurchased 58 franchised locations. In the first three quarters of 2016 the Company repurchased 11 franchised locations.These repurchase transactions included the execution of definitive asset purchase and termination agreements that terminated the franchise agreements and sublease arrangements for those locations. These repurchase transactions also required the Company to purchase store furniture, fixtures, and equipment. The franchisees of the affected locations were obligors on promissory notes payable to the Company and, as part of the repurchase transactions, the Company wrote off the franchisee note receivable balances net of the value of the Company's reacquisition rights and the value of the furniture, fixtures, and equipment that the Company purchased. Reacquisition rights were recorded at estimated fair value using the income approach.

Reacquisition rights are definite-life assets and, as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets with a weighted-average amortization period of 2.3 years. Amortization expense for reacquisition rights was $2.5 million and $0.1 million for the nine months ended October 29, 2016 and October 31, 2015, respectively. Amortization expense is estimated to be $0.3 million for the remainder of 2016, $1.2 million in 2017, $0.3 million in 2018, and $0.1 million in 2019.
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 39 Weeks ended October 29, 2016 and October 31, 2015, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the benefit of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the expected cumulative loss for the three years ended January 28, 2017. In addition, based on year to date results through October 29, 2016, management has reduced the Company's forecast for the year ending January 28, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for the future.

On the basis of this analysis, for the quarter ended October 29, 2016, a valuation allowance of $75.6 million was recorded for the full amount of the deferred tax assets. The valuation allowance was recorded as a non-cash charge to income tax expense. The amount of the deferred tax asset considered realizable, however, could be adjusted based on several factors including, if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of October 29, 2016 the Company's net deferred tax asset balance was $0.0 million compared to $61.0 million as of October 31, 2015 and $79.1 million as of January 30, 2016. At October 29, 2016, October 31, 2015, and January 30, 2016, the Company had a valuation allowance of $76.5 million, $0.1 million and $0.8 million, respectively, to record the portion of the deferred tax asset that more likely than not will be realized. For October 29, 2016, the valuation allowance reduces the total net deferred tax asset since it does not meet the more likely than not test for realizability. The October 31, 2015 and January 30, 2016 valuation allowance reduces the US foreign tax credit and Puerto Rico AMT credit based on the determination that it is no longer probable that sufficient future foreign source income and Puerto Rico taxable income would be available to realize these deferred tax assets. Management will continue to evaluate objective and subjective evidence for changes in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

We file federal, state and city income tax returns in the United States and foreign tax returns in Puerto Rico. SHO was also a part of the Sears Holdings' combined state returns for the years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits.
NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 57% of our outstanding shares of common stock and approximately 50% of Sears Holdings' outstanding shares of common stock. Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
SHO and Sears Holdings have entered into various agreements (as amended, the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for amendments entered into after the Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. On May 11, 2016, SHO and Sears Holdings entered into amendments to most of the SHO-Sears Holdings Agreements. The amendments are referred to in our Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on May 17, 2016.

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

•
We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by subsidiaries of Sears Holdings, together the "KCD Marks"). The royalty rates vary but none exceeds 6%.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Thousands
Net Commissions from Sears Holdings	$20,878	$22,217	$65,270	$70,783
Purchases related to cost of sales and occupancy	282,949	337,228	899,037	1,072,022
Services included in selling and administrative	19,163	21,532	59,475	67,848

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO-Sears Holdings Agreements, from May 1, 2016 through July 31, 2016 the Company agreed to pay invoices on three-day terms and deducted from each invoice an early-payment discount of 37 basis points. Since July 31, 2016 the Company has chosen to continue this three-day payment arrangement, however the Company can, in its sole discretion, revert to ten-day, no-discount payment terms at any time upon notice to Sears Holdings. The discount received for the three-day payment arrangement, less incremental interest expense, has resulted in a net financial benefit to the Company. At the request of Sears Holdings (1) the Company advanced Sears Holdings $20 million on October 14, 2016 for merchandise received by SHO before an invoice was received from Sears Holdings for the merchandise, (2) with Sears Holdings' agreement the Company deducted $0.1 million from each weekly invoice received by the Company after October 14, 2016 from Sears Holdings as an early-payment discount (37 basis points) with respect to the $20 million advance, and (3) Sears Holdings repaid to the Company $20 million on November 28, 2016. The arrangement described in the previous sentence resulted in a financial benefit to the Company of $1.8 million and $2.7 million for the 13 and 39 weeks ended October 29, 2016, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded real estate occupancy payments of $0.2 million and $0.2 million for the third quarters of 2016 and 2015, respectively, to Seritage Growth Properties, a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 8—FINANCING ARRANGEMENT

As of October 29, 2016 we had $91.9 million outstanding under our asset-based senior secured revolving credit facility with a group of financial institutions (the "Senior ABL Facility”), which approximated the fair value of these borrowings. The Senior ABL Facility provides for maximum borrowings (subject to availability under a borrowing base) up to the aggregate commitments of all of the lenders, which as of October 29, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 29, 2016 was $152.1 million, with $6.0 million of letters of credit outstanding under the facility.
The principal terms of the Senior ABL Facility are summarized below. See Note 14 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the Company's Amended and Restated Credit Agreement, which amends and restates the Senior ABL Facility effective as of November 1, 2016.
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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.53% at October 29, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at October 29, 2016.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to specified exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make specified restricted payments, make prepayments on other indebtedness, engage in mergers, or change the nature of our business.
The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of October 29, 2016, SHO was in compliance with all covenants under the Senior ABL Facility.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. The net sales categories include appliances, lawn and garden, tools and paint, and other (which includes initial franchise revenue). Initial franchise revenues were $0.1 million and $0.1 million for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. With respect to the 39 weeks ending October 29, 2016 and October 31, 2015, initial franchise revenues (expenses) were ($0.2) million and $0.3 million, respectively. Initial franchise revenue consists of franchise fees paid with respect to new or existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees.

	13 Weeks Ended October 29, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$243,670	$122,630	$366,300
Lawn and garden	49,654	5,214	54,868
Tools and paint	29,614	3,853	33,467
Other	16,601	16,559	33,160
Total	339,539	148,256	487,795
Costs and expenses
Cost of sales and occupancy	271,254	121,308	392,562
Selling and administrative	76,436	32,722	109,158
Depreciation and amortization	1,339	1,849	3,188
Total	349,029	155,879	504,908
Operating loss	$(9,490)	$(7,623)	$(17,113)
Total assets	$347,277	$187,932	$535,209
Capital expenditures	$1,376	$386	$1,762

	13 Weeks Ended October 31, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$263,853	$136,975	$400,828
Lawn and garden	51,907	6,085	57,992
Tools and paint	36,758	4,220	40,978
Other	27,322	20,023	47,345
Total	379,840	167,303	547,143
Costs and expenses
Cost of sales and occupancy	301,966	127,395	429,361
Selling and administrative	87,418	37,991	125,409
Depreciation and amortization	935	1,336	2,271
Total	390,319	166,722	557,041
Operating income (loss)	$(10,479)	$581	$(9,898)
Total assets	$435,720	$218,204	$653,924
Capital expenditures	$2,664	$1,935	$4,599

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	39 Weeks Ended October 29, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$734,050	$394,397	$1,128,447
Lawn and garden	219,267	16,773	236,040
Tools and paint	97,100	12,822	109,922
Other	52,315	54,440	106,755
Total	1,102,732	478,432	1,581,164
Costs and expenses
Cost of sales and occupancy	868,623	386,237	1,254,860
Selling and administrative	240,843	105,115	345,958
Depreciation and amortization	4,415	5,323	9,738
Gain on the sale of assets	—	(25,269)	(25,269)
Total	1,113,881	471,406	1,585,287
Operating income (loss)	$(11,149)	$7,026	$(4,123)
Total assets	$347,277	$187,932	$535,209
Capital expenditures	$5,950	$2,650	$8,600

	39 Weeks Ended October 31, 2015
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$805,791	$401,954	$1,207,745
Lawn and garden	256,453	18,779	275,232
Tools and paint	118,432	12,862	131,294
Other	70,571	64,680	135,251
Total	1,251,247	498,275	1,749,522
Costs and expenses
Cost of sales and occupancy	970,586	379,435	1,350,021
Selling and administrative	281,998	118,041	400,039
Depreciation and amortization	2,471	3,825	6,296
Total	1,255,055	501,301	1,756,356
Operating loss	$(3,808)	$(3,026)	$(6,834)
Total assets	$435,720	$218,204	$653,924
Capital expenditures	$4,955	$2,187	$7,142

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

NOTE 11— INCOME (LOSS) PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted income (loss) per common share also includes the dilutive effect of potential common shares. However in the periods where the Company records a net loss the diluted per share amount is equal to the basic per share amount, as such dilution would be considered anti-dilutive.

The following table sets forth the components used to calculate basic loss per common share attributable to our stockholders.

	39 Weeks Ended	39 Weeks Ended
	October 29, 2016	October 31, 2015
Thousands except income per common share
Basic weighted average shares	22,688	22,666

Diluted weighted average shares	22,688	22,666

Net loss	$(86,125)	$(4,656)

Loss per common share:

Basic	$(3.80)	$(0.21)

Diluted	$(3.80)	$(0.21)

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

During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of October 29, 2016, 28,237 of these stock units had been forfeited. The remaining 131,238 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first three quarters of 2016, we recorded $0.1 million in total compensation expense for 50,530 shares of restricted stock (of which 36,530 shares had vested as of May 16, 2016) and 131,238 stock units. At October 29, 2016 we had $0.1 million in total unrecognized compensation cost related to the remaining non-vested restricted stock, which cost we expect to recognize over the next year. With respect to the remaining non-vested stock units, we had $0.3 million in total unrecognized compensation expense, which we expect to recognize over approximately the next year.

The fair value of our outstanding restricted stock is equal to the market price of our common stock on the date of grant. Changes in restricted-stock awards for 2016 were as follows:

	39 Weeks Ended October 29, 2016
(Shares in Thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	56	$35.68
Granted	—	—
Vested	(36)	44.45
Forfeited	(6)	44.45
Balance at 10/29/2016	14	$9.38

    The fair value of our outstanding stock units will vary based on changes in our stock price at each reporting period.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Repurchase Program
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At October 29, 2016, the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock. See Note 14 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the Company's Amended and Restated Credit Agreement, which amends and restates the Senior ABL Facility effective as of November 1, 2016. The Amended and Restated Credit Agreement provides that, upon the Company's satisfaction of specified conditions, the Company is permitted to make share repurchases and other restricted payments up to $37.5 million per year and $75 million in total.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 39 weeks ended October 29, 2016. At October 29, 2016, we had approximately $12.5 million of remaining authorization under the repurchase program.
NOTE 13—SALE OF ASSETS

On July 27, 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million when the sale was completed in accordance with the terms and conditions of the Purchase and Sale Agreement.

NOTE 14—SUBSEQUENT EVENTS

Amended and Restated Credit Agreement

On November 7, 2016 the Company filed a Current Report on Form 8-K (File No. 001-35641) with the Securities and Exchange Commission (the "8-K"). The Company disclosed in the 8-K that it and its three operating subsidiaries entered into an Amended and Restated Credit Agreement, dated as of November 1, 2016, with a syndicate of lenders, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "New Credit Agreement"). The New Credit Agreement amends and restates the Senior ABL Facility effective as of November 1, 2016. The New Credit Agreement provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the "Extended Commitments") and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the "Non-Extended Commitments"). The New Credit Agreement was included as an exhibit to the 8-K.

The Extended Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified SHO-Sears Holdings Agreements (the "Specified Agreements"), unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the New Credit Agreement (the "Agent"). The Non-Extended Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Specified Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the Agent.

The New Credit Agreement is secured by a first lien security interest on substantially all the assets of the Company and its subsidiaries. The New Credit Agreement includes a number of negative and affirmative covenants and customary events of default.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Store Closings

We continue to take proactive steps to make the best use of capital and reduce costs. In the fourth quarter of 2016, we anticipate closing approximately 100 locations (90 Hometown; 10 Outlet) resulting in one-time charges of $17.0 million to $19.0 million related to inventory markdowns, future rent obligations, and impairment of fixed assets. These closings will also free up approximately $30.0 million to $40.0 million of net working capital.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

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
Executive Overview
We are a national retailer primarily focused on selling home appliances, hardware, tools, and lawn and garden equipment. As of October 29, 2016, we or our dealers and franchisees operated a total of 1,115 stores across all 50 states, Puerto Rico, and Bermuda. In the third quarter of 2016, the Company opened 4 stores and closed 12 stores.
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

As of October 29, 2016 Hometown consisted of 956 stores as follows:

•
837 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
42 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	77 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of October 29, 2016, Hometown consisted of 830 dealer-operated stores, 58 franchisee-operated stores, and 68 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.
As of October 29, 2016, 38 of the Company's 159 Outlet stores were operated by franchisees.
Dealers and franchisees exercise control over the day-to-day operations of their stores, make capital decisions regarding their stores, and exclusively make all hiring, compensation, benefits, termination, and other decisions regarding the terms and conditions of employment, and exclusively establish all employment policies, procedures, and practices with respect to employees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

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
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. Beginning in the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension continued through the third quarter of 2016. Initial franchise revenues, which include the net gain or loss on related transfers of assets to franchisees, were ($0.2) million in the first three quarters of 2016 and $0.3 million in the first three quarters of 2015.

	13 Weeks Ended		39 Weeks Ended
Thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Hometown	$—	$—	$—	$(108)
Outlet	6	13	(194)	448
Total initial franchise revenues	$6	$13	$(194)	$340

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

Shared Vendor Funds
In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the third quarter of 2016 Sears Holdings' subsidy collections were lower compared to the third quarter of 2015 and SHO's portion of the collected subsidies during the third quarter of 2016 were unfavorably impacted by $1.3 million as a result, we believe, of changes in Sears Holdings' relationships with vendors. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the third quarter of 2016 Sears Holdings earned higher cash discounts compared to the third quarter of 2015,

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

and SHO's portion of the earned cash discounts during the third quarter of 2016 were favorably impacted by $5.6 million. Sears Holdings is responsible for the collection of the merchandise subsidies that it has negotiated with its merchandise vendors, and Sears Holdings determines the extent to which it will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings and SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same, or continue to increase. If SHO's portion of merchandise subsidies collected by Sears Holdings were to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015.

	13 Weeks Ended		39 Weeks Ended
Thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
NET SALES	$487,795	$547,143	$1,581,164	$1,749,522
COSTS AND EXPENSES
Cost of sales and occupancy	392,562	429,361	1,254,860	1,350,021
Gross margin dollars	95,233	117,782	326,304	399,501
Margin rate	19.5%	21.5%	20.6%	22.8%
Selling and administrative	109,158	125,409	345,958	400,039
Selling and administrative expense as a percentage of net sales	22.4%	22.9%	21.9%	22.9%
Depreciation and amortization	3,188	2,271	9,738	6,296
Gain on the sale of assets	—	—	(25,269)	—
Total costs and expenses	504,908	557,041	1,585,287	1,756,356
Operating loss	(17,113)	(9,898)	(4,123)	(6,834)
Interest expense	(840)	(587)	(2,492)	(1,982)
Other income	373	721	1,148	1,963
Loss before income taxes	(17,580)	(9,764)	(5,467)	(6,853)
Income tax (expense) benefit	(75,617)	4,221	(80,658)	2,197
NET LOSS	$(93,197)	$(5,543)	$(86,125)	$(4,656)
Comparable Store Sales

Comparable store sales include merchandise sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores but excluding store relocations and stores that have undergone format changes.  Comparable store sales include online transactions fulfilled and recorded by SHO and give effect to the change in the unshipped sales reserves recorded at the end of each reporting period.

Net Loss
We recorded a net loss of $93.2 million for the third quarter of 2016 compared to a net loss of $5.5 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed below in this Item 2 in

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

addition to higher income tax expense. Income tax expense of $75.6 million, comprised primarily of the valuation allowance on deferred tax assets, and a benefit of $4.2 million were recorded in the third quarters of 2016 and 2015, respectively.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net loss	$(93,197)	$(5,543)	$(86,125)	$(4,656)
Income tax expense (benefit)	75,617	(4,221)	80,658	(2,197)
Other income	(373)	(721)	(1,148)	(1,963)
Interest expense	840	587	2,492	1,982
Operating loss	(17,113)	(9,898)	(4,123)	(6,834)
Depreciation and amortization	3,188	2,271	9,738	6,296
Gain on the sale of assets	—	—	(25,269)	—
Severance and executive transition costs	—	—	—	1,066
Initial franchise revenues net of (recoveries of) provision for losses	(98)	110	(381)	145
IT transformation investments	2,512	2,947	8,985	7,592
Adjusted EBITDA	$(11,511)	$(4,570)	$(11,050)	$8,265

13-Week Period Ended October 29, 2016 Compared to the 13-Week Period Ended October 31, 2015
Net Sales

Net sales in the third quarter of 2016 decreased $59.3 million, or 10.8%, to $487.8 million from the third quarter of 2015. This decrease was driven primarily by a 6.0% decrease in comparable store sales and the impact of closed stores (net of new store openings).

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Comparable store sales were down 3.2% and 11.9% in Hometown and Outlet, respectively. The consolidated comparable store sales decrease of 6.0% was primarily due to lower sales of appliances resulting from an aggressive promotional environment, and lower apparel sales in Outlet due to a decrease in product supply from Sears Holdings. These decreases were partially offset by higher lawn and garden sales in Hometown due to warmer weather in key markets extending the fall clean-up season.

Gross Margin

Gross margin was $95.2 million, or 19.5% of net sales, in the third quarter of 2016 compared to $117.8 million, or 21.5% of net sales, in the third quarter of 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to a higher number of Company-operated locations, lower margin on merchandise sales, and $0.9 million higher shrink resulting from Outlet physical inventory results partially offset by improvements in protection agreement margin. The total impact of occupancy costs and shrink reduced gross margin 440 basis points in the third quarter of 2016 compared to a reduction of 300 basis points in the third quarter of 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $109.2 million, or 22.4% of net sales, in the third quarter of 2016 from $125.4 million, or 22.9% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume as a result of operating a higher number of Company-operated stores in 2016 and lower expenses due to stores closed (net of new store openings) since the fourth quarter of 2015. These declines were partially offset by higher payroll and benefits due to a higher number of Company-operated stores.

Operating Loss

We recorded an operating loss of $17.1 million and $9.9 million in the third quarters of 2016 and 2015, respectively. The increase in operating loss was primarily due to lower volume and a lower gross margin rate partially offset by a decrease in selling and administrative expenses.
Valuation Allowance on Deferred Tax Assets

In the third quarter of 2016, we recorded a $75.6 million non-cash valuation allowance on our deferred tax assets reducing the balance to zero. See Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the valuation allowance on deferred tax assets.
Income Taxes
Income tax expense of $75.6 million, comprised primarily of the valuation allowance on deferred tax assets, and a benefit of $4.2 million were recorded in the third quarters of 2016 and 2015, respectively.
Net Loss
We recorded a net loss of $93.2 million for the third quarter of 2016 compared to a net loss of $5.5 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

39-Week Period Ended October 29, 2016 Compared to the 39-Week Period Ended October 31, 2015
Net Sales

Net sales in the first three quarters of 2016 decreased $168.4 million, or 9.6%, to $1,581.2 million from the first three quarters of 2015. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 4.5% decrease in comparable store sales.

Comparable store sales were down 4.2% and 5.3% in Hometown and Outlet, respectively. The consolidated comparable store sales decrease of 4.5% was primarily due to the impact of an aggressive promotional environment in home appliances, lower lawn and garden sales in Hometown and Outlet primarily impacted by unfavorable weather conditions, and lower Outlet apparel and mattress sales due to a decrease in product supply from Sears Holdings.

Gross Margin

Gross margin was $326.3 million, or 20.6% of net sales, in the first three quarters of 2016 compared to $399.5 million, or 22.8% of net sales, in the first three quarters of 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to a higher number of Company-operated locations, lower margin on merchandise sales, and $8.5 million higher shrink resulting from $4.6 million physical inventory charges in Outlet in the first three quarters of 2016 and $4.7 million of physical inventory gains in Hometown in the first three quarters of 2015. The total impact of occupancy costs and shrink reduced gross margin 413 basis points in the first three quarters of 2016 compared to a reduction of 263 basis points in the first three quarters of 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $346.0 million, or 21.9% of net sales, in the first three quarters of 2016 from $400.0 million, or 22.9% of net sales, in the prior-year comparable period. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of Company-operated stores in 2016, lower expenses due to stores closed (net of new store openings) since the second quarter of 2015 partially offset by higher payroll and benefits due to a higher number of Company-operated stores.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Loss

We recorded an operating loss of $4.1 million and $6.8 million in the first three quarters of 2016 and 2015, respectively. The decrease in operating loss was primarily due to the $25.3 million gain on the sale of assets, lower selling and administrative expenses partially offset by lower gross margin (including the impact of lower volume and a lower gross margin rate partially driven by higher shrink).
Valuation Allowance on Deferred Tax Assets

In the third quarter of 2016, we recorded a $75.6 million non-cash valuation allowance on our deferred tax assets reducing the balance to zero. See Note 6 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the valuation allowance on deferred tax assets.
Income Taxes
We recorded income tax expense of $80.7 million, including the $75.6 million valuation allowance on deferred tax assets, and a $2.2 million benefit in the first three quarters of 2016 and 2015, respectively.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Net Loss
We recorded a net loss of $86.1 million for the first three quarters of 2016 compared to a net loss of $4.7 million for the prior-year comparable period. The increase in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$339,539	$379,840	$1,102,732	$1,251,247
Comparable store sales %	(3.2)%	1.1%	(4.2)%	(0.3)%
Cost of sales and occupancy	271,254	301,966	868,623	970,586
Gross margin dollars	68,285	77,874	234,109	280,661
Margin rate	20.1%	20.5%	21.2%	22.4%
Selling and administrative	76,436	87,418	240,843	281,998
Selling and administrative expense as a percentage of net sales	22.5%	23.0%	21.8%	22.5%
Depreciation and amortization	1,339	935	4,415	2,471
Total costs and expenses	349,029	390,319	1,113,881	1,255,055
Operating loss	$(9,490)	$(10,479)	$(11,149)	$(3,808)
Total Hometown stores			956	1,011
13-Week Period ended October 29, 2016 Compared to the 13-Week Period Ended October 31, 2015
Net Sales
Hometown net sales decreased $40.3 million, or 10.6%, to $339.5 million in the third quarter of 2016 from $379.8 million in the third quarter of 2015. The decrease was primarily due to the impact of closed stores (net of new stores) and a 3.2% comparable store sales decrease.
The comparable store sales decrease of 3.2% was primarily due to lower sales in appliances due to an aggressive promotional environment partially offset by higher lawn and garden sales in Hometown due to warmer weather in key markets extending the fall clean-up season.
Gross Margin

Gross margin was $68.3 million, or 20.1% of net sales, in the third quarter of 2016 compared to $77.9 million, or 20.5% of net sales, in the third quarter of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales and higher occupancy costs due to a higher number of Company-operated locations partially offset by an improvement in protection-agreement margin. The impact of occupancy costs on gross margin was 162 basis points reduction in the third quarter of 2016 compared to a 128 basis points reduction in the third quarter of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $76.4 million, or 22.5% of net sales, in the third quarter of 2016 from $87.4 million, or 23.0% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of Company-operated stores in 2016 and lower expenses due to stores closed (net of new store openings) since the fourth quarter of 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during 2016. If the allocation weighting for the third quarter of 2016 had been similar to the weighting for the prior-year comparable quarter we would have allocated an additional $0.3 million of Home Office overhead expenses to Hometown's selling and administrative expenses. We will continue to evaluate the allocation of Home Office overhead expenses on an annual basis.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Operating Loss

We recorded an operating loss of $9.5 million and $10.5 million in the third quarters of 2016 and 2015, respectively. The reduction in operating loss was primarily due to favorability in selling and administrative expense partially offset by lower gross margin (including the impact of lower volume and a lower gross margin rate).

39-Week Period ended October 29, 2016 Compared to the 39-Week Period Ended October 31, 2015
Net Sales
Hometown net sales decreased $148.5 million, or 11.9%, to $1,102.7 million in the first three quarters of 2016 from $1,251.2 million in the first three quarters of 2015. The decrease was primarily due to the impact of closed stores (net of new stores) and a 4.2% comparable store sales decrease.
The comparable store sales decrease of 4.2% was primarily due to the impact of an aggressive promotional environment on home appliances and lower lawn and garden sales primarily impacted by unfavorable weather conditions.
Gross Margin

Gross margin was $234.1 million, or 21.2% of net sales, in the first three quarters of 2016 compared to $280.7 million, or 22.4% of net sales, in the first three quarters of 2015. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales, higher occupancy costs due to a higher number of Company-operated locations, and $2.4 million higher shrink ($4.8 million of physical inventory gains in the first three quarters of 2015 partially offset by a lower shrink accrual and a physical inventory gain in the first three quarters of 2016). These decreases in gross margin rate were partially offset by an improvement in protection agreement margin. The combined impact of occupancy costs and shrink reduced gross margin 176 basis points in the first three quarters of 2016 compared to a 115 basis points reduction in the first three quarters of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $240.8 million, or 21.8% of net sales, in the first three quarters of 2016 from $282.0 million, or 22.5% of net sales, in the prior-year comparable quarters. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume from operating a higher number of Company-operated stores in 2016 and lower expenses due to stores closed (net of new store openings) since the second quarter of 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2016 fiscal year. If the allocation weighting for the first three quarters of 2016 had been similar to the weighting for the prior-year comparable quarter we would have allocated an additional $0.8 million of Home Office overhead expenses to Hometown's selling and administrative expenses. We will continue to evaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Loss

We recorded an operating loss of $11.1 million and $3.8 million in the first three quarters of 2016 and 2015, respectively. The increase in operating loss was primarily due to lower gross margin (including the impact of lower volume and a lower gross margin rate partially driven by higher shrink), which were partially offset by favorability in selling and administrative expenses.

Outlet
Outlet results and key statistics were as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$148,256	$167,303	$478,432	$498,275
Comparable store sales %	(11.9)%	(7.7)%	(5.3)%	(4.4)%
Cost of sales and occupancy	121,308	127,395	386,237	379,435
Gross margin dollars	26,948	39,908	92,195	118,840
Margin rate	18.2%	23.9%	19.3%	23.9%
Selling and administrative	32,722	37,991	105,115	118,041
Selling and administrative expense as a percentage of net sales	22.1%	22.7%	22.0%	23.7%
Depreciation and amortization	1,849	1,336	5,323	3,825
Gain on the sale of assets	—	—	(25,269)	—
Total costs and expenses	155,879	166,722	471,406	501,301
Operating income (loss)	$(7,623)	$581	$7,026	$(3,026)
Total Outlet stores			159	161
13-Week Period ended October 29, 2016 Compared to the 13-Week Period Ended October 31, 2015
Net Sales
Outlet net sales decreased $19.0 million, or 11.4%, to $148.3 million in the third quarter of 2016 from $167.3 million in the third quarter of 2015. The decrease was primarily due to an 11.9% comparable stores sales decrease primarily due to lower sales in appliances driven by an aggressive promotional environment on new-in-box appliances that continues to impact the value proposition of out-of-box appliances and lower apparel sales due to a decrease in product supply from Sears Holdings.
Gross Margin

Gross margin was $26.9 million, or 18.2% of net sales, in the third quarter of 2016 compared to $39.9 million, or 23.9% of net sales, in the third quarter of 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to more Company-operated stores and $1.6 million higher shrink impacted by third quarter 2016 physical inventory results, and high distribution center and product repair costs. The combined impact of occupancy costs and shrink reduced the gross margin rate 1,056 basis points in the third quarter of 2016 compared to a reduction of 630 basis points in the third quarter of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $32.7 million, or 22.1% of net sales, in the third quarter of 2016 from $38.0 million, or 22.7% of net sales, in the prior-year comparable quarter. The decrease was primarily due to the impact of operating a higher number of Company-operated stores resulting in lower commissions paid to franchisees partially offset by higher payroll and benefits expense.
Operating (Loss) Income

We recorded an operating loss of $7.6 million and operating income of $0.6 million in the third quarters of 2016 and 2015, respectively. The increase in operating loss was primarily due to a lower gross margin rate and lower volume partially offset by favorability in selling and administrative expenses.

39-Week Period ended October 29, 2016 Compared to the 13-Week Period Ended October 31, 2015

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Net Sales
Outlet net sales decreased $19.8 million, or 4.0%, to $478.4 million in the first three quarters of 2016 from $498.3 million in the first three quarters of 2015. The decrease was primarily due to a 5.3% comparable store sales decrease partially offset by the impact of new stores (net of closed stores).
The comparable store sales decrease of 5.3% was primarily driven by an aggressive promotional environment on new-in-box appliances that continues to impact the value proposition of out-of-box appliances, lower sales in apparel and mattresses due to a decrease in product supply from Sears Holdings and lower lawn and garden sales primarily impacted by unfavorable weather conditions and inventory availability in mowers and tractors.
Gross Margin

Gross margin was $92.2 million, or 19.3% of net sales, in the first three quarters of 2016 compared to $118.8 million, or 23.9% of net sales, in the first three quarters of 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to a higher number of Company-operated locations, lower margin on merchandise sales, and $6.2 million higher shrink ($4.6 million of physical inventory charges in the first three quarters of 2016 compared to a $0.6 million gain in the prior-year comparable period along with a higher shrink accrual in the first three quarters of 2016). The combined impact of occupancy costs and shrink reduced the gross margin rate 961 basis points in the first three quarters of 2016 compared to a reduction of 632 basis points in the first three quarters of 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $105.1 million, or 22.0% of net sales, in the first three quarters of 2016 from $118.0 million, or 23.7% of net sales, in the prior-year comparable period. The decrease was primarily due to the impact of operating a higher number of Company-operated stores resulting in lower commissions paid to franchisees partially offset by higher payroll and benefits expense.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Income (Loss)

We recorded operating income of $7.0 million and an operating loss of $3.0 million in the first three quarters of 2016 and 2015, respectively. The increase in operating income was primarily due to the $25.3 million gain on the sale of assets and lower selling and administrative expenses partially offset by lower gross margin (including the impact of a lower gross margin rate, higher shrink, and lower volume).

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $15.5 million as of October 29, 2016, $22.1 million as of October 31, 2015, and $18.2 million as of January 30, 2016.
For the first three quarters of 2016 we funded ongoing operations with cash on-hand, proceeds from asset sales, and cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the 39 weeks ended October 29, 2016 cash used in operating activities was $44.1 million compared to $46.2 million generated for the 39 weeks ended October 31, 2015. The decrease in operating cash flow was due predominately to lower net income (excluding the non-cash $75.6 million deferred tax asset valuation allowance and the $25.3 gain on asset sales) and a decrease in Payables to Sears Holdings (primarily resulting from accelerated payment terms in exchange for early-payment discounts) partially offset by a reduction in inventory.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

Total merchandise inventories were $424.7 million at October 29, 2016 and $448.4 million at October 31, 2015. Merchandise inventories declined $34.7 million in Hometown and increased $11.0 million in Outlet. The decrease in Hometown was primarily due to store closures. Outlet's increase was primarily driven by lower-than-anticipated appliances sales in the third quarter and increased flow of out-of-box merchandise from vendors. Lawn and garden also increased due to pre-season snow thrower purchases and year-end purchases of lawn mowers. These increases were partially offset by reduced apparel receipts from Sears Holdings.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 79% and 82% of total purchases of all inventory from all vendors for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statement Regarding Forward-Looking Information " in this Quarterly Report on Form 10-Q.

In addition, our merchandise-vendor arrangements generally are not long-term (except for the Merchandising Agreement) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain or improve our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase. In addition, we have started to renegotiate all of our vendor contracts for out-of-box merchandise and, absent vendor accommodation, we will close Outlet stores to the extent necessary to match the available pool of profitable inventory.
Cash Flows from Investing Activities
Cash provided by investing activities was $17.5 million for the 39 weeks ended October 29, 2016 compared to $7.1 million used for the 39 weeks ended October 31, 2015. Both periods included purchases of property and equipment. In the second quarter of 2016 there was also $26.1 million in proceeds from asset sales.
Cash Flows from Financing Activities
Cash provided by financing activities was $23.9 million for the 39 weeks ended October 29, 2016 compared to $36.7 million used during the 39 weeks ended October 31, 2015. The increase of $60.6 million in cash provided by financing activities was primarily due to an increase of $23.6 million in net borrowings under our Senior ABL Facility in 2016 compared to a $36.7 million of payments in 2015. The increase in short-term borrowings includes the impact of accelerated payment terms on Payables to Sears Holdings in exchange for early-payment discounts.
Financing Arrangement
As of October 29, 2016 we had $91.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. The Senior ABL Facility provides for maximum borrowings (subject to availability under a borrowing base) up to the aggregate commitments of all of the lenders, which as of October 29, 2016 totaled $250 million. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 29, 2016 was $152.1 million with $6.0 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility as of October 29, 2016 are summarized below. See Note 14 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the Company's Amended and Restated Credit Agreement, which amends and restates the Senior ABL Facility effective as of November 1, 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

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
Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) adjusted LIBOR plus a borrowing margin, approximately 2.53% at October 29, 2016, or (2) an alternate base rate plus a borrowing margin, approximately 4.50% at October 29, 2016, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants
The Senior ABL Facility includes a number of covenants that, among other things, limit or restrict our ability to, subject to specified exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make specified restricted payments, make prepayments on other indebtedness, engage in mergers, or change the nature of our business.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of October 29, 2016 we were in compliance with all covenants under the Senior ABL Facility.
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

Uses and Sources of Liquidity
As of October 29, 2016, we had cash and cash equivalents of $15.5 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Amended and Restated Credit Agreement will be sufficient to meet our anticipated liquidity needs for at least the next 12 months.
Capital lease obligations as of October 29, 2016 and October 31, 2015 were $0.8 million and $0.3 million, respectively.
Off-Balance Sheet Arrangements

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

As of October 29, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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

We expect to incur increases in corporate expenses in 2016 and in fiscal 2017 as a result of the BPO.  As we report our results, we intend to report on the expenses related to the migration when we believe that disclosure will aid the understanding of our financial condition and results of operations. Selling and administrative expenses related to the BPO ("IT transformation investments") were $9.0 million and $7.6 million in the first three quarters of 2016 and 2015, respectively.

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
The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to establish a more effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement the BPO in accordance with our plans and expectations (see the risks described in "Business Process Outsourcing and Information Systems" in this Item 2); limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 29, 2016 and October 31, 2015

due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders' ability to exert control over us.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 and 39 weeks ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. At October 29, 2016 the Senior ABL Facility prohibited cash dividends and the repurchase of our common stock. See Note 14 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q regarding the Company's Amended and Restated Credit Agreement, which amends and restates the Senior ABL Facility effective as of November 1, 2016. The Amended and Restated Credit Agreement provides that, upon the Company's satisfaction of specified conditions, the Company is permitted to make share repurchases and other restricted payments up to $37.5 million per year and $75 million in total.
Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 13 weeks ended October 29, 2016. As of October 29, 2016 we had approximately $12.5 million of remaining authorization under the repurchase program.

Item 5. Other Information

See Note 14 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President, Chief Administrative Officer, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 30, 2016

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).
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
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 29, 2016 and October 31, 2015; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at October 29, 2016, October 31, 2015, and January 30, 2016; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 and 39 Weeks Ended October 29, 2016 and October 31, 2015; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 39 Weeks Ended October 29, 2016 and October 31, 2015; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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