Form 10-K
period 2017-01-28
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2017-03-31
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE 52 WEEKS ENDED JANUARY 28, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 30, 2017 Sears Hometown and Outlet Stores, Inc. had 22,716,132 shares of common stock, $0.01 par value, outstanding. The aggregate market value (based on the closing price of Sears Hometown and Outlet Stores, Inc.'s common stock quoted on the NASDAQ Stock Market) of Sears Hometown and Outlet Stores, Inc.'s common stock owned by non-affiliates, as of the last business day of Sears Hometown and Outlet Stores, Inc.'s most recently completed second fiscal quarter, was approximately $66,668,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from Sears Hometown and Outlet Stores, Inc.'s definitive 2017 Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 24, 2017, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.

Part I
Item 1. Business

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware at our stores and on our websites. We also offer our customers the opportunity to acquire home appliance, lawn and garden, fitness, bedding, and other categories of merchandise and product protection agreements through our lease-to-own program that we operate by agreement with a third party. As of January 28, 2017 our independent dealers and franchisees ("our dealers and franchisees") and we operated a total of 1,020 stores across all 50 states, Puerto Rico, and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. In this Annual Report on Form 10-K we refer to ourselves as "SHO," "our company," the "Company," "we," "our," or "us." We became a publicly held company immediately following our October 11, 2012 separation (the "Separation") from Sears Holdings Corporation ("Sears Holdings").

We operate through two segments—the Sears Hometown and Hardware segment ("Hometown") and the Sears Outlet segment ("Outlet"). Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the particular store. Our Outlet stores are designed to provide in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture, and lawn and garden equipment at value-oriented prices. See Note 9 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information about our segments.
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
Hometown
As of January 28, 2017, our dealers and franchisees and we operated a total of 871 Sears Hometown and Hardware stores located across all 50 states, Puerto Rico, and Bermuda.
Our Hometown segment operates through three distinct formats: Sears Hometown Stores ("Hometown Stores"), Sears Hardware Stores ("Hardware Stores"), and Sears Home Appliance Showrooms ("Home Appliance Showrooms"), and related websites.

•
Hometown Stores. Our Hometown Stores and website offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears-branded products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve trade areas that may not support a full-service big-box retailer. As of January 28, 2017, there were 795 Hometown Stores in all 50 states, Puerto Rico and Bermuda. Hometown Stores also sell products and services through our website www.searshometownstores.com. Independent dealers operated 789, and we operated six, Hometown Stores.

•
Hardware Stores. Our Hardware Stores and website offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products. In addition, these stores offer certain proprietary in-store services, such as blade sharpening, key cutting, and screen repair, as well as products typically found in local hardware stores, such as fasteners, electrical supplies, and plumbing supplies. Our Hardware Stores have operated as two formats: "traditional" and "neighborhood", with size being the differentiating factor between the two formats. Our "traditional" Hardware Stores average nearly 28,000 square feet in size. Our "neighborhood" Hardware Stores are much smaller in size, averaging 16,000 to 18,000 square feet, and yet, through our multichannel capability, continue to offer the same breadth and depth of inventory as our "traditional" Hardware Stores. Our Hardware Stores, regardless of size, are primarily located in suburban trade areas and are positioned as local stores designed to appeal to convenience-oriented customers. These stores carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products. As of January 28, 2017, there were 26 Hardware Stores in 11 states, all of which carry a selection of Kenmore and other national brands of home appliances. Hardware Stores also sell products and services through our website www.searshardwarestores.com. Franchisees operated ten, and we operated sixteen, of these stores.

•
Home Appliance Showrooms. Our Home Appliance Showrooms and website offer home appliances and related services in stores primarily located in strip malls and lifestyle centers in metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance-showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of January 28, 2017, there were 50 Home Appliance Showrooms in 16 states. Home Appliance Showrooms also sell products and services through our website www.searshomeapplianceshowroom.com. Franchisees operated 34 of these stores, we operated 16 stores.

In 2016 revenue from our Hometown segment was $1.4 billion.
Outlet

Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, sporting goods, lawn and garden equipment, tools, and other household goods, including furniture, at prices that are significantly lower than list prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2016 Outlet’s most significant merchandise category was home appliances, which made up over 80% of our Outlet sales revenue. Outlet-value products are generally covered by a warranty. Outlet Stores also offer a full suite of extended-service plans and services. As of January 28, 2017, Outlet operated 149 locations in 34 states and one in Puerto Rico, of which all offer a wide range of outlet-value products. Outlet also sells products and services through our website www.searsoutlet.com. As of January 28, 2017, we operated 112 Outlet Stores and franchisees operated 37 Outlet Stores.
In 2016 revenue from our Outlet segment was $630.5 million.
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
The key national competitors of the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms are The Home Depot and Lowe’s, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. Sears Holdings' stores offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. We believe that, historically, the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms generally did not compete significantly with Sears Holdings' stores. As our stores expand their merchandise offerings (for example, our increased emphasis on mattresses), the level of competition between the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms and Sears Holdings' stores has increased. In addition to being the principal merchandise vendor for the Hometown business, Sears Holdings also continues to provide some e-commerce services and support to SHO, and Sears Holdings' online sales compete with our business.

We believe that the results of operations for our businesses in fiscal 2016 were, and will continue to be, adversely affected by the continuing growth at other retailers of online sales of merchandise in our important product categories, especially home appliances. Our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, were constrained significantly by our agreements with Sears Holdings until those agreements were amended in May 2016, and we are now contractually entitled to use our Hometown websites to make online sales, which began in November 2016. We believe that these constraints affected our ability to conduct, and grow, our online business during our 2016 fiscal year and, as a consequence, likely adversely affected our results of operations for our 2016 fiscal year.

We believe that the key differentiating factors among competitors operating in this industry include price, product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to our lease-to-own and credit-card programs and product delivery, installation, and repair.
Outlet
The Outlet Stores and searsoutlet.com operate in the highly fragmented outlet-value retail industry. In our primary product category, appliances, our Outlet Stores and searsoutlet.com compete at one end of the spectrum with big-box retailers that sell primarily new, in-box product, as new in-box product competes both with new in-box product and out-of-box product sold in the Outlet Stores. To the extent these big-box competitors choose to liquidate their own out-of-box product on their sales floors, this product would compete directly with out-of-box product sold in the Outlet Stores. At the other end of the spectrum are the locally owned appliance retailers that have historically comprised the bulk of the Outlet Stores' direct competition for sales of out-of-box product. These locally owned appliance retailers generally sell both out-of-box and new in-box appliances. Online retailers that sell new or out-of-box appliances are also competitors.
The Outlet Stores' key national competitors with respect to new, in-box appliances are The Home Depot and Lowe’s. In addition, as we continue to expand our product lines into categories such as mattresses and furniture, we expect to face additional competition from other discount retailers that focus on those product categories. While Sears Holdings' stores provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are primarily value-price sellers of distressed, refurbished, and marked-out-of-stock merchandise, which merchandise Sears Holdings' stores generally do not sell in what we believe are significant volumes to consumers. Consequently, we believe that, historically, the Outlet Stores have not competed significantly with Sears Holdings' stores. As our Outlet business expands its merchandise offerings (for example, our recent increased emphasis on mattresses and furniture), the level of competition between the Outlet Stores and Sears Holdings' stores may increase.
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
Our Home Appliance Showrooms include appealing display floors in metropolitan trade areas where we compete with big-box retailers by offering a compelling service model, a wide assortment of brand-name home appliances, significant online and multi-channel capabilities, and convenient locations. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. To accommodate the lifestyles of our metropolitan customers, we also provide after-hours showings by appointment.

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
Our Hometown Stores are primarily owned and operated by individual dealers. Under both our dealer model and our franchise model, SHO provides inventory (on a consignment basis), branding, and marketing to the stores and the dealer or franchisee is responsible for start-up costs, lease payments, and other operating costs including payroll. Our dealer model in particular allows us to leverage the entrepreneurial spirit of our dealers and their local trade-area knowledge to better serve their customers. In addition, our franchise model frees up capital and enables us to focus on strategic planning, marketing, and pricing strategies. We regularly evaluate the performance of franchised and dealer stores and require compliance with established customer service and other operational guidelines.
Our Outlet Stores are the leading liquidation channel of value-priced home appliances.
As the nation’s largest chain retailer of outlet-value home appliances, our Outlet business has become increasingly relevant to major appliance vendors as a liquidation channel for outlet-value appliances.
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
Promote Customer Growth through Enhanced Marketing, Improved Customer Experience, and Integrated Multi-Channel Capabilities. We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We have recently launched e-commerce capabilities for our Hometown segment and we continue to seek to enhance our e-commerce operations and our online product selection to improve our customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. On both Company-operated websites and Sears.com we offer our customers the option to purchase items online and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. These capabilities allow us to better serve customers across various channels and improve sales. See, however, "We rely on Sears Holdings for services related to our online business and the processing of online orders" in Item 1A-Risk Factors of this Annual Report on Form 10-K.
We also plan to drive customer growth by refining our marketing initiatives. We believe that we can grow our customer base through advertising in a number of different media, particularly online and email marketing.
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
Provide Industry-Leading Financing Options. We intend to continue to provide to our customers many convenient methods of financing their purchases including extended credit-card offers and lease-to-own alternatives. We believe that our store operating practices and our relationships with the issuer of the Sears credit card and our lease-to-own provider allow us to offer attractive financing choices for our customers that we believe will lead to higher customer loyalty and profitability for the Company.
Grow Commercial Sales. We are seeking to grow our revenue with business customers who can benefit from our extensive merchandise offerings, broad store network, and delivery and service capabilities. Businesses such as builders, landlords, and apartment operators in the communities we operate represent for us an attractive incremental customer base.
Transform our IT Infrastructure. We are replacing the large majority of our information technology infrastructure, which has been provided by Sears Holdings since the Separation, with new systems and processes. We expect this change will provide much greater strategic and operational flexibility, allow better control of our systems and processes, and reduce some of the risks relating to our relationship with, and dependence on, Sears Holdings. See also "We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence" in Part 1A. Risk Factors of this Annual Report on Form 10-K for additional information regarding the conversion and migration of our information technology infrastructure.
Improve Operating Performance. We intend to focus on various initiatives intended to improve our gross margins and our inventory management. Our inventory-procurement operations are focused on developing customized merchandise assortments based on store demographics, sales history, customer preferences and margin by product division. Our inventory management focuses on continually adjusting clearance markdown cadences to reflect changes in inventory turnover and customer preferences. In addition, we intend to focus on controlling costs across our business lines, particularly selling and administrative expenses.
Store Activity. We will continue to take proactive steps to make the best use of capital and reduce costs by closing stores that we determine are not sufficiently profitable. We will also continue to selectively identify trade-area opportunities for new stores over the long term based on market potential, including  trade areas where Sears Holdings has closed a full-line department store.
Our Products and Suppliers
Our focus on the preferences of our customers drives our merchandise selection. Our goal is to offer our customers a selection of brands and products within each of our product categories. Our largest revenue-generating category in 2016 was home appliances, representing approximately 72% of net sales.
We are party to an Amended and Restated Merchandising Agreement (as amended, the "Merchandising Agreement") with Sears Holdings, Kmart Corporation, ("Kmart") and Sears, Roebuck and Co. ("SRC") (Kmart and SRC are wholly owned subsidiaries of Sears Holdings) pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears-branded products (including products branded with the KCD Marks ("KCD Products")) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire February 1, 2020 with our right to exercise one three-year extension with respect to KCD Products subject to specified Sears Holdings termination rights and other conditions in the Merchandising Agreement. We expect that our Hometown business will continue to rely on Sears Holdings for a significant majority of its inventory in 2017.
For the year ended January 28, 2017, products that we acquired through Sears Holdings accounted for approximately 80% of SHO's merchandise purchases. Most merchandise purchases for Hometown are sourced through Sears Holdings. Our Outlet business relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended January 28, 2017, products that we acquired through Sears Holdings accounted for approximately 30% of total Outlet purchases.
As described in greater detail in Item 1A. Risk Factors of this Annual Report 1A, we have entered into agreements with Sears Holdings, as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas, and we are likely to continue to do so in the future. We expect to continue to rely to some extent on the infrastructure of Sears Holdings for several services. Our business plans assume that Sears Holdings will continue to meet its contractual obligations to supply us with these services.
Our Dealer and Franchise Models
Dealer Model
As of January 28, 2017, over 750 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and occupancy costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, extended-service plans, and other services. SHO also provides support to dealers for recruiting and training dealer staff, marketing, and other support services.
The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). If a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store until a new dealer is recruited to operate the store.
Franchise Model
As of January 28, 2017, 34 of our Home Appliance Showrooms, 10 of our Hardware Stores, and 37 of our Outlet Stores were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. SHO also provides brand and marketing services to the franchisee. In certain cases, especially with respect to stores that have been recently sold to franchisees, SHO remains responsible for lease costs in the case of a default by the franchisees until the expiration of the leases, at which time our franchisees generally are required to negotiate new leases to which SHO will not be a party.

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

Beginning in the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension continues.

Distribution and Systems Infrastructure
The majority of our merchandise comes to our stores directly from vendors or distributors (including Sears Holdings) through our agreements with Sears Holdings. Home delivery is provided by the selling dealers and franchisees, by Sears Holdings, and by other parties.
We rely extensively on computer systems to process transactions, summarize results, and manage our business. Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. We currently rely on Sears Holdings to provide us with the computer systems and infrastructure that enable our distribution systems. See "If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation" in Item 1A. Risk Factors of this Annual Report on Form 10-K. For information regarding the migration of the current information technology systems and processes provided to us by Sears Holdings to new, state-of-art business and technology infrastructure and systems see "We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence" in Item 1A. Risk Factors of this Annual Report on Form 10-K.
In addition, we also rely on Sears Holdings for warehousing and other logistics services.
We are party to a Services Agreement pursuant to which Sears Holdings Management Corporation, a wholly owned subsidiary of Sears Holdings ("SHMC") provides us with a number of services, including logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), product repair, ecommerce, and payment clearing and other financial services (as amended, the "Services Agreement"). The term of the Services Agreement will expire on February 1, 2020, subject to specified termination rights. We pay fees and rates for the services received in accordance with the Services Agreement. In addition, we also pay all taxes payable in connection with the services we receive provided under the Services Agreement. See "Certain Relationships and Transactions" in the definitive 2017 Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 24, 2017, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K (the "2017 Proxy Statement), for a general description of the Services Agreement.
Geographic Information
The vast majority of our revenues are generated within the United States. During 2016, 2015, and 2014, a modest percentage of our revenues were generated in Puerto Rico. The vast majority of our long-lived assets are located within the United States.

Employees
As of January 28, 2017, we had approximately 3,600 employees, approximately 44% of whom were full-time employees. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. We offer a broad range of company-paid benefits to our employees. These company-paid benefits include a 401(k) savings plan, medical and dental plans, disability insurance, paid vacation, various employee assistance programs, life insurance, and merchandise discounts.
Intellectual Property
We are party to several Store License Agreements with SRC pursuant to which SRC has granted us, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the "Sears Outlet Store," "Sears Authorized Hometown Store," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware Store," and "Sears Appliance & Hardware," store names (together, the "store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). We are also party to a Trademark License Agreement with SRC pursuant to which SRC has granted us, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the "Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Certain Relationships and Transactions" in the 2017 Proxy Statement.
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
In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation, and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms and conditions of these agreements (as amended, the "SHO-Sears Holdings Agreements") were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation (except for amendments that were approved by the Audit Committee of SHO's Board of Directors after the Separation).  Accordingly, the terms and conditions of the SHO-Sears Holdings Agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See also "Certain Relationships and Transactions" in the 2017 Proxy Statement.
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

Item 1A. Risk Factors
You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K (including without limitation "Cautionary Statement Regarding Forward-Looking Information" in this Part I), in evaluating SHO and our common stock. Each of the following risk factors could materially and adversely affect, among other things, our business, results of operations, financial condition, stock price, and prospects.
Risks Relating to Our Relationship with, and Dependence on, Sears Holdings
We depend on Sears Holdings to provide us with most key products and services for our business. Consequently, if Sears Holdings is unwilling, unable, or otherwise fails to provide these key products and services or if Sears Holdings’s brands are impaired, we could be materially and adversely affected.

We rely heavily on the products and services provided by Sears Holdings or its subsidiaries (the "key products and services") including the following:

•	Inventory procurement from third-party vendors, including KCD Products and other products which collectively account for a majority of our revenue;

•	Logistical, supply chain, and inventory support services;

•	Accounting and financial reporting services;

•	Risk management, tax, and insurance services;

•	Online, computer and information technology infrastructure (including the point-of-sale system used by the Company and our dealers and franchisees) and support;

•	Our websites are partially hosted and maintained by a subsidiary of Sears Holdings and purchases made on our websites are processed by a subsidiary of Sears Holdings;

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

As a result of our dependence on Sears Holdings, we are exposed to the risk that Sears Holdings will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Sears Holdings is subject to various risks and uncertainties, which could in turn adversely affect our business, results of operations, and financial condition. Such risks include (1) risks related to the retail industry, (2) risks related to worldwide economic conditions, (3) risks associated with its computer systems and infrastructure, (4) risks related to Sears Holdings' ability to access capital markets and other financing sources, and (5) risks related to Sears Holdings' financial condition and results of operations. We have been taking action to reduce our dependence on Sears Holdings to enable us to take advantage of what we believe are lower costs, or better terms and conditions, from alternative merchandise and services vendors and to reduce our Sears Holdings-related risks. We will continue to evaluate actions that will enable us to reduce our costs and risks by reducing our dependence on Sears Holdings.

We believe it is necessary for Sears Holdings to continue to provide products and services to us in accordance with the SHO-Sears Holdings Agreements to facilitate the continued successful operation of our business. Sears Holdings has no obligation to provide assistance to us other than to provide the products and services required to be provided pursuant to the SHO-Sears Holdings Agreements. Although Sears Holdings is generally obligated to provide us with these products and services until February 1, 2020, these products and services may not be provided at the same level or at the same prices during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Sears Holdings for some products and services for the entire duration of the SHO-Sears Holdings Agreements. In addition, to the extent that our growth depends on expanding the number of stores we operate, we may need to rely on Sears Holdings to supply the same products and services in new regions, trade areas, and store formats. When Sears Holdings is no longer obligated to provide these products and services to us, we may not be able to replace some of these products and services on terms and conditions, including costs, as favorable as those we have with Sears Holdings. See "Certain Relationships and Transactions" in the 2017 Proxy Statement.

The service fees we are obligated to pay to Sears Holdings are not firm and higher service fees could result.

The Services Agreement provides that it will expire on February 1, 2020 unless terminated earlier in accordance with its terms. The Services Agreement also provides that we will pay the service fees specified in the Services Agreement for its duration, subject to (1) fee increases from Sears Holdings' third-party providers providing services and (2) Sears Holdings' right to increase fees for services if a change in legislation, regulation, business conditions, or Sears Holdings’s operations results in an increase in Sears Holdings’s costs associated with one or more of the services.
We depend on Sears Holdings and other vendors to provide our inventory.

Our Hometown and Outlet businesses rely on Sears Holdings (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended January 28, 2017, products which we acquired through Sears Holdings accounted for approximately 80% of our merchandise purchases. Hometown merchandise purchases are sourced predominantly through Sears Holdings.
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
In addition, our Outlet business also relies on merchandise vendors other than Sears Holdings ("Other Vendors") for a significant portion of Outlet inventory. For the year ended January 28, 2017, purchases from Other Vendors accounted for approximately 70% of total Outlet purchases. We intend to increase the portion of our Outlet business's inventory that we purchase from Other Vendors if we believe that action will improve our customer service or profitability. Our agreements with Other Vendors generally do not guarantee the availability of specified amounts of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If the Other Vendors decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these, and we are required to find one or more additional Other Vendors, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. This could lead to higher prices, decreased inventory, our inability to maintain an appropriate assortment of merchandise in our stores and could cause us to accelerate store closings, all of which could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships, or build new relationships, with Other Vendors we may not be able to maintain an appropriate assortment of merchandise, and customers may not purchase from our stores.
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
We rely heavily on the infrastructure of Sears Holdings for a variety of key products and services. Our various agreements with Sears Holdings (including without limitation the Services Agreement and the Merchandising Agreement), which govern the provision of these key products and services, are not long term, and we may seek to continue to rely on the infrastructure of Sears Holdings after February 1, 2020. Our business plans with respect to approximately the next 18 to 24 months depend to a significant extent on Sears Holdings’ willingness and ability to continue to provide us with these key products (including KCD Products) and services. Any failure to maintain Sears Holdings as a service provider, or any actions by Sears Holdings, during that period when permitted under the applicable agreement, to raise the prices it charges us for these key products and services, could have a material adverse impact on our business and our results of operations.
In addition, disruptions in the computer and communications hardware and software systems provided by Sears Holdings could harm our ability to run our business, result in the compromise of confidential customer data, lead to costly litigation, and damage our reputation with our customers. Any significant interruption in our computer operations may have a material adverse effect on our business and results of operations. As a result of our reliance on the computer and information technology infrastructure of Sears Holdings, we have limited control over the timing and implementation of upgrades to our computer and information technology systems that we may believe are integral to the successful operation of our business.
We have entered into a Master Services Agreement with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new, state-of-art business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “BPO”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings. Our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of our 2017 fiscal year. The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited-basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services. We expect to incur increases in corporate expenses in fiscal 2017 as a result of the BPO.  Selling and administrative expenses related to the BPO were $15.0 million for fiscal 2016.

Implementation of the BPO involves significant risks for us, such as with respect to, among other things, the following: conversion and migration of data; availability and customization of solutions; availability of Company personnel and other resources to manage and implement the project; expansion of migration, implementation, and operational scope, cost, and timing; future disagreements with Capgemini regarding its and our contractual rights and obligations and the contractual rights and obligations of Capgemini's contractors (such as NetSuite Inc.); the ability and willingness of Capgemini to complete the BPO in accordance with our plans and expectations and on the timetable and at the cost to the Company that we believe we have negotiated with Capgemini as reflected in the Master Services Agreement (several key BPO conversion and migration milestones have not been, or will not be, met and the Company believes that Capgemini is responsible, in all significant respects, for the delays); the amount, quality, and timing of cooperation that we receive from Sears Holdings with respect to the BPO; and disruption of our day-to-day business activities. These risks and other risks with respect to the BPO could have a material adverse effect on our business and results of operations.
If our relationships with our vendors, including Sears Holdings, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.
We obtain our merchandise from Sears Holdings and Other Vendors. For the year ended January 28, 2017, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 80% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
Pursuant to the Merchandising Agreement, subsidiaries of Sears Holdings have agreed to sell non-Sears-branded products to us until February 1, 2020. If we want to continue to purchase non-Sears-branded products from Sears Holdings after February 1, 2020 we will need to seek to extend or renegotiate on comparable terms and conditions the duration of the Merchandising Agreement with respect to non-Sears-branded products. If those efforts were unsuccessful we might not be able to replace the inventory provided under the Merchandising Agreement on commercially reasonable terms, or at all and any such inability could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as we would have to find new sources for our inventory. We now purchase and, when in the Company's best interest, intend to accelerate our purchases of non-Sears-branded products from Other Vendors.
Our vendor arrangements with Sears Holdings and Other Vendors generally are not long-term agreements and none of them guarantee the availability of merchandise in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory. As a result, our success depends on maintaining good relations with our existing vendors and developing relationships with new vendors. If we fail to maintain our relations with our existing vendors (including without limitation maintaining an effective and productive business relationship with Sears Holdings) or the quality and quantity of merchandise they supply us, or if we cannot acquire new vendors of favored brand-name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, to the extent we are able to develop relationships with new vendors and obtain merchandise from alternative sources, the merchandise obtained may be of a lesser quality and more expensive than the merchandise we currently purchase.

We license from Sears Holdings the use of our current store names, specified domain names, and specified trademarks used to brand our products.
We license from Sears Holdings the use of the "Sears" trademark, the KCD Marks, and the "Sears Hometown Store," "Sears Authorized Hometown Store," "Sears Hardware Store," "Sears Home Appliance Showroom," "Sears Appliance & Hardware," and "Sears Outlet" store names (collectively, the "store names") and domain names for websites we operate (the "domain names"). Pursuant to the Merchandising Agreement, our licenses to use the KCD Marks will expire February 1, 2020 or, if renewed for the renewal term, February 1, 2023. Pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names, and the domain names (except as provided in the next sentence) will expire in 2029, subject to specified termination rights. In accordance with the Services Agreement our license from Sears Holdings to use the domain name "searsoutlet.com" on a web platform not operated by Sears Holdings will expire on February 1, 2020. For additional information regarding our license rights see "Certain Relationships and Transactions" in the 2017 Proxy Statement.
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
Our agreements with subsidiaries of Sears Holdings contain various default and termination provisions, some of which are not within our control. For example, under the Merchandising Agreement, if (i) an unaffiliated third party acquires all rights, title, and interest in and to one or more (but not all) of the KCD Marks, then subsidiaries of Sears Holdings may terminate their obligation to sell to us the products that are branded with the KCD Marks that were subject to such acquisition and (ii) if an unaffiliated third party acquires all rights, title, and interest in and to all of the KCD Marks, then subsidiaries of Sears Holdings may terminate the Merchandising Agreement in its entirety. See "The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations" in this Item 1A regarding Sears Holdings' sale on March 9, 2017 of its Craftsman brand to Stanley Black & Decker, Inc. Furthermore, the Merchandising Agreement and our other agreements with subsidiaries of Sears Holdings may also be terminated by either party upon a material breach if breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate. The Merchandising Agreement provides that neither Sears Holdings nor SHO may exercise its express termination rights if it or its affiliates have failed to comply with any of its material obligations in the Merchandising Agreement and the failure is continuing.

In addition, a number of our agreements with subsidiaries of Sears Holdings contain cross-termination provisions such that, if a breach of or default under one of the agreements by one party were to result in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Sears Holdings were to be terminated earlier than currently anticipated, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Certain Relationships and Transactions" in the 2017 Proxy Statement. The Company's Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent (the "Senior ABL Facility"), provides that an "Event of Default" would occur with the consequences provided in the Senior ABL Facility if SHC or its subsidiaries terminated each of the Merchandising Agreement, the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Tax Sharing Agreement between the Company and Sears Holdings (the "Tax Sharing Agreement"), and the Employee Transition and Administrative Services Agreement between the Company and SHMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Senior ABL Facility" in this Annual Report on Form 10-K.

The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.
KCD Products accounted for approximately 51% of our consolidated revenue during fiscal year 2016. Sears Holdings has agreed to supply several other retailers, including several of our competitors, with a number of Craftsman- and DieHard-branded products that previously were only sold through affiliates of Sears Holdings. If Sears Holdings continues to supply other retailers, including our competitors, with Craftsman- and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.

On May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands. On August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions. On March 9, 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings' Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights. The Stanley Purchase provides Stanley Black & Decker, Inc. with the rights to develop, manufacture, and sell Craftsman-branded products in non-Sears Holdings and non-Company retail, industrial, and online sales channels across the U.S. and in other countries. As part of the agreement, Sears Holdings will continue to offer Craftsman-branded products, sourced from existing suppliers, through its current retail channels, including the Company, via a perpetual license from Stanley Black & Decker, Inc. The Company believes that the Stanley Purchase will enable Stanley Black & Decker, Inc. to significantly increase Craftsman sales through the Company's competitors, such as The Home Depot and Lowe’s.
In connection with the Stanley Purchase Sears Holdings has waived its right in the Merchandising Agreement to terminate, solely as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand. For additional information see the Company's Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on March 9, 2017 regarding the Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among the Company, Sears Holdings, and Stanley Black & Decker. Inc.
Our agreements with Sears Holdings restrict our ability to expand into certain geographic areas.

Currently, Sears full-line stores, Kmart stores, and certain specialty retail stores owned by Sears Holdings sell product lines that are similar to ours. The Merchandising Agreement prohibits us, subject to specified conditions, from opening new Hometown Stores and Hardware Stores in specified areas and from selling new home appliance, patio, and Craftsman lawn and garden merchandise in new Outlet Stores that are located within two miles of an operating Sears Holdings store. These non-competition obligations restrict our ability to open new stores and sell certain types of products in the specified areas that we might otherwise consider as possible targets for expansion and may limit our growth potential.

In connection with the Company’s operation of its websites, the Company has agreed in the Services Agreement to limit its marketing efforts to users located within specified Zip-Code based territories and to pay to Sears Holdings commissions on sales transacted on the Company's websites that result in deliveries outside the specified Zip-Code based territories.
As a publicly traded company separate from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we enjoyed pre-Separation.

Prior to the Separation, we were able to take advantage of Sears Holdings’ size and purchasing power in procuring services, including advertising, shipping and receiving, logistics, store maintenance contracts, employee benefit support, insurance, credit and debit card interchange fees and other services. Following the Separation, we have been a smaller company than Sears Holdings. We do not yet have direct access to all of these services from other vendors on terms that are comparable to the terms of services that were available to us as part of Sears Holdings prior to the Separation. Although Sears Holdings continues to shrink in size and its financial condition continues to worsen, our contractual relationships with Sears Holdings continue to make available to us at least some of these services on favorable terms. As a result we plan to continue to leverage our ongoing relationship with Sears Holdings to seek to obtain the benefits of its purchasing power (which is subject to the risk that Sears Holdings may be unable to continue to purchase for us the merchandise and services we seek on commercially reasonable terms, which risk we believe is growing). We will also continue to seek to expand our direct purchasing relationships with many of our most important vendors. Despite these actions, we may be unable to obtain goods, technology, and services at prices and on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Sears Holdings.

    The agreements related to the Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Merchandising Agreement, and the Retail Establishment Agreement (other than the post-Separation amendments to these agreements, which have been approved by the Audit Committee of the Company's Board of Directors), were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the principal actions needed to be taken in connection with the Separation, indemnification, and other obligations among Sears Holdings and us, and the nature of the commercial arrangements between us and Sears Holdings following the Separation. For additional information see "Certain Relationships and Transactions" in the 2017 Proxy Statement.

We may not be able to resolve successfully future contractual disputes and other conflicts with Sears Holdings.

    Several of our agreements with Sears Holdings, such as the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation (other than the post-Separation amendments to these agreements, which have been approved by the Audit Committee of the Company's Board of Directors). We may be unable to obtain expeditious and economical resolution of future disputes that could arise with respect to the following matters, among others, which also could materially and adversely affect our ability to conduct our business: business opportunities that may be attractive to both Sears Holdings and us; the nature, quality and pricing of services Sears Holdings has agreed to provide to us; labor, tax, employee benefit, real estate (including sublease obligations) and other matters arising from the Separation; defense and indemnification arising from losses caused by Sears Holdings; major business combinations involving us; employee retention and recruiting; SHO's intellectual property rights; the extent of SHO's rights to conduct multi-channel retailing; and competition between our stores and websites and Sears Holdings’ stores and websites.

If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected.

If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, the automatic-stay provisions of the United States Bankruptcy Code could prohibit SHO’s attempts to collect (including by set off) amounts due from Sears Holdings that arose prior to its filing of a bankruptcy petition, and Sears Holdings’s unpaid pre-petition obligations to SHO could become general unsecured creditor claims of Sears Holdings that could become relatively valueless. Examples of Sears Holdings' unpaid pre-petition obligations to SHO could include (1) amounts that Sears Holdings collects on behalf of, but does not remit to, SHO, such as vendor subsidies, credit card income, and merchandise credits, (2) amounts that SHO pays to Sears Holdings to pay to others on SHO's behalf but that Sears Holdings does not pay, such as for SHO merchandise purchases from third parties, occupancy costs, and utilities, and (3) accounting adjustments and credits, such as Outlet merchandise cost credits.

We depend on Sears Holdings to provide us with key products and services in the operation of our business. For example, during fiscal year 2016 , merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 80% of total purchases of all inventory from all vendors. If Sears Holdings seeks the protection of the U.S. bankruptcy laws, a court could, among other things, permit or require Sears Holdings to reject or otherwise terminate one or more of its existing agreements with us, including without limitation the Merchandising Agreement, the Services Agreement, the Store License Agreements, and store leases and subleases (many of which are subleased to our dealers and franchisees). Sears Holdings could also choose, or be required, to sell assets, such as its rights to the Kenmore and Diehard marks and its remaining rights to the Craftsman mark and its rights to the trademarks and service names under which we operate our stores that are used by us in the operation of our business, to satisfy Sears Holdings' obligations to its creditors. If Sears Holdings' contractual obligations to us are terminated or assigned to others or if Sears Holdings sells to third parties rights to assets that we use in the course of our business, we could be materially and adversely affected. A termination of our agreements with Sears Holdings could require us to, among other things, find different service and product providers, possibly on short notice. Even if we are able to find replacement products and services, these products and services may not be of the same type or quality as those which are currently provided by Sears Holdings. If we are forced to enter into new contracts for replacement products and services, the new contracts may have terms and conditions that are less favorable to us than those to which we are currently bound. Different products and services, especially if lower in quality and value, and potential increased costs from less favorable contract terms could materially and adversely affect our ability to do business and our financial performance.

If Sears Holdings seeks the protection of the U.S. bankruptcy laws, the consequences to the Company with respect to its rights under the Senior ABL Facility could be materially adverse. For example, (1) the lenders under the Senior ABL Facility could become uncomfortable lending to the Company due to its close contractual relationships with Sears Holdings, (2) the Senior ABL Facility provides for significant lender discretion, such as the ability to reduce loan advance-rates, which could reduce the amounts that the Company could borrow, (3) the lenders could assert that they have no obligation to extend to the Company additional loans on the basis that the Company has suffered a “Material Adverse Effect,” and (4) Sears Holdings’s rejection or termination of all of the agreements between the Company and Sears Holdings specified in the Senior ABL Facility would be an “Event of Default” under the Senior ABL Facility that would permit the lenders to accelerate and immediately call due all of the Company's outstanding loans.

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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including the following:

•	Expansion into the suburban and rural trade areas in which many of our stores operate;

•	Lower pricing, particularly with respect to new, in-box appliances;

•	Expanding the offering of free delivery and installation of merchandise and other consumer benefits;

•	Expanding online sales;

•	Extension of credit to customers on terms more favorable than we offer; and

•	Larger store size, which may result in greater operational efficiencies, or innovative store formats, and use of disruptive technology.
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
As of January 28, 2017, the significant majority of the stores in our Hometown business were operated by our dealers and franchisees that sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases and general economic conditions. Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable or unwilling to operate their stores profitably, this could have a material adverse effect on our business and results of operations including the necessity that we record additional non-cash provisions for losses on franchisee receivables. During our 2016 fiscal year we entered into franchise termination agreements with, or otherwise terminated, franchises in 24 locations.
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
Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing and perceived longer-term economic conditions. Our sales and results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including the following:

•	Actions by our competitors, including opening of new stores in our existing trade areas or changes to the way these competitors conduct business online;

•	Increases to the level of discount on promotional pricing of new-in-box appliances in the industry, which could continue to adversely impact our sales of out-of-box appliances and associated margin;

•	The Extent to which we are able to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate;

•	The availability on commercially reasonable terms of the various types of inventory that we need to sell for the profitable operation of our stores;

•	Changes in our merchandise strategy and mix;

•	Real estate and maintenance costs for our existing stores (including disagreements between SHO and Sears Holdings regarding their respective responsibilities for these costs);

•	Changes in population and other demographics;

•	Timing and effectiveness of our promotional events;

•	Weather conditions, including level of rainfall, particularly drought, level of snowfall, average temperature, major storms, and delays in, or advances to, the start of seasonal changes;

•	The availability of locations for new stores that can be operated profitability by the Company and by our dealers and franchisees; and

•	The growth of online shopping in which we may not be able to fully participate

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
According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") owns approximately 57% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control, among other matters affecting the Company.
The interests of ESL, which has investments in other companies (including, according to publicly available information, ownership of approximately 48% of the outstanding common stock of Sears Holdings as of January 28, 2017) may from time to time differ from, or be opposed to, the interests of our other stockholders.
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
In the ordinary course of our business, we collect, process, and store a large amount of customer, associate, and Company information, including financial information and sensitive personal information. Until we complete the implementation of the BPO we will continue to rely heavily on Sears Holdings’ computer and communications hardware and software systems (such as the point-of-sale system used by the Company and our dealers and franchisees) and related security systems (collectively the "Sears Holdings Systems") to collect, process, and store this information. Sears Holdings Systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by Sears Holdings' associates, our associates, and the associates of our dealers and franchisees. The Sears Holdings Systems may be compromised as a result of criminal activity, negligence, or otherwise. Threats may result from human error, fraud, or malice on the part of Sears Holdings' associates, our associates, and the associates of our dealers, franchisees, and other third parties, or may result from accidental technological failure. Any significant compromise or breach of the Sears Holdings Systems could significantly damage our reputation and result in additional costs, lost sales, fines, government investigations, and lawsuits against, or otherwise adversely affecting, SHO. The regulatory environment related to information security and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Additionally, several recent, highly publicized data-security breaches and cyber attacks at other large, nationwide retail companies have heightened consumer awareness of this issue and may embolden individuals or groups to target SHO and the Sears Holdings Systems. There is no guarantee that our reliance on the Sears Holdings Systems and related security measures provided by Sears Holdings will protect information against unauthorized access or that the Sears Holdings Systems and related security measures are adequate to safeguard against data-security breaches. If the Sears Holdings Systems experience a significant data-security breach (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), or if Sears Holdings or SHO fails to detect and appropriately respond to a significant data-security breach, with respect to our customer, associate, or Company information, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to stop shopping with us altogether.
When we complete the implementation of the BPO our systems will be subject to the same information-system risks that are described in the preceding paragraph. See "We rely on Sears Holdings and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence" in this Item 1A for additional information and risks regarding the implementation of the BPO.
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
As of January 28, 2017, we leased 79 Company-operated Sears Outlet store locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 29 locations with landlords affiliated with Sears Holdings, operated two locations that were co-located with a Sears Appliance and Hardware store which were leased by the Hometown segment, and owned two buildings. Additionally, we are the obligor on 28 leases which are sublet to our franchisees that are unaffiliated with Sears Holdings and five leases are sublet to franchisees with landlords affiliated with Sears Holdings, one location is leased by an independent owner, and three locations are leased by franchisees. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 87 of our 149 Sears Outlet leases will expire within the next three years and, with respect to 27 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.
In addition, as of January 28, 2017, our Sears Hometown business leased 35 Company-operated locations under long-term agreements with landlords that are unaffiliated with Sears Holdings and leased 3 Company-operated locations under long-term agreements with landlords affiliated with Sears Holdings. Additionally, we are the obligor on an additional 15 leases which are sublet to our franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.
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
At January 28, 2017 we had approximately $26.8 million of debt outstanding. While the instruments governing our indebtedness include restrictions on our ability to incur additional indebtedness, they do not completely prevent us or our subsidiaries from incurring additional debt in the future and do not prevent us or our subsidiaries from incurring other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, subject to certain conditions, increase the borrowing capacity under the Senior ABL Facility without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, by an amount not to exceed $100 million. For additional information regarding the Senior ABL Facility see, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior ABL Facility" in this Annual Report on 10-K. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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
The Senior ABL Facility contains certain financial and operating covenants and other restrictions relating to, among other things, an excess availability requirement and a fixed charge coverage ratio, as well as limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments (such as stock repurchases), and certain transactions with affiliates. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior ABL Facility" in this Annual Report on Form 10-K.
Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the Senior ABL Facility that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations, such as the lenders under the Senior ABL Facility, could proceed against the collateral securing the secured obligations. In any such case, we may be unable to borrow under the Senior ABL Facility and may not be able to repay amounts due under such facility. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. In addition, these covenants may restrict our ability to engage in transactions (i) that we believe would otherwise be in the best interests of our stockholders or (ii) without which our business and operations could be harmed. As of January 28, 2017 SHO was in compliance with all covenants under the Senior ABL Facility. See also "If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected" in this Item 1A.
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
Any reductions in our available borrowing capacity under the Senior ABL Facility, or our inability to renew or replace our Senior ABL Facility, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting the retail industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect the retail industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all. See also "If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected" in this Item 1A.
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
Our common stock trades on the NASDAQ Capital Market under the symbol "SHOS." We neither can provide any assurance that a trading market for our common stock will continue to exist nor can we predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

•	Our business profile and market capitalization may not continue to fit the investment objectives of some stockholders and, as a result, these stockholders may sell our shares;

•	Actual or anticipated fluctuations in our operating results due to factors related to our business;

•	Our ability to decrease our reliance on products and services provided by Sears Holdings and ability to diversify our supply chain;

•	Success or failure of our business strategy;

•	Sears Holdings' financial performance, condition, and prospects, including the risk of insolvency proceedings;

•	Our relationship with Sears Holdings;

•	Actual or anticipated changes in the U.S. economy or the retailing environment;

•	Our quarterly or annual earnings, or those of other companies in our industry;

•	Our ability to obtain third-party financing as needed;

•	Announcements by us or our competitors of significant acquisitions or dispositions;

•	The failure of securities analysts to cover our common stock;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Overall market fluctuations;

•	Changes in laws and regulations affecting our business;

•	Actual or anticipated sales or distributions of our capital stock by our officers, directors or significant stockholders;

•	Terrorist acts or wars; and

•	General economic conditions and other external factors.

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
According to publicly available information ESL owns approximately 57% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares in us, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities laws. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.
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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
As of January 28, 2017, our Hometown business included 871 stores and our Outlet business included 149 stores.
As of January 28, 2017, 788 of our Hometown Store locations were leased by independent dealers from landlords not affiliated with SHO. Also as of that date (1) franchisees leased a total of 40 Home Appliance Showrooms and Hardware Stores directly from landlords not affiliated with SHO and (2) SHO subleased to franchisees a total of 15 Home Appliance Showrooms and Hardware stores. As part of our sublease arrangements the franchisees agree with SHO to pay rent to SHO and perform the other lease obligations. As of January 28, 2017 SHO operated 32 leased Home Appliance Showrooms and Hardware Stores and operated six leased Hometown Stores. Also as of that date SHO operated 108 leased Outlet Stores, owned and operated two Outlet Stores, subleased 33 Outlet Stores to franchisees, one location was leased by an independent owner, 3 locations were leased directly by franchisees, and 2 locations were in premises leased by the Hardware stores.
As of January 28, 2017, SHO subleased or leased from Sears Holdings a total of 32 Company-operated locations. In some of these locations Sears Holdings currently operates one of its stores or engages in other or, in some cases, no business activity. In most such circumstances we have entered into a sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store operates and we pay rent directly to Sears Holdings on the terms negotiated in connection with the Separation. In several locations Sears Holdings owns the premises, which we lease from Sears Holdings. We also lease from Sears Holdings approximately 40,000 square feet of office space for our corporate headquarters in Hoffman Estates, Illinois. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the near-term to determine the appropriate action to take with respect to them, including closing stores, entering into new store subleases or leases, or purchasing properties for new stores.

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

Logistics

We support the distribution of product sold through our Outlet locations through 18 strategically located distribution locations in 15 states and one in Puerto Rico. The total square footage of all distribution locations is 1,873,055. On occasion, we may lease additional facilities to support additional distribution needs.

Store Openings and Closures
Store opening and closure data for fiscal years 2014 , 2015, and 2016 is contained in the following table.

Store Openings & Closures

	Fiscal Year
	2014	2015	2016
Beginning Store Count	1,260	1,260	1,160
Store Openings	45	37	20
Store Closures	(45)	(137)	(160)
Ending Store Count	1,260	1,160	1,020

As of January 28, 2017, we had 1,020 stores in operation, with stores in each state in the U.S., as well as a store in Bermuda and stores in Puerto Rico.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated	Franchise
BR	Bermuda	—	1	—	—
AK	Alaska	—	1	—	—
AL	Alabama	—	28	1	—
AR	Arkansas	—	33	—	—
AZ	Arizona	—	16	—	5
CA	California	2	37	13	6
CO	Colorado	1	16	4	—
CT	Connecticut	1	2	2	—
DE	Delaware	—	3	1	—
FL	Florida	—	20	13	—
GA	Georgia	—	30	4	—
HI	Hawaii	—	1	1	—
IA	Iowa	—	16	—	—
ID	Idaho	—	8	—	1
IL	Illinois	4	24	8	1
IN	Indiana	1	23	2	—
KS	Kansas	—	23	1	1
KY	Kentucky	1	20	1	—
LA	Louisiana	—	21	2	—
MA	Massachusetts	—	4	3	—
MD	Maryland	1	4	3	—
ME	Maine	—	9	—	—
MI	Michigan	—	32	4	1
MN	Minnesota	—	23	2	—
MO	Missouri	3	33	—	3
MS	Mississippi	—	23	—	—
MT	Montana	—	11	—	—
NC	North Carolina	—	26	2	3
ND	North Dakota	—	5	—	—
NE	Nebraska	—	10	—	—
NH	New Hampshire	1	8	—	—
NJ	New Jersey	4	2	6	—
NM	New Mexico	—	8	1	—
NV	Nevada	—	6	3	—
NY	New York	—	19	3	—
OH	Ohio	3	19	8	—
OK	Oklahoma	—	22	—	—
OR	Oregon	—	24	—	2
PA	Pennsylvania	9	13	6	—
PR	Puerto Rico	—	9	1	—
RI	Rhode Island	—	3	—	—
SC	South Carolina	—	14	1	1
SD	South Dakota	—	5	—	—

TN	Tennessee	—	17	4	—
TX	Texas	5	77	5	11
UT	Utah	—	6	—	—
VA	Virginia	—	14	3	—
VT	Vermont	—	8	—	—
WA	Washington	1	17	1	2
WV	West Virginia	—	8	3	—
WI	Wisconsin	1	24	—	—
WY	Wyoming	—	7	—	—
Total		38	833	112	37

Store Ownership Type

	Hometown	Outlet
Company operated stores owned	—	2
Leased	38	110
Total company operated	38	112

Independently owned and operated	833	37

Total store count as of 1/28/2017	871	149

Item 3. Legal Proceedings
As of the date hereof, we are not party to any litigation which we consider material to our operations.
Notwithstanding the above, from time to time we are (or in the future could be), and will continue to be, subject to legal claims, including without limitation those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, breach of contract and other claims by our independent dealers and franchisees, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also "Risk Factors-Risks Relating to Our Relationship with, and Dependence on, Sears Holdings" and "Risk Factors-Risks Relating to Our Business" in Item 1A of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth information regarding our executive officers as of the date hereof.

Name	Age	Position
Will Powell	46	Chief Executive Officer and President and a Director
Michael A. Gray	45	Senior Vice President, Store Operations
Ryan D. Robinson	51	Senior Vice President, Chief Administrative Officer, and Chief Financial Officer
David J. Buckley	49	Chief Marketing Officer and Vice President, eCommerce
Philip M. Etter	52	Vice President, Human Resources
Charles J. Hansen	69	Vice President, General Counsel, and Secretary
Michael P. McCarthy	55	Chief Merchandising Officer and Vice President, Merchandising and Inventory

Mr. Powell has been Chief Executive Officer and President and a director since July 2015. From October 2012 until July 2015, he served as Senior Vice President and Chief Operating Officer. Prior to his employment with SHO, he served as Sears Holdings' Senior Vice President and President, Hometown Stores (at that time a division of Sears Holdings), positions he held from November 2008 to October 2012. From November 2007 until November 2008, Mr. Powell served as Sears Holdings' Vice President and General Manager, Outlet Stores (at that time a division of Sears Holdings), and from January 2006 to November 2007, he served as Sears Holdings' Divisional Vice President, Stores/Sales-Dealer Stores. He joined Sears Holdings in August 2003.

Mr. Gray has been Senior Vice President, Store Operations, since February 2016. Prior to that he served as the Company's Vice President and General Manager, Stores, since beginning in 2011. Prior to his employment with the Company he served as Sears Holdings’ Region Vice President and General Manager, Sears Retail Stores, a position he held from March 2009 to June 2011. He joined Sears Holdings in October 2003 and served in various leadership roles. Prior to joining Sears Holdings Mr. Gray served in a variety of leadership positions with other national retail chains including OfficeMax, Petsmart, and Things Remembered.
Mr. Robinson has been Senior Vice President and Chief Financial Officer since June 2014. He previously served as Chief Financial Officer of Urgent Care MSO, LLC (doing business as MedExpress), which operates neighborhood medical centers.  Prior to that, he was with Best Buy Co., Inc. for 10 years in roles of increasing responsibility.  He began his career with Best Buy in 2002 as Vice President, Finance, Treasurer, with responsibility for tax and business development.  He continued his Best Buy service until May 2012 when he was Senior Vice President, Chief Financial Officer, US.

Mr. Buckley has been Chief Marketing Officer and Vice President, e-Commerce since July 2015. He previously served as the Company’s Chief Marketing Officer. Prior to his employment with the Company he served as Divisional Vice President and Chief Marketing Officer, Hometown Stores (at that time a division of Sears Holdings), a position he held from August 2011 to October 2012. He joined Sears Holdings in August 2010 as part of the Senior Leadership Development program, working on several transformational projects during that time. Before joining Sears Holdings, Mr. Buckley was Global Director of Advertising for The Associated Press. Before joining The Associated Press, he served in a variety of leadership positions in advertising at The New York Times Company.

Mr. Etter has been Vice President, Human Resources since February 2016. Prior to that he served as the Company’s Divisional Vice President of Human Resources beginning in 2012. Prior to his employment with the Company he served as Director of Human Resources for Sears Holdings Corporation, Tweeter Home Entertainment Group, Inc., and Macy’s West.

Mr. Hansen has been Vice President, General Counsel, and Secretary since the Separation. From January 2008 until the Separation, he served as Vice President, Chief Counsel of Sears Holdings.  Prior to his employment with Sears Holdings, Mr. Hansen was the Executive Vice President and General Counsel of Saks Incorporated, an operator of retail and department stores, a position he held from September 2003 to May 2007.

Mr. McCarthy has been Chief Merchandising Officer and Vice President Merchandising and Inventory since September 2015. Prior to assuming his current role, Mr. McCarthy served as the Vice President of Store Operations for Pep Boys from July 2014 to September 2015. Before joining Pep Boys, Mr. McCarthy served as the Executive Vice President of Macy’s North Region from March 2011 to February 2013 leading a large regional organization with stores located in 10 states. Before joining Macy’s Mr. McCarthy served in various capacities at Sears Holdings culminating in his role as the Senior Vice President and General Manager of Sears Full-Line Stores, a position he held from 2007 to 2011.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Stock Market under the ticker symbol SHOS. We had 276 stockholders of record at the close of business on March 17, 2017. The table below sets forth the high and low sales prices on NASDAQ of our common stock for each of the fiscal periods indicated.

2016	High	Low
First Quarter	$7.04	$5.30
Second Quarter	7.14	5.38
Third Quarter	6.88	4.75
Fourth Quarter	7.25	3.70

2015	High	Low
First Quarter	$13.93	$6.80
Second Quarter	9.92	6.65
Third Quarter	8.95	6.50
Fourth Quarter	9.60	6.78
Dividends
We did not declare any cash dividends on our common stock during fiscal year 2016. We do not expect to pay cash dividends on our common stock for the foreseeable future. Cash dividends are dependent upon our results of operations, financial condition, cash requirements, the satisfaction of certain conditions (described below in "Share Repurchases") under our Senior ABL Facility, availability of surplus, and such other factors as our Board of Directors may deem relevant. See "We do not expect to pay dividends for the foreseeable future" in Item 1A-Risk Factors of this Annual Report on Form 10-K. At January 28, 2017 the Senior ABL Facility permitted the payment of cash dividends.
Share Repurchases
On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. At January 28, 2017 we had $12.5 million of remaining authorization under the repurchase program. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time.

Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.     We did not repurchase any shares of our common stock during our 2016 fiscal year.
The Senior ABL Facility also limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends and may repurchase stock, together not exceeding $37,500,000 in any fiscal year or $75,000,000 in the aggregate, if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase and (ii) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that monthly availability, immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase will be at least equal to the greater of (x) 50% of the Loan Cap and (y) $100,000,000. No default or event of default presently exists. At January 28, 2017 we met the foregoing conditions and as a result the Senior ABL Facility permits us to pay cash dividends or repurchase our common stock.

The Senior ABL Facility also imposes various other requirements, such as a cash dominion requirement. In addition, upon excess availability falling below a specified level, the Company is required to comply with a minimum fixed charge coverage ratio.

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

	2/1/13	1/31/14	1/30/15	1/29/16	1/27/17
SHOS	$131.65	$68.42	$36.99	$22.69	$12.39
S&P 500 INDEX	$105.92	$124.78	$139.65	$135.82	$160.63
S&P 500 RETAILING INDEX	$103.89	$134.64	$159.88	$184.76	$216.70

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL AND OTHER DATA
The Consolidated Statement of Operations Data, the Per Common Share Data, the Consolidated Balance Sheet Data, and the Other Financial and Operation Data provided in the table below in this Item 6 with respect to our 2016, 2015, 2014, 2013, and 2012 fiscal years are derived from the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K (for the 2016, 2015, and 2014 fiscal years), the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (for the 2013 fiscal year), and the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (for the 2012 fiscal year). The information provided in the table below with respect to our 2012 (prior to October 12, 2012) fiscal year (the "Pre-Separation Financial Information") reflects the results of operations and financial position of the consolidated Sears Hometown and Hardware and Sears Outlet businesses operated pre-Separation by Sears Holdings.
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

Fiscal years and thousands except for per share amounts and number of stores	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data (1)
Net sales	$2,070,056	$2,287,788	$2,356,033	$2,421,562	$2,453,606
Net income (loss)	$(131,919)	$(27,261)	$(168,805)	$35,550	$60,080
Per Common Share Data (2)
Basic	$(5.81)	$(1.20)	$(7.45)	$1.55	$2.60
Diluted	$(5.81)	$(1.20)	$(7.45)	$1.55	$2.60
Consolidated Balance Sheet Data
Total assets	$468,426	$633,833	$645,722	$847,185	$785,803
Long-term debt	—	—	—	—	—
Long-term capital lease obligations	$274	$382	$176	$95	$769
Other Financial and Operational Data
Adjusted EBITDA (3)	$(18,521)	$9,386	$2,047	$45,907	$98,638
Number of stores	1,020	1,160	1,260	1,260	1,245
Sears Outlet - Comparable Store Sales %	(5.1)%	(4.1)%	(1.2)%	1.2%	(0.8)%
Sears Hometown and Hardware - Comparable Store Sales %	(4.2)%	(0.1)%	(7.1)%	(3.2)%	1.0%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2012 was a 53-week year and fiscal years 2016, 2015, 2014, 2013, were 52-week years.

(2)	23,100,000 shares outstanding effective upon completion of the Separation are used for Fiscal year 2012.

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

Starting with the second quarter of 2015, the Company began excluding initial franchise revenues from Adjusted EBITDA. This change was based on (1) the Company's decision to indefinitely suspend its franchising of additional stores except to existing Company franchisees and (2) to better align Adjusted EBITDA for purposes of incentive compensation.

    In the fourth quarter of 2016, in an effort to improve profitability and make the most productive use of capital, the Company executed an initiative to accelerate the closing of 109 under-performing locations. Under-performing locations are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. Due to the number and accelerated nature of the store closings in the fourth quarter of 2016, the Company has excluded the associated costs of the closings from adjusted EBITDA in the current year.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2016	2015	2014
Net Loss	$(131,919)	$(27,261)	$(168,805)
Income tax (benefit) expense	81,491	(15,152)	(3,066)
Other income	(1,490)	(2,585)	(3,149)
Interest expense	4,263	2,826	3,861
Operating loss	(47,655)	(42,172)	(171,159)
Depreciation and amortization	13,458	10,562	8,935
Gain on the sale of assets	(25,203)	—	(113)
Impairment of goodwill, property, and equipment	9,356	3,984	168,237
Severance and executive transition costs	—	1,066	—
Initial franchise revenues net of provision for losses	(552)	25,086	(3,853)
IT transformation investments	14,974	10,860	—
Accelerated closure of under-performing stores	17,101	—	—
Adjusted EBITDA	$(18,521)	$9,386	$2,047

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
Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. As of January 28, 2017, we and our independent dealers and franchisees operated a total of 1,020 stores across all 50 states, Puerto Rico, and Bermuda. In fiscal year 2016, the Company opened 20 stores and closed 160 stores.
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
As of January 28, 2017, Hometown consisted of 871 stores as follows:

•
795 Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities, and offering home appliances, lawn and garden equipment, tools, sporting goods, and household goods. Most of our Hometown Stores carry proprietary Sears-branded products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
26 Hardware Stores—Hardware stores that offer primarily home appliances, lawn and garden equipment, tools, and other home improvement products, and featuring Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•	50 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are located in metropolitan areas.
As of January 28, 2017, our Hometown segment included 789 dealer-operated stores, 44 franchisee-operated stores, and 38 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores in many respects. The Company requires all of the stores to operate under specified circumstances according to the Company’s standards. Stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes specified advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions when our dealers and franchisees sell the merchandise and provide services.
Historically, all of the Company's Outlet stores were operated by the Company. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees during the 2013 fiscal year. During the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension is continuing. As of January 28, 2017, 37 of the 149 Sears Outlet stores were operated by franchisees.

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
Initial franchise revenues (shown in the table below) consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are highly variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected returns on new store development and the number of Company-operated locations available for sale to franchisees. Initial franchise revenues were $(0.2) million, $0.3 million, and $16.9 million in the 2016, 2015, and 2014 fiscal years, respectively. During the second quarter of fiscal 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension is continuing. Initial franchise revenues by quarter for the 2016, 2015, and 2014 fiscal years were:

thousands	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	2016
Hometown	$—	$—	$—	$—	$—
Outlet	(200)	—	6	—	(194)
Total	$(200)	$—	$6	$—	$(194)

	2015
Hometown	$(6)	$(102)	$—	$—	$(108)
Outlet	496	(60)	13	—	449
Total	$490	$(162)	$13	$—	$341

	2014
Hometown	$(194)	$172	$336	$—	$314
Outlet	3,482	5,236	6,159	1,717	16,594
Total	$3,288	$5,408	$6,495	$1,717	$16,908
Franchisee Receivables Charges
The Company had net recoveries related to franchisee receivables of $0.7 million in 2016 compared to an uncollectible expense of $25.4 million in 2015 and $13.1 million in 2014.

Shared Vendor Funds
In accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors. During the 2016 fiscal year Sears Holdings' subsidy collections were lower compared to the 2015 fiscal year and SHO's portion of the collected subsidies during the 2016 fiscal year were approximately $2.1 million lower than its portion for the 2015 fiscal year. Also in accordance with the Merchandising Agreement, SHO receives from Sears Holdings specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables. During the 2016 fiscal year Sears Holdings earned higher cash discounts compared to the 2015 fiscal year, and SHO's portion of the earned cash discounts were approximately $13.5 million higher than its portion for the 2015 fiscal year. Sears Holdings is responsible for the collection of the merchandise subsidies that it has negotiated with its merchandise vendors and the extent to which Sears Holdings will earn cash discounts. As a consequence we cannot provide any assurance that SHO's portion of merchandise subsidies collected by Sears Holdings will stay the same or cease declining and we cannot provide any assurance that SHO's portion of Sears Holdings' earned cash discounts will not decline, stay the same, or continue to increase. If SHO's portion of merchandise subsidies collected by Sears Holdings were to continue to decline, and if at the same time SHO's portion of Sears Holdings' earned cash discounts were to decline, SHO's results of operations could be adversely affected to a material extent.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31. Unless otherwise stated, references to specific years in this Annual Report on Form 10-K are to fiscal years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2016	January 28, 2017	52
2015	January 30, 2016	52
2014	January 31, 2015	52

Results of Operations
The following table sets forth items derived from our consolidated results of operations for our 2015, 2014 and 2013 fiscal years.

	Fiscal
thousands	2016	2015	2014
NET SALES	$2,070,056	$2,287,788	$2,356,033
COSTS AND EXPENSES
Cost of sales and occupancy	1,661,314	1,769,286	1,803,497
Gross margin	408,742	518,502	552,536
Margin rate	19.7%	22.7%	23.5%
Selling and administrative	458,786	546,128	546,636
Selling and administrative expense as a percentage of net sales	22.2%	23.9%	23.2%
Impairment of goodwill, property, and equipment	9,356	3,984	168,237
Depreciation and amortization	13,458	10,562	8,935
Gain on the sale of assets	(25,203)	—	(113)
Total costs and expenses	2,117,711	2,329,960	2,527,192
Operating loss	(47,655)	(42,172)	(171,159)
Interest expense	(4,263)	(2,826)	(3,861)
Other income	1,490	2,585	3,149
Loss before income taxes	(50,428)	(42,413)	(171,871)
Income tax (expense) benefit	(81,491)	15,152	3,066
NET LOSS	$(131,919)	$(27,261)	$(168,805)

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

In the fourth quarter of 2016, in an effort to improve profitability and make the most productive use of capital, the Company executed an initiative to accelerate the closing of 109 under-performing locations. Under-performing locations are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease severance or other non-recurring store closing costs. Due to the number and accelerated nature of the store closings in the fourth quarter of 2016, the Company has excluded the associated costs of the closings from adjusted EBITDA in the current year.

The following table presents a reconciliation of adjusted EBITDA to net income, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2016	2015	2014
Net Loss	$(131,919)	$(27,261)	$(168,805)
Income tax (benefit) expense	81,491	(15,152)	(3,066)
Other income	(1,490)	(2,585)	(3,149)
Interest expense	4,263	2,826	3,861
Operating loss	(47,655)	(42,172)	(171,159)
Depreciation and amortization	13,458	10,562	8,935
Gain on the sale of assets	(25,203)	—	(113)
Impairment of goodwill, property, and equipment	9,356	3,984	168,237
Severance and executive transition costs	—	1,066	—
Initial franchise revenues net of provision for losses	(552)	25,086	(3,853)
IT transformation investments	14,974	10,860	—
Accelerated closure of under-performing stores	17,101	—	—
Adjusted EBITDA	$(18,521)	$9,386	$2,047

Accounting for Fees Paid in a Cloud Computing Arrangement
In 2015, the Financial Accounting Standards Board issued ASU 2015-05, "Intangibles -- Goodwill and Other - Internal Use Software, Customer's Accounting For Fees Paid in a Cloud Computing Arrangement," which provided additional guidance on the treatment of IT-related costs for hosted arrangements. Based on an evaluation of this guidance and existing literature, SHO made a correcting adjustment in the fourth quarter of 2015 to move a large majority of these investments from capitalized assets to expense and will expense most of these investments through 2017, when these investments will be substantially complete. IT transformation investments were $15.0 million in 2016 compared to $10.9 million in 2015.
52 Week Period Ended January 28, 2017 Compared to the 52 Week Period Ended January 30, 2016
Net Sales
Net sales for the 2016 fiscal year decreased $217.7 million, or 9.5%, to $2.1 billion from the 2015 fiscal year. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 4.4% decrease in comparable store sales. Comparable store sales were down 4.2% and 4.9% in Hometown and Outlet, respectively. The home appliances and tools categories both outperformed the average comparable store sales while lawn and garden and mattresses underperformed the average.

Gross Margin

Gross margin was $408.7 million, or 19.7% of net sales, for the full year 2016 compared to $518.5 million, or 22.7% of net sales, for the full year 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to more Company-operated locations, lower margin on merchandise sales, $16.1 million of store-closing costs, and $8.5 million higher shrink resulting from $3.7 million physical inventory charges in Outlet in 2016 as compared to $4.6 million of physical inventory gains in Hometown in 2015. The total impact of occupancy costs, store-closing costs, and shrink reduced gross margin 490 basis points for the full year 2016 compared to a reduction of 274 basis points for the full year 2015.

Selling and Administrative Expenses
Selling and administrative expenses decreased to $458.8 million, or 22.2% of net sales, for the full year 2016 from $546.1 million, or 23.9% of net sales, for the full year 2015. The decrease was primarily due to: (1) lower commissions paid to dealers and franchisees on lower sales volume, (2) the conversion of some dealer and franchisee locations to Company-operated stores in 2016, which resulted in some costs previously recorded as selling and administrative expenses to be recorded as a reduction to gross margin, (3) lower expenses being recorded for stores closed (net of new store openings), and (4) a $25.4 million charge in 2015 related to the write-off of, and additional reserves taken on, franchisee notes receivables. The Company recorded $1.0 million of store closing selling and administrative expenses for the full year 2016.
Gain on Sale of Assets
During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.2 million.
Operating Loss
We recorded operating losses of $47.7 million and $42.2 million for the full years 2016 and 2015, respectively. The increase in operating loss was primarily due to lower volume, a lower gross margin rate, impairment charges of $9.4 million in fiscal year 2016 as compared to $4.0 million in fiscal 2015, and higher depreciation and amortization, partially offset by a decrease in selling and administrative expenses and a gain on the sale of assets.

Income Taxes
Income tax expense was $81.5 million in 2016, comprised primarily of a $100.1 million non-cash valuation allowance on our deferred tax assets, and a benefit of $15.2 million in 2015. See Note 6 to our Consolidated Financial Statements in this Annual Report on the Form 10-K for further information.
Net loss

We recorded a net loss of $131.9 million for the full year 2016 compared to a net loss of $27.3 million for the full year 2015. The increase in our net loss was primarily attributable to a higher operating loss, including store-closing costs, and an increase in income tax expense.
52 Week Period Ended January 30, 2016 Compared to the 52 Week Period Ended January 31, 2015
Net Sales
Net sales for the 2015 fiscal year decreased $68.2 million, or 2.9%, to $2.3 billion from the 2014 fiscal year. This decrease in sales was driven by (1) a 1.2% decrease in comparable store sales, (2) the impact of closed stores (net of new store openings), (3) lower initial franchise revenues, which were $0.3 million in 2015 compared to $16.9 million in 2014, and (4) lower online commissions from Sears Holdings ($12.9 million for the 2015 fiscal year compared to $22.6 million for the 2014 fiscal year). Comparable store sales were down 0.1% in Hometown and down 4.1% in Outlet. Home appliances outperformed the average comparable store sales while lawn and garden, tools, and mattresses categories underperformed to the average.

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

Selling and Administrative Expenses
Selling and administrative expenses were flat at $546.1 million, or 23.9% of net sales, for the full year 2015 compared to $546.6 million, or 23.2% of net sales, for the full year 2014. Primary drivers included (1) expense decreases resulting from closed stores (net of new stores), (2) lower commissions paid to dealers and franchisees on lower sales volume, (3) lower marketing costs, (4) lower insurance costs, and (5) lower commissions paid to Sears Holdings for online transactions due to lower volume. These decreases were offset by $25.4 million of charges related to franchisee receivables for the full year 2015 compared to $13.1 million recognized for the full year 2014 and our IT transformation investments of $10.9 million. Franchisee receivables charges increased the selling and administrative expenses rate by 111 basis points and 55 basis points in 2015 and 2014, respectively. The IT transformation investments increased the selling and administrative expenses rate by 47 basis points in 2015.
Impairment of Goodwill
During 2014, we recorded a non-cash goodwill impairment charge of $167.0 million associated with the Hometown Reporting Unit. This charge eliminated all of our recorded goodwill.
Operating Loss
We recorded operating losses of $42.2 million and $171.2 million for the full years 2015 and 2014, respectively. The improvement in our operating loss for the full year 2015 resulted primarily from the absence of the 2014 non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill). These improvements were partially offset by (1) lower initial franchise revenues, (2) higher charges related to franchisee receivables, (3) IT transformation investments of $10.9 million, and (4) a lower gross margin rate. The total net impact of franchisee receivables charges, IT transformation investments, goodwill and fixed-asset impairment charges, and initial franchise revenues increased operating losses by $39.9 million and $164.4 million in 2015 and 2014, respectively.

Income Taxes
We recorded an income tax benefit of $15.2 million and $3.1 million in 2015 and 2014, respectively. The effective tax rate (benefit) was 35.7% in 2015 and 1.8% in 2014.
Net loss
We recorded net losses of $27.3 million and $168.8 million in 2015 and 2014, respectively. The decrease in our net loss was primarily attributable to the factors discussed above.

Business Segment Results

Hometown
Hometown results and key statistics were as follows:

	Fiscal Year
thousands, except for number of stores	2016	2015	2014
Net sales	$1,439,563	$1,630,276	$1,692,377
Comparable store sales %	(4.2)%	(0.1)%	(7.1)%
Cost of sales and occupancy	1,145,678	1,262,215	1,297,212
Gross margin	293,885	368,061	395,165
Margin rate	20.4%	22.6%	23.3%
Selling and administrative	318,589	378,141	403,367
Selling and administrative expense as a percentage of net sales	22.1%	23.2%	23.8%
Impairment of goodwill, property, and equipment	4,536	1,983	167,618
Depreciation and amortization	6,032	3,585	3,199
(Gain) Loss on the sale of assets	69	—	(113)
Total costs and expenses	1,474,904	1,645,924	1,871,283
Operating loss	$(35,341)	$(15,648)	$(178,906)
Total Sears Hometown and Hardware stores	871	1,001	1,109

52 Week Period Ended January 28, 2017 Compared to the 52 Week Period Ended January 30, 2016 -- Hometown
Net Sales

Net sales in 2016 decreased $190.7 million, or 11.7%, to $1.4 billion from 2015. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 4.2% decrease in comparable store sales. Home appliances, tools, and mattresses outperformed the average comparable store sales while lawn and garden underperformed to the average.

Gross Margin

Gross margin was $293.9 million, or 20.4% of net sales, in 2016 compared to $368.1 million, or 22.6% of net sales, in 2015. The decrease in gross margin rate was primarily driven by (1) $15.1 million of store-closing costs, (2) lower margin on merchandise sales, (3) higher occupancy costs due to an increase in the number of Company-operated stores, and (4) higher shrink due to $4.6 million of physical inventory gains in 2015. The total impact of occupancy, store-closing costs, and shrink reduced gross margin 285 basis points for the full year 2016 compared to a reduction of 124 basis points for the full year 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $318.6 million, or 22.1% of net sales, in 2016 from $378.1 million, or 23.2% of net sales, in 2015. The decrease was primarily due to the impact of (1) lower expenses being recorded for stores closed (net of new store openings), (2) lower dealer and franchisee commissions on lower sales volume, (3) converting some dealer and franchisee locations to Company-operated stores in 2016, which resulted in some costs previously recorded as selling and administrative expenses to be recorded as a reduction to gross margin, and (4) a $12.7 million charge in 2015 related to expenses for uncollectible franchise notes receivable. The Company recorded $0.9 million of store closing selling and administrative expense for the full year 2016.

Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2016 fiscal year. If the allocation weighting for 2016 had been similar to the weighting for 2015, we would have allocated an additional $1.3 million of Home Office overhead expenses to Hometown's Selling and administrative expenses. We reevaluate the allocation of Home Office overhead expenses on an annual basis.
Operating Loss

We recorded operating losses of $35.3 million and $15.6 million in 2016 and 2015, respectively. The increase in our operating loss was primarily attributable to lower volume, lower gross margin rate, impairment of long-lived assets of $4.5 million in 2016 compared to $2.0 million in 2015, and higher depreciation and amortization expense partially offset by a decrease in selling and administration expenses.
52 Week Period Ended January 30, 2016 Compared to the 52 Week Period Ended January 31, 2015 -- Hometown
Net Sales

Net sales in 2015 decreased $62.1 million, or 3.7%, to $1.6 billion from 2014. This decrease was driven primarily by the impact of closed stores (net of new store openings), lower online commissions from Sears Holdings ($10.5 million in 2015 compared to $19.5 million in 2014), and a 0.1% decrease in comparable store sales. Home appliances and mattresses outperformed the average comparable store sales while the lawn and garden and tools categories underperformed to the average.
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
Selling and Administrative Expenses

Selling and administrative expenses decreased to $378.1 million, or 23.2% of net sales, in 2015 from $403.4 million, or 23.8% of net sales, in 2014. The decrease was primarily due to lower dealer and franchisee commissions on lower sales volume, the impact of closed stores (net of new stores openings), and lower commissions paid to Sears Holdings for online transactions due to lower volume. These decreases were partially offset by higher payroll and benefits and allocated IT transformation investments. Franchisee receivables charges increased the selling and administrative expenses rate by $12.7 million, or 78 basis points, and $13.0 million, or 77 basis points, in 2015 and 2014, respectively. The $7.4 million of IT transformation investments allocated to Hometown increased the selling and administrative expenses rate by 45 basis points in 2015.
Since the Separation we have included an allocation of Home Office overhead expenses in Selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2015 fiscal year. If the allocation weighting for 2015 had been similar to the weighting for 2014, we would have allocated an additional $4.1 million of Home Office overhead expenses to Hometown's Selling and administrative expenses. We reevaluate the allocation of Home-Office overhead expenses on an annual basis.
Impairment of Goodwill
During 2014 we recorded a non-cash goodwill impairment charge of $167.0 million associated with Hometown.

Operating Loss
We recorded operating losses of $15.6 million and $178.9 million in 2015 and 2014, respectively. The improvement in our operating loss for the full year 2015 resulted from the 2014 non-cash goodwill impairment charge of $167.0 million (which eliminated all of our recorded goodwill), and lower selling and administrative expenses. These improvements were partially offset by (1) a lower gross margin rate, (2) lower volume, (3) IT transformation investments of $7.4 million, (4) higher depreciation and amortization expense, and (5) impairment of long-lived assets of $2.0 million in 2015 compared to $0.6 million in 2014. The net impact of franchisee receivables charges, IT transformation investments, goodwill and fixed asset impairment charges, and initial franchise revenues increased operating losses by $22.2 million and $180.3 million in 2015 and 2014, respectively.

Outlet
Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2016	2015	2014
Net sales	$630,493	$657,512	$663,656
Comparable store sales %	(4.9)%	(4.1)%	(1.2)%
Cost of sales and occupancy	515,636	507,071	506,285
Gross margin	114,857	150,441	157,371
Margin rate	18.2%	22.9%	23.7%
Selling and administrative	140,197	167,987	143,269
Selling and administrative expense as a percentage of net sales	22.2%	25.5%	21.6%
Impairment of goodwill, property, and equipment	4,820	2,001	619
Depreciation and amortization	7,426	6,977	5,736
Gain on the sale of assets	(25,272)	—	—
Total costs and expenses	642,807	684,036	655,909
Operating income (loss)	$(12,314)	$(26,524)	$7,747
Total Sears Outlet stores	149	159	151

52 Week Period Ended January 28, 2017 Compared to the 52 Week Period Ended January 30, 2016 -- Outlet

Net Sales

Net sales in 2016 decreased $27.0 million, or 4.1%, to $630.5 million from 2015. This decrease was driven primarily by a 4.9% decrease in comparable store sales, partially offset by the impact of new stores (net of closings). Home appliances, tools, and furniture outperformed the average comparable store sales while the apparel, mattresses and lawn and garden categories underperformed to the average.
Gross Margin

Gross margin was $114.9 million, or 18.2% of net sales, in 2016 compared to $150.4 million, or 22.9% of net sales, in 2015. The decrease in gross margin rate was primarily driven by (1) a lower gross profit rate on merchandise sales primarily driven by price reductions needed to maintain the competitiveness of out–of–box product in a more promotional environment for new, in–box appliances, (2) higher occupancy costs due to more Company-operated locations, (3) higher shrink expenses related to $3.7 million of physical inventory charges taken in 2016, and (4) $1.0 million of store closing costs. The total impact of occupancy, shrink, and store closing costs reduced gross margin 957 basis points for the full year 2016 compared to a reduction of 645 basis points for full year 2015.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $140.2 million, or 22.2% of net sales, for the full year 2016 compared to $168.0 million, or 25.5% of net sales, for the full year 2015. The decrease was primarily due to the impact of lower franchisee commissions on lower sales volumes, converting some franchisee locations to Company-operated stores in 2016 (which resulted in some costs previously recorded as selling and administrative expenses to be recorded as a reduction to gross margin), and $12.7 million of charges related to the write-off of, and additional reserves taken on, franchisee receivables in 2015. These gains were partially offset by higher payroll and benefits costs resulting from a higher number of Company-operated stores. The Company recorded $0.1 million of store-closing selling and administrative expenses for the year 2016.

Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and for Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2016 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2016 fiscal year. If the allocation weighting for 2016 had been similar to the weighting for 2015, we would have reduced the allocation by $1.3 million of Home Office overhead expenses to Outlet’s selling and administrative expenses. We reevaluate the allocation of Home-Office overhead expenses on an annual basis.

Gain on Sale of Asset

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.2 million.

Operating Loss

We recorded operating losses of $12.3 million and $26.5 million in 2016 and 2015, respectively. The $14.2 million decrease in operating loss was primarily driven by a lower gross margin rate and lower volume partially offset by lower selling and administrative expenses and a $25.2 million gain on the sale of owned property located in San Leandro, California.

52 Week Period Ended January 30, 2016 Compared to the 52 Week Period Ended January 31, 2015 -- Outlet
Net Sales

Net sales in 2015 decreased $6.1 million, or 0.9%, to $657.5 million from 2014. This decrease was driven primarily by a 4.1% decrease in comparable store sales and lower initial franchise revenues, which were $0.4 million in 2015 compared to $16.6 million in 2014, partially offset by new stores (net of closures). Home appliances outperformed the average comparable store sales while apparel, tools, lawn and garden, mattresses, and furniture underperformed to the average.
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
Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Outlet and for Hometown. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2015 we adjusted the allocation of these Home Office overhead expenses between Outlet and Hometown to reflect our expected allocation of resources between Outlet and Hometown during the 2015 fiscal year. If the allocation weighting for 2015 had been similar to the weighting for 2014, we would have reduced Home Office overhead expenses allocated to Outlet's selling and administrative expenses by $4.1 million. We reevaluate the allocation of Home Office overhead expenses on an annual basis.

Operating Income (Loss)

We recorded an operating loss of $26.5 million and recorded operating income of $7.7 million in 2015 and 2014, respectively. The $34.2 million decrease in operating income was primarily driven by lower initial franchise revenues, higher charges related to franchisee receivables, higher selling and administrative expenses, and $3.5 million of IT transformation investments. These increases were partially offset by a higher gross margin rate (excluding initial franchise revenues). The net impact of franchisee receivables charges, IT transformation investments, higher depreciation expense, impairment of long-lived assets of $2.0 million in 2015 compared to $0.6 million in 2014, and initial franchise revenues increased operating losses by $17.8 million in 2015 and increased operating income by $15.9 million in 2014.
Analysis of Financial Condition
Cash Balances
We had $14.1 million in cash and cash equivalents as of January 28, 2017 and $18.2 million as of January 30, 2016.
During 2016 we financed our operations and investments with cash on hand, proceeds from asset sales, and cash generated from operating activities. Our primary liquidity needs are for funding inventory purchases, our IT transformation and capital expenditures, and general corporate purposes.
Cash Flows from Operating Activities
Cash generated from operating activities in 2016 was $28.8 million compared to $25.5 million in 2015 due predominately to a decrease in inventory, net of payables, and a decline in receivables due to income tax refunds collected, partially offset by lower net income.
Total merchandise inventories were $373.8 million at January 28, 2017 and $434.8 million at January 30, 2016. Merchandise inventories declined $52.9 million and $8.1 million in Hometown and Outlet, respectively. The decrease in Hometown was primarily due to store closures. Outlet's decrease was primarily due to reduced receipts of new, in-box home appliances and store closures.
We obtain our merchandise through agreements with Sears Holdings and with other vendors. For 2016, merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other products) accounted for approximately 80% of total purchases of all inventory from all vendors. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.
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
Cash Flows from Investing Activities
Cash provided by investing activities was $13.9 million in 2016 compared to cash used of $11.4 million in 2015. In the second quarter of 2016 we received proceeds of $26.1 million from the sale of assets.
Cash Flows from Financing Activities
Cash used in financing activities was $46.9 million for 2016 compared to $15.6 million for 2015. The increase of $31.3 million in cash used in financing activities in 2016 from 2015 was primarily due to greater net payments under our Senior ABL Facility in 2016.
Financing Arrangements
In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Prior Facility"). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into the Senior ABL Facility with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million. The Senior ABL Facility provides for extended revolving credit commitments in an aggregate amount equal to $170.0 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80.0 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of agreements entered into with Sears Holdings and its subsidiaries in connection with the Company’s separation from Sears Holdings in October 2012 (the "Subject Agreements") unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Subject Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Amended and Restated Credit Agreement.
As of January 28, 2017 we had $26.8 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of January 28, 2017 was $182.5 million, with $6.0 million of letters of credit outstanding under the facility. Costs related to and incurred for the November 1, 2016 refinancing totaled approximately $5.4 million and are included in Prepaid and Other current assets on the Consolidated Balance Sheet.

The principal terms of the Senior ABL Facility are summarized below.
Prepayments
The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.
Security and Guarantees
The Senior ABL Facility is secured by a first lien security interest on substantially all the assets of the Company and its subsidiaries, including, without limitation, accounts receivable, inventory, general intangibles, investment property, equipment, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property and fee-owned interests in real property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance. The Senior ABL Facility is guaranteed by the Company and each of its existing and future direct and indirect wholly owned domestic subsidiaries (other than specified immaterial subsidiaries).
Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 3.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 5.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility.

The interest rates per annum applicable to the loans under the Prior Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.43% at January 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at January 30, 2016.
Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.
Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level, the Company is required to comply with a minimum fixed charge coverage ratio.
The Senior ABL Facility also limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends and may repurchase stock, together not exceeding $37,500,000 in any fiscal year or $75,000,000 in the aggregate, if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase and (ii) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that monthly availability, immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase will be at least equal to the greater of (x) 50% of the Loan Cap and (y) $100,000,000. No default or event of default presently exists. At January 28, 2017 we met the foregoing conditions and as a result the Senior ABL Facility permits us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of January 28, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.
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
Uses and Sources of Liquidity
We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. As a result, we expect to fund our ongoing operations through existing cash and cash equivalents, cash generated by operating activities, and with funds available under the Senior ABL Facility. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. See for example "If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected" in Item 1A of this Annual Report on Form 10-K.
As of January 28, 2017, we had cash and cash equivalents of $14.1 million.
Capital lease obligations as of January 28, 2017 and January 30, 2016 were $0.5 million.
Contractual Obligations and Off-Balance Sheet Arrangements
Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of January 28, 2017 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$26,800	$26,800	$—	$—	$—
Capital leases	543	269	270	4	—
Operating leases	161,400	52,290	63,265	32,341	13,503
Total Contractual Obligations	$188,743	$79,359	$63,535	$32,345	$13,503

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
Valuation of Inventory
Our inventory is valued at the lower of cost or market determined primarily using the retail inventory method, or "RIM." To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the year’s purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. We monitor the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.
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
Income Taxes
Our deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. For the year-ended January 28, 2017, a valuation allowance of $100.1 million has been recorded for the full amount of the net deferred tax assets.  In the future, we may record additional net deferred tax assets and if future utilization of deferred tax assets is uncertain, we may record additional valuation allowance against such deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
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
Goodwill Impairment Assessment
We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which reduced our goodwill balance as of January 28, 2017 to $0. This charge resulted from our evaluation of the carrying value of goodwill for possible impairment under accounting standards governing goodwill and other intangible assets. We reviewed the Hometown Stores and Home Appliance Showrooms ("Hometown Reporting Unit") goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicated the carrying value of goodwill may not be recoverable. The goodwill impairment test involved a two-step process. In the first step, SHO compared the fair value of the Hometown Reporting Unit to its carrying value. If the fair value of the Hometown Reporting Unit exceeded its carrying value, goodwill is not impaired and no further testing was required. If the fair value of the Hometown Reporting Unit was less than its carrying value, SHO must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the Hometown Reporting Unit's fair value was allocated to all of the assets and liabilities of the Hometown Reporting Unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Hometown Reporting Unit were being acquired in a business combination. If the implied fair value of the Hometown Reporting Unit's goodwill was less than its carrying value, the difference was recorded as a non-cash impairment loss.
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
Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to judgment. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014, which is reflected as "Impairment of goodwill, property, and equipment" in the Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the corresponding impact beyond those periods.

Reserve for Losses on Franchisee Receivables
The Company recognizes a reserve for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The reserve is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the reserve for losses on franchisee receivables is recognized as selling, general, and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. The reserve for losses on franchisee receivables is evaluated based on our receivable-by-receivable assessment during the year that loan balances would be potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due. During fiscal 2015 we also forgave balances due on franchisee receivables in accordance with negotiated franchise-termination agreements, and as part of these transactions, the Company purchased store furniture, fixtures, and equipment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “forward looking statements”). Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to,” "on target," and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should,” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.

The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of our agreements with Sears Holdings); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; the Merchandising Agreement between us and Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires all rights, title and interest in and to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires all rights, title and interest in and to all of the KCD Marks Sears Holdings may terminate the Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; on March 9, 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights (Sears Holdings has waived its right in the Merchandising Agreement to terminate, as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand); the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of our Hometown and Outlet businesses into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits (such as a more effective and productive business relationship with Sears Holdings) that were associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings’ merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of out-of-box products could decline; our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; our ability to maintain an effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings, and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business (“SHO’s SHC-Supplied Systems”); SHO’s SHC-Supplied Systems could be subject to disruptions and data/security breaches (Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement our IT transformation initiative in accordance with our plans, expectations, current timetable, and anticipated cost; imitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin; our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholders’ ability to exert control over us.

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

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
thousands, except per share amounts	January 28, 2017	January 30, 2016	January 31, 2015
NET SALES	$2,070,056	$2,287,788	$2,356,033
COSTS AND EXPENSES
Cost of sales and occupancy	1,661,314	1,769,286	1,803,497
Selling and administrative	458,786	546,128	546,636
Impairment of goodwill, property, and equipment	9,356	3,984	168,237
Depreciation and amortization	13,458	10,562	8,935
Gain on the sale of assets	(25,203)	—	(113)
Total costs and expenses	2,117,711	2,329,960	2,527,192
Operating loss	(47,655)	(42,172)	(171,159)
Interest expense	(4,263)	(2,826)	(3,861)
Other income	1,490	2,585	3,149
Loss before income taxes	(50,428)	(42,413)	(171,871)
Income tax (expense) benefit	(81,491)	15,152	3,066
NET LOSS	$(131,919)	$(27,261)	$(168,805)

NET LOSS PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(5.81)	$(1.20)	$(7.45)
Diluted:	$(5.81)	$(1.20)	$(7.45)

Basic weighted average common shares outstanding	22,691	22,666	22,666
Diluted weighted average common shares outstanding	22,691	22,666	22,666
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	January 28, 2017	January 30, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,104	$18,244
Accounts and franchisee receivables, net	11,448	11,753
Merchandise inventories	373,815	434,846
Prepaid expenses and other current assets	9,370	22,176
Total current assets	408,737	487,019
PROPERTY AND EQUIPMENT, net	40,935	49,315
INTANGIBLE ASSETS, net	1,527	4,377
LONG-TERM DEFERRED TAXES	—	79,141
OTHER ASSETS, net	17,227	13,981
TOTAL ASSETS	$468,426	$633,833
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$26,800	$68,300
Payable to Sears Holdings Corporation	80,724	54,126
Accounts payable	17,853	39,762
Other current liabilities	70,377	66,466
Total current liabilities	195,754	228,654
OTHER LONG-TERM LIABILITIES	1,973	2,670
TOTAL LIABILITIES	197,727	231,324
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value;	227	227
Authorized shares: 400,000
Issued and outstanding shares: 22,716 and 22,722, respectively
Capital in excess of par value	555,481	555,372
Accumulated deficit	(285,009)	(153,090)
TOTAL STOCKHOLDERS' EQUITY	270,699	402,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$468,426	$633,833
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	January 28, 2017	January 30, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(131,919)	$(27,261)	$(168,805)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	13,458	10,562	8,935
Share-based compensation	109	(70)	866
Gain on the sale of assets	(25,203)	—	(113)
Impairment of goodwill, property, and equipment	9,356	3,984	168,237
Provision (recoveries) for losses on franchisee receivables	(791)	25,426	13,055
Change in operating assets and liabilities:
Accounts and franchisee receivables	2,255	1,056	(12,988)
Merchandise inventories	61,031	7,897	39,364
Payable to Sears Holdings Corporation	26,598	(6,963)	(7,307)
Accounts payable	(21,909)	24,874	(9,241)
Store closing accrual	7,659	—	—
Customer deposits	(4,316)	(5,982)	(5,306)
Deferred income taxes	79,141	(6,431)	(7,129)
Other operating assets	13,580	(13,123)	1,069
Other operating liabilities	(167)	11,576	3,763
Net cash provided by operating activities	28,882	25,545	24,400
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and investments	26,073	—	154
Purchases of property and equipment	(12,198)	(11,430)	(12,849)
Net cash provided by (used in) investing activities	13,875	(11,430)	(12,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) of capital lease obligations	37	183	(434)
Net payments on short-term borrowings	(41,500)	(15,800)	(15,000)
Payments for refinancing fees	(5,434)	—	—
Net cash used in financing activities	(46,897)	(15,617)	(15,434)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,140)	(1,502)	(3,729)
CASH AND CASH EQUIVALENTS—Beginning of period	18,244	19,746	23,475
CASH AND CASH EQUIVALENTS—End of period	$14,104	$18,244	$19,746
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,168	$2,945	$3,622
Cash (received) paid for income taxes	$(9,788)	$(5,764)	$824
SUPPLEMENTAL NON CASH INFORMATION
Tax adjustment related to separation	$—	$7,554	$—
Reacquisition rights in exchange for notes receivable	$—	$6,100	$—
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at February 1, 2014	22,753	$228	$547,021	$42,976	$590,225

Net loss	—	—	—	(168,805)	(168,805)

Share-based compensation	(17)	(1)	867	—	866

Balance at January 31, 2015	22,736	227	547,888	(125,829)	422,286

Net loss	—	—	—	(27,261)	(27,261)

Share-based compensation	(14)	—	(70)	—	(70)

Tax adjustment related to the separation	—	—	7,554	—	7,554

Balance at January 30, 2016	22,722	227	555,372	(153,090)	402,509

Net loss	—	—	—	(131,919)	(131,919)

Share-based compensation	(6)	—	109	—	109

Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of January 28, 2017, the Company and our independent dealers and franchisees operated a total of 1,020 stores across all 50 states and in Puerto Rico and Bermuda. In these notes the terms "we," "us," "our," "SHO," and the "Company" refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
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

Reclassifications - Certain prior year amounts have been reclassified in order to conform to the current year presentation. For the years ended January 30, 2016 and January 31, 2015, the Company reclassified $4.0 million and $1.2 million of store impairment charges previously recorded in “Depreciation and amortization” to “Impairment of goodwill, property, and equipment.”  The Company does not consider this adjustment to be significant to the consolidated financial statements.

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Ended	Weeks
2016	January 28, 2017	52
2015	January 30, 2016	52
2014	January 31, 2015	52

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
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and notes receivable balances were $8.2 million at January 28, 2017 and $12.1 million at January 30, 2016. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable. Our notes receivable balance is comprised of promissory notes that relate primarily to the sale of assets for our franchised locations.
The Company provides an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling, and administrative expense.
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
In connection with our LIFO calculation we estimate the effects of inflation on inventories by utilizing external price indices determined by the U.S. Bureau of Labor Statistics. If we had used the first-in, first-out, or "FIFO" method of inventory valuation instead of the LIFO method, merchandise inventories would have been $0.3 million higher at January 28, 2017 and $0.6 million higher at January 30, 2016.

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
Property and equipment consists of the following:

thousands	January 28, 2017	January 30, 2016
Land	$1,741	$2,123
Buildings and improvements	41,071	49,680
Furniture, fixtures and equipment	37,174	37,681
Capitalized leases	1,175	1,005
Total property and equipment	81,161	90,489
Less: accumulated depreciation	(40,226)	(41,174)
Total property and equipment, net	$40,935	$49,315
Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The range of lives are generally 15 to 25 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for computer systems and equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Total depreciation expense was $10.6 million , $8.8 million, and $9.0 million for fiscal years 2016 and 2015 and 2014, respectively.
As of January 28, 2017, management has identified one property that is deemed held for sale based on criteria in Accounting Standards Codification ("ASC") 360-10-45-9. This property is reflected in each category of Property and Equipment with the exception of capitalized leases in the table above and had a carrying value of $2.6 million as of January 28, 2017. This property is currently listed on the open market and is expected to be sold to a third party in the first half of fiscal year 2017. As of January 28, 2017, the expected fair value less the cost of sale exceeded the carrying value of the Property and Equipment.
Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. We recorded impairment charges with respect to long-lived assets of $9.4 million, $4.0 million and $1.2 million in fiscal years 2016, 2015 and 2014, respectively, included in Impairment of Goodwill, Property, and Equipment in the accompanying Consolidated Statement of Operations. See Note 5 regarding the $167.0 million non-cash goodwill impairment charge we recorded in the third quarter of our 2014 fiscal year.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities and compensation. When management makes a decision to close a location we record a reserve as of that date for the inventory markdowns associated with the closing. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location. At fiscal year end, this liability was approximately $7.7 million. See note 16.
Leases
We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected durations of the leases and contractual minimum lease payments specified in the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. We have subleases with Sears Holdings for 45 locations. We had rent expense paid to Sears Holdings of $17.0 million, $19.3 million and $27.8 million in 2016, 2015 and 2014, respectively. We also had rent expenses paid to Seritage Growth Properties of $1.0 million and $0.5 million in 2016 and 2015, respectively, for occupancy charges for three properties we lease from Seritage. No rent expenses were paid to Seritage Growth Properties in fiscal 2014.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2016	2015	2014
Minimum rentals	$69,111	$63,336	$63,115
Less-Sublease rentals	(13,181)	(25,505)	(28,457)
Total	$55,930	$37,831	$34,658

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year	Capital Leases	Operating Leases
thousands
2017	$269	$52,290
2018	164	37,801
2019	106	25,464
2020	4	19,851
2021	—	12,490
Thereafter	—	13,504
Total Minimum Lease Payments	543	161,400
Less - Sublease Income on Leased Properties	—	(31,751)
Net Minimum Lease Payments	$543	$129,649

Less:
Implicit Interest	—
Capital Lease Obligations	543
Less Current Portion of Capital Lease Obligations	(269)
Long-term Capital Lease Obligations	$274

Insurance Programs
We maintain with third-party insurance companies our own insurance arrangements for exposures incurred for a number of risks including worker’s compensation and general liability claims. Insurance expense of $5.4 million, $4.1 million and $5.7 million was recorded during 2016, 2015 and 2014, respectively.
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
Revenue Recognition
Revenues include sales of merchandise, commissions on merchandise sales made through www.sears.com, Company websites, services and extended-service plans, financing programs, and delivery and handling revenues related to merchandise sold. We recognize revenues from retail operations at the later of the point of sale or the delivery of goods to the end user. Net sales are presented net of any taxes collected from customers and remitted or payable to governmental authorities. We recognize revenues from commissions on services and extended-service plans, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.
The Company accepts Sears Holdings gift cards as tender for purchases and is reimbursed by Sears Holdings for gift cards tendered.
Reserve for Sales Returns and Allowances

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserve for returns and allowances was $1.1 million at January 28, 2017 and $1.4 million at January 30, 2016.
Cost of Sales and Occupancy
Cost of sales and occupancy are comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Sears Holdings related to our sale products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks," and products branded with one of the KCD Marks are referred to as the "KCD Products"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by subsidiaries of Sears Holdings.
Selling and Administrative Expenses
Selling and administrative expenses are comprised principally of dealer and franchisee commissions, payroll and benefits costs for retail and support employees, advertising, pre-opening costs, and other administrative expenses.

Dealer and Franchisee Commissions

In accordance with our agreements with our dealers and franchisees, we pay commissions to our dealers and franchisees on the net sales of merchandise and extended-service plans. In addition, each dealer and franchisee can earn commissions for third-party gift cards sold and can earn marketing support, home improvement referrals, rent support, and other items. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $209.5 million, $278.1 million, and $297.1 million in 2016, 2015 and 2014, respectively. Commission costs vary based on factors including store count, number of dealer and franchise locations, sales mix, sales volume, and commission rates.
Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.
Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $65.2 million, $70.5 million and $73.9 million for 2016, 2015 and 2014, respectively. These costs are included within selling and administrative expenses in the accompanying consolidated statements of operations.
Income Taxes
We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. For the year-ended January 28, 2017, a valuation allowance of $100.1 million has been recorded for the full amount of the net deferred tax assets.  In the future, we may record additional net deferred tax assets and if future utilization of deferred tax assets is uncertain, we may record additional valuation allowance against such deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.
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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and cash equivalents, merchandise payables to Sears Holdings, accrued expenses (level 1), accounts and notes receivable, and short-term debt (level 2) are reflected in the Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments. The carrying value of long-term notes receivable approximates fair value.
We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. As disclosed in Note 5, the Company recorded a goodwill impairment charge during the third quarter of fiscal 2014 and recorded certain intangible assets during fiscal 2015. As disclosed in Note 1, the Company recorded impairment charges on its property and equipment in fiscal years 2016, 2015, and 2014, respectively. The Company utilized Level 3 inputs to measure the fair value of goodwill, property and equipment, and the intangible assets.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements -
Technical Corrections and Improvements
In December 2016, the FASB issued an accounting standards update (ASU 2016-19) which made minor changes to certain aspects of the FASB Accounting Standards Codification. The types of changes made by the ASU can be categorized as follows: 1) changes to resolve differences between current and pre-Codification guidance (e.g., FASB Statements, EITF Issues), 2) updates to wording and references to avoid misapplication, 3) textual simplifications to increase the Codification's utility and understandability, and 4) minor amendments to guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Most changes are effective upon issuance of the ASU; certain changes, however, are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.
Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
In December 2016, the FASB issued Accounting Standards Update ("ASU") 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers. The update makes minor changes to the Board's new revenue guidance, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which was issued in February 2014. The technical corrections affect narrow aspects of the new revenue standard, including: loan guarantee fees, contract costs-impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, scope of the new revenue standard, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, a contract modification example, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). We have formed a committee to evaluate the effect the update will have on our consolidated financial statements and related disclosures, which evaluation is in the initial stages.
Accounting Changes and Error Corrections
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (topic 323). Guidance in the Codification was amended in response to SEC staff announcements made at the September 22, 2016 and November 17, 2016 EITF meetings. The announcements addressed addressed the following topics:
- The "additional qualitative disclosures" that a registrant is expected to provide when it "cannot reasonably estimate the impact" that ASUs 2014-09, 2016-02, and 2016-03 will have in applying the guidance in SAB Topic 11.M .

-Guidance in ASC 323 related to the amendments made by ASU 2014-01 regarding use of the proportional amortization method in accounting for investments in qualified affordable housing projects.

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Leases
In February 2016, the FASB issued an accounting standards update (ASU 2016-02, Topic 746) which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use ("ROU") asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

Revenue from Contracts with Customers
In May 2014, the FASB issued an accounting standards update (ASU 2014-09, Topic 606) which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. After the FASB's August 2015 update to defer the effective date one year, this update will be effective for the Company in the first quarter of 2018 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. Thereafter, in May 2016, FASB issued another accounting standards update (ASU 2016-12, Topic 606) which amends certain aspects of the Board's revenue standard, ASU 2014-09, "Revenue From Contracts With Customers." We have formed a committee to evaluate the effect of adopting these new standards, and the committee has not yet determined the method by which the standards will be adopted.
    Presentation of Financial Statements
In August 2014, the FASB issued an accounting standards update (ASU 2014-15, Subtopic 205-40), which became effective for the Company beginning in the fourth quarter of our fiscal year ending January 28, 2017 ("2016"). The new accounting standards update requires the management of an entity to assess with respect to each of the entity's quarterly and annual reporting periods whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the year after the entity issues financial statements.  Depending on the assessment conducted by the entity's management, additional disclosures in the notes to the financial statements may be required. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures. The new accounting standards do not require us to make any additional disclosure with respect to the fourth quarter of our 2016 fiscal year or for the entire 2016 fiscal year.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

thousands	January 28 2017	January 30, 2016
Short-term franchisee receivables	$1,920	$2,376
Miscellaneous receivables	10,475	10,754
Long-term franchisee receivables	18,406	23,068
Other assets	6,116	1,677
Allowance for losses on short-term franchisee receivables (1)	(947)	(1,377)
Allowance for losses on long-term franchisee receivables (1)	(7,295)	(10,764)
Total Accounts and franchisee receivables and other assets	$28,675	$25,734

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. We established an allowance for losses on franchisee receivables beginning in fiscal 2014 based on our receivable-by-receivable assessment during the year that some of the franchisee receivables were potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able, or were unable or unwilling, to meet their debt-service and other obligations to us as they became due.

NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on Franchisee Receivables consists of the following:

thousands	January 28, 2017	January 30, 2016
Allowance for losses on franchisee receivables, beginning of period	$12,141	$11,368
Expense (benefit) during the period	(791)	25,426
Write off of franchisee receivables	(3,383)	(24,653)
Other	275	—
Allowance for losses on franchisee receivables, end of period	$8,242	$12,141
NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

thousands	January 28, 2017	January 30, 2016
Customer deposits	$19,943	$24,259
Sales and other taxes	11,380	12,880
Accrued expenses	27,602	23,865
Payroll and related items	5,766	6,563
Store closing, severance and executive transition costs	7,659	1,569
Total Other current and long-term liabilities	$72,350	$69,136

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill
We had a goodwill balance of $167.0 million which was assigned to our Sears Hometown reporting unit upon separation. We recorded a $167.0 million non-cash goodwill impairment charge in the third quarter of fiscal 2014.
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

Due to the complexity and the effort required to estimate the fair value of the Hometown Reporting Unit for the first step of the impairment test and to estimate the fair values of all assets and liabilities of the Hometown Reporting Unit for the second step of the impairment test, SHO used fair value estimates that were derived based on assumptions and analyses that are subject to change. SHO’s first-step evaluation concluded that the fair value of the Hometown Reporting Unit was substantially below its carrying value. Based on SHO's second-step analyses, the implied fair value of the Hometown Reporting Unit's goodwill was $0. As a result, a full impairment of goodwill was required and we recorded a $167.0 million non-cash goodwill impairment charge in fiscal 2014, which is reflected as "Impairment of goodwill, property and equipment" in the Consolidated Statements of Operations. The primary factor that contributed to the goodwill impairment loss was the aforementioned 2014 operating issues leading to less-optimistic forecasts for the remainder of fiscal 2014 and fiscal 2015 and the projected corresponding impact beyond those periods.
Intangible assets
Intangible assets consist of the following:

thousands	January 28, 2017	January 30, 2016
Reacquisition rights	$6,100	$6,100
Less: accumulated amortization expense	(4,573)	(1,723)
Total intangible assets, net	$1,527	$4,377

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2016, the Company repurchased a total of 24 franchised locations of which there was no reacquisition rights value associated with the transactions as several of the reacquired stores were closed and the remaining had negative cash flows and minimal time remaining on the lease. The fiscal 2015 repurchase transactions included the execution of definitive asset purchase and termination agreements which terminated the franchise agreements and sublease arrangements for those locations. These definitive agreements also required the Company to purchase store furniture, fixtures, and equipment. The franchisees of the affected locations were obligors on promissory notes payable to the Company and as part of the definitive agreements, the Company wrote-off the franchisee note receivable balances net of the value of the reacquisition rights and the value of the furniture, fixtures, and equipment that the Company purchased. Reacquisition rights were recorded at estimated fair value using the income approach.

Reacquisition rights are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets with a weighted-average amortization period of 2.3 years. Amortization expense for reacquisition rights were $2.8 million and $1.7 for the years ended January 28, 2017 and January 30, 2016, respectively. Amortization expense is estimated to be $1.2 million in 2017, $0.2 million in 2018, and $0.1 million in 2019.
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For 2016, 2015 and 2014, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

The provisions for income tax expense for 2016, 2015 and 2014 consist of the following:

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
thousands	2016	2015	2014
Income (loss) before income taxes:
U.S.	$(51,588)	$(41,643)	$(172,829)
Foreign	1,160	(770)	958
Total	$(50,428)	$(42,413)	$(171,871)
Income tax expense (benefit):
Current:
Federal	$(155)	$(9,758)	$2,872
State	1,001	605	608
Foreign	542	432	584
Total	1,388	(8,721)	4,064
Deferred:
Federal	67,463	(4,666)	(6,037)
State	12,640	(1,765)	(1,093)
Foreign	—	—	—
Total	$80,103	$(6,431)	$(7,130)

Income tax expense (benefit)	$81,491	$(15,152)	$(3,066)

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

	Fiscal Year Ended
	2016	2015	2014
Federal tax rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	1.7%	1.8%	0.2%
Goodwill	—%	—%	(34.0)%
Valuation allowance	(198.5)%	(1.6)%	0.1%
Other	0.2%	0.5%	0.5%
Effective tax rate	(161.6)%	35.7%	1.8%

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of the deferred tax assets and liabilities as of January 28, 2017 and January 30, 2016 are as follows:

	Fiscal Year Ended
thousands	January 28, 2017	January 30, 2016
Deferred tax assets
Bad Debts	$3,487	$4,735
Deferred Compensation	468	1,454
Inventory	3,159	4,100
Net Operating Loss	39,169	9,873
Property	296	4,986
Royalty-free License	44,280	48,513
Other	11,230	7,063
Sub-total deferred tax assets	$102,089	$80,724
Valuation allowance	(100,906)	(830)
Total deferred tax assets	$1,183	$79,894
Deferred tax liabilities
Property	—	—
Other	(1,183)	(753)
Total deferred tax liabilities	(1,183)	(753)
Net deferred tax assets	—	$79,141

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In performing the assessment for 2016, a significant piece of negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 28, 2017. The loss was evaluated as book income/loss adjusted for non-deductible and non-recurring items such as goodwill impairment, sale of property, store closing costs, franchise income/expense and software expenses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this analysis and significant negative objective evidence, for the year ended January 28, 2017, a valuation allowance of $100.1 million has been recorded for the full amount of the net deferred tax assets. The valuation allowance was recorded as a non-cash charge to income tax expense. A valuation allowance of $0.7 million and $0.1 million was recognized through tax expense for the years ended January 30, 2016 and January 31, 2015, respectively due to the estimated future foreign taxable income available to use the foreign tax credit and the Puerto Rico AMT credit carryforwards. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

At the end of 2016 and 2015, we had a federal net operating losses (“NOL”) of $99.4 million and $22.7 million, respectively, which will expire between 2036 and 2037. At the end of 2016 and 2015, we had state NOLs of $6.8 million and $2.9 million, respectively, which will expire between 2019 and 2037. We have credit carryforwards of $3.1 million which will expire between 2023 and 2037.

We file federal, state and city income tax returns in the United States and foreign tax returns in Puerto Rico. SHO was also a part of the Sears Holdings' combined state returns for the years ended February 2, 2013 and February 1, 2014. Currently,

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company is under audit for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits, as well as the Company's federal tax return for the year ended January 30, 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") beneficially own approximately 57% of our outstanding shares of common stock and, as of January 28, 2017, approximately 48% of Sears Holdings' outstanding shares of common stock.
We are party to various agreements with Sears Holdings (the "SHO-Sears Holdings Agreements") which, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings are obtaining merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for amendments entered into after the Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. On May 11, 2016, SHO and Sears Holdings entered into amendments to most of the SHO-Sears Holdings Agreements. These amendments are referred to in our Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on May 17, 2016. We also filed a Current Report on Form 8-K (File No. 001-35641) with the Securities and Exchange Commission on March 9, 2017 regarding the Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among the Company, Sears Holdings, and Stanley Black & Decker. Inc.
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

•
We obtain a significant amount of our merchandise inventories from Sears Holdings. This enables us to take advantage of the amount and scope of Sears Holdings' purchasing activities. The SHO-Sears Holdings Agreements include an Amended and Restated Merchandising Agreement with Sears Holdings, Kmart and SRC (the "Merchandising Agreement") pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears-branded products including KCD Products and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, or the "Sears marks," including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire on February 1, 2020, subject to one three-year renewal term with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners. The SHO-Sears Holdings Agreements also provide for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Sears Holdings' SYW program.

•
We obtain our merchandise from Sears Holdings and other vendors. For the year ended January 28, 2017, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 80%, 82%, and 84% of our total purchases of inventory from all vendors for 2016, 2015, and 2014, respectively. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

•
Sears Holdings provides the Company with specified corporate services pursuant to the SHO-Sears Holdings Agreements. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, loss

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prevention, environmental, product and human safety, facilities, logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Sears Holdings charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

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

The SHO-Sears Holdings Agreements may be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate.

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
thousands

Net Commissions from Sears Holdings	$82,447	$91,291	$99,054
Purchases related to cost of sales and occupancy	1,153,739	1,386,414	1,499,231
Services included in selling and administrative	77,189	88,486	96,027

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings agreements.  Amounts due to or from Sears Holdings are non-interest bearing and are settled on a net basis. We generally pay undisputed amounts within 10 days after the invoice date.  During most of fiscal 2016 the Company, with Sears Holdings agreement, paid invoices on three-day terms and deducted from each invoice an early-payment discount of 37 basis points.  In addition, at the request of Sears Holdings (1) the Company advanced $20 million to Sears Holdings on October 14, 2016 for merchandise received by SHO before an invoice was received from Sears Holdings for the merchandise, (2) with Sears Holdings' agreement the Company deducted $0.1 million from each weekly invoice received by the Company after October 14, 2016 from Sears Holdings as a 37-basis-point fee with respect to the $20 million advance, and (3) Sears Holdings repaid to the Company the $20 million advance on November 28, 2016. The total of (1) the discounts we received for the payments we made on three-day terms and (2) the fees we received for the $20 million advance, less incremental interest expense, resulted in a net financial benefit to the Company in 2016 of approximately $4.4 million. We are continuing to pay invoices on three-day terms with the 37 basis-point discount, which we expect will increase the Senior ABL Facility borrowings by approximately $30-40 million but will result in a net financial benefit for us in 2017. Sears Holdings and we each are able to

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revert to ten-day, no-discount payment terms at any time by notice to the other, and Sears Holdings has advised us that they intend to revert to ten-day, no-discount payment terms beginning in the near future.

We paid Seritage Growth Properties $1.0 million and $0.5 million in 2016 and 2015, respectively, for occupancy charges for three properties we lease from Seritage. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—FINANCING ARRANGEMENT

In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Prior Facility"). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). The Senior ABL Facility provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of agreements entered into with Sears Holdings and its subsidiaries in connection with the Company’s separation from Sears Holdings in October 2012 (the "Subject Agreements") unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Subject Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Amended and Restated Credit Agreement. Costs related to and incurred for the November 1, 2016 refinancing totaled approximately $5.4 million and are included in Prepaid and Other current assets on the Consolidated Balance Sheet.
As of January 28, 2017 we had $26.8 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of January 28, 2017 was $182.5 million, with $6.0 million of letters of credit outstanding under the facility.

The principal terms of the Senior ABL Facility are summarized below.
Prepayments
The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.
Security and Guarantees
The Senior ABL Facility is secured by a first lien security interest on substantially all the assets of the Company and its subsidiaries, including, without limitation, accounts receivable, inventory, general intangibles, investment property, equipment, cash, cash equivalents, deposit accounts and securities accounts, as well as certain other assets (other than intellectual property and fee-owned interests in real property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance. The Senior ABL Facility is guaranteed by the Company and each of its existing and future direct and indirect wholly owned domestic subsidiaries (other than specified immaterial subsidiaries).
Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 3.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 5.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest rates per annum applicable to the loans under the Prior Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.43% at January 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Senior ABL Facility for the preceding fiscal quarter, which rate was approximately 4.50% at January 30, 2016.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants
The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level, the Company is required to comply with a minimum fixed charge coverage ratio.
The Senior ABL Facility also limits SHO's ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends and may repurchase stock, together not exceeding $37,500,000 in any fiscal year or $75,000,000 in the aggregate, if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50,000,000, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase and (ii) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that monthly availability, immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase will be at least equal to the greater of (x) 50% of the Loan Cap and (y) $100,000,000. No default or event of default presently exists. At January 28, 2017, we met the foregoing conditions and as a result the Senior ABL Facility permits us to pay cash dividends or repurchase our common stock.
The Senior ABL Facility also contains certain affirmative covenants, including financial and other reporting requirements. As of January 28, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.
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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom formats. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The Net Sales categories include appliances, lawn and garden, tools and paint and other. The other category includes initial franchise revenue of $0, $(0.1) million and $0.3 million from Hometown in 2016, 2015 and 2014, respectively, and $(0.2) million, $0.4 million and $16.6 million from Outlet in 2016, 2015 and 2014, respectively. Initial franchise revenues consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. Selling and administrative expense includes losses on franchisee notes receivables and IT transformation costs of $9.2 million, $20.1 million and $13.0 million million for Hometown in 2016, 2015 and 2014, respectively, and $5.0 million, $16.2 million and $0.1 million for Outlet in 2016, 2015 and 2014, respectively.

	2016
thousands	Hometown	Outlet	Total
Net sales
Appliances	$963,391	$517,625	$1,481,016
Lawn and garden	247,157	20,454	267,611
Tools and paint	150,520	17,856	168,376
Other	78,495	74,558	153,053
Total	1,439,563	630,493	2,070,056
Costs and expenses
Cost of sales and occupancy	1,145,678	515,636	1,661,314
Selling and administrative	318,589	140,197	458,786
Impairment of goodwill, property, and equipment	4,536	4,820	9,356
Depreciation and amortization	6,032	7,426	13,458
Loss (Gain) on the sale of assets	69	(25,272)	(25,203)
Total Costs and expenses	1,474,904	642,807	2,117,711
Operating loss	$(35,341)	$(12,314)	$(47,655)
Total assets	$303,166	$165,260	$468,426
Capital expenditures	$7,377	$4,821	$12,198

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,056,175	$529,083	$1,585,258
Lawn and garden	286,222	22,166	308,388
Tools and paint	183,591	17,850	201,441
Other	104,288	88,413	192,701
Total	1,630,276	657,512	2,287,788
Costs and expenses
Cost of sales and occupancy	1,262,215	507,071	1,769,286
Selling and administrative	378,141	167,987	546,128
Impairment of goodwill, property, and equipment	1,983	2,001	3,984
Depreciation and amortization	3,585	6,977	10,562
Total	1,645,924	684,036	2,329,960
Operating loss	$(15,648)	$(26,524)	$(42,172)
Total assets	$421,615	$212,218	$633,833
Capital expenditures	$4,563	$6,867	$11,430

	2014
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,056,114	$522,247	$1,578,361
Lawn and garden	316,725	22,297	339,022
Tools and paint	204,117	18,471	222,588
Other	115,421	100,641	216,062
Total	1,692,377	663,656	2,356,033
Costs and expenses
Cost of sales and occupancy	1,297,212	506,285	1,803,497
Selling and administrative	403,367	143,269	546,636
Impairment of goodwill, property, and equipment	167,618	619	168,237
Depreciation and amortization	3,199	5,736	8,935
Gain on the sale of assets	(113)	—	(113)
Total Costs and expenses	1,871,283	655,909	2,527,192
Operating income (loss)	$(178,906)	$7,747	$(171,159)
Total assets	$430,128	$215,594	$645,722
Capital expenditures	$3,046	$9,803	$12,849

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 —QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables reflect the unaudited quarterly consolidated statements of operations for the periods indicated.

	Fiscal Year Ended January 28, 2017
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$536,981	$556,388	$487,795	$488,892
COSTS AND EXPENSES
Cost of sales and occupancy	420,790	441,508	392,562	406,454
Selling and administrative	117,992	118,808	109,158	112,828
Impairment of goodwill, property, and equipment	—	—	—	9,356
Depreciation and amortization	3,257	3,293	3,188	3,720
Loss (gain) on the sale of assets	—	(25,269)	—	66
Total costs and expenses	542,039	538,340	504,908	532,424
Operating income (loss)	(5,058)	18,048	(17,113)	(43,532)
Interest expense	(766)	(886)	(840)	(1,771)
Other income	397	378	373	342
Income (loss) before income taxes	(5,427)	17,540	(17,580)	(44,961)
Income tax benefit (expense)	1,857	(6,898)	(75,617)	(833)
NET INCOME (LOSS)	$(3,570)	$10,642	$(93,197)	$(45,794)

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.16)	$0.47	$(4.11)	$(2.02)
Diluted:	$(0.16)	$0.47	$(4.11)	$(2.02)

Basic weighted average common shares outstanding	22,666	22,696	22,702	22,691
Diluted weighted average common shares outstanding	22,666	22,696	22,702	22,691

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 30 ,2016
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$582,769	$619,610	$547,143	$538,266
COSTS AND EXPENSES
Cost of sales and occupancy	442,410	478,250	429,361	419,265
Selling and administrative	135,710	138,920	125,409	146,089
Impairment of goodwill, property, and equipment	—	—	—	3,984
Depreciation and amortization	1,861	2,164	2,271	4,266
Total costs and expenses	579,981	619,334	557,041	573,604
Operating income (loss)	2,788	276	(9,898)	(35,338)
Interest expense	(781)	(614)	(587)	(844)
Other income	682	560	721	622
Income (loss) before income taxes	2,689	222	(9,764)	(35,560)
Income tax (expense) benefit	(1,397)	(627)	4,221	12,955
NET INCOME (LOSS)	$1,292	$(405)	$(5,543)	$(22,605)

NET INCOME (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$0.06	$(0.02)	$(0.24)	$(1.00)
Diluted:	$0.06	$(0.02)	$(0.24)	$(1.00)

Basic weighted average common shares outstanding	22,666	22,666	22,666	22,666
Diluted weighted average common shares outstanding	22,666	22,666	22,666	22,666

NOTE 11—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually and in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations, or cash flows.

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
thousands except income per common share
Basic weighted average shares	22,691	22,666	22,666
Dilutive effect of restricted stock	—	—	—
Diluted weighted average shares	22,691	22,666	22,666

Net loss	$(131,919)	$(27,261)	$(168,805)

Loss per common share:

Basic	$(5.81)	$(1.20)	$(7.45)
Diluted	$(5.81)	$(1.20)	$(7.45)

For the years ended January 28, 2017, January 30, 2016, and January 31, 2015, unvested shares of restricted stock of 14,000, 55,958, and 70,247, respectively, were excluded from the computation of diluted earnings per share due to them having an anti-dilutive effect.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — EQUITY
Stock-based Compensation
Four million shares of stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan"). A total of 89,221 shares of restricted stock was granted under the Plan in the second quarter of 2013 (the "2013 Grants") to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015 (the "2015 Grant"). All of the eligible individuals were employees of the Company at the time of the grants.

As of May 16, 2016, 52,691 shares of the 2013 Grants had been forfeited. On that date the remaining 36,530 shares of restricted stock comprising the 2013 Grants vested in accordance with the terms and conditions of the governing restricted-stock agreements and the Plan. The 14,000 shares of restricted stock comprising the 2015 Grant will vest, if at all, on July 10, 2017 in accordance with and subject to the terms and conditions of the governing restricted-stock agreement (including forfeiture conditions) and the Plan. The fair value of this award will vary based on changes in our stock price at each reporting period.

During the first quarter of 2015 the Company granted a total of 159,475 stock units under the Plan (all of which stock units are payable solely in cash based on our stock price at the vesting date) to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of January 28, 2017, 34,091 stock units had been forfeited. The remaining 125,384 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of governing stock-unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the 2013 Grants, the 2015 Grant, and the grants of the 159,475 stock units, the Company has not made any grant or award under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the fiscal year we recorded $0.1 million in total stock-based compensation expense for the remaining 50,530 shares of restricted stock (of which 36,530 shares had vested as of May 16, 2016), including the reversal of approximately $0.1 million of stock-based compensation expense related to unvested forfeited restricted stock, and $0.3 million in total compensation expense for the remaining 125,384 stock units (none of which had vested as of January 28, 2017). At January 28, 2017 we had $0.1 million in total unrecognized compensation cost related to the 2015 Grant, which cost we expect to recognize in the second quarter of fiscal 2017. At January 28, 2017, we had $0.2 million in total unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over the next year.

The fair value of the 2013 Grants and the 2015 Grant is equal to the market price of our common stock on the date of grant. Changes in these grants for 2016 were as follows:

	52 Weeks Ended January 28, 2017
(Shares in thousands)	Shares	Weighted-Average Fair Value on Date of Grant
Beginning of year balance	56	$35.68
Granted	—	—
Vested	(36)	44.45
Forfeited	(6)	44.45
Balance at 1/28/2017, unvested	14	$9.38

Share Repurchase Program

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. Shares that are repurchased by the Company pursuant to the repurchase program are retired and resume the status of authorized and unissued shares of common stock. At January 28, 2017 the Senior ABL Facility permits us to repurchase our common stock.
No shares were repurchased during fiscal years 2016, 2015 or 2014. At January 28, 2017, we had $12.5 million of remaining authorization under the repurchase program.
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
Expenses for the retirement savings plan were as follows:

thousands	2016	2015	2014
401(k) Savings Plan	$957	$905	$1,137

NOTE 15—SALE OF ASSETS

On July 27, 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.2 million when the sale was completed in accordance with the terms and conditions of the Purchase and Sale Agreement.

NOTE 16—STORE CLOSING CHARGES

We continue to take proactive steps to make the best use of capital and reduce costs. In the fourth quarter of 2016, we closed 109 locations (98 Hometown; 11 Outlet). The closings resulted in one-time charges of $16.2 million and $17.7 million for the fourth quarter and full year 2016, respectively. The $17.7 million full year 2016 charges include $8.5 million for lease terminations and future rent obligations, $7.2 million for inventory markdowns and write-offs, $0.6 million for writeoffs and impairment of fixed assets, and $1.4 million for other store-closing costs. As of January 28, 2017 we had $7.7 million in reserves remaining for future rent obligations, included in Other current liabilities on our Consolidated Balance Sheets.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores, Inc. (the "Company") as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Chicago, Illinois
March 30, 2017

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2017, with the participation of our principal executive and principal financial officers. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management's assessment, management believes that as of January 28, 2017, the Company’s internal controls over financial reporting were effective based on those criteria.

The effectiveness of the Company's internal control over financial reporting as of January 28, 2017 has been audited by BDO USA, LLP as stated in the following Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
We have audited the internal control over financial reporting of Sears Hometown and Outlet Stores, Inc. (the "Company") as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management’s Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2017 and January 30, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017 and our report dated March 30, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Chicago, Illinois
March 30, 2017

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts, and Section 16(a) beneficial ownership reporting compliance is included under the headings "Item 1. Election of Directors," "Corporate Governance-Director Independence," "Audit Committee Financial Experts," and "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance" of the 2017 Proxy Statement and is incorporated herein by reference.
The information required by this Item 10 regarding the Company's executive officers is included under the heading "Executive Officers of Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference.
SHO has adopted a Code of Conduct, which applies to all employees, including our principal executive officer and our principal financial officer and principal accounting officer, and a Code of Conduct for our Board of Directors. Directors who are also officers of SHO are subject to both codes of conduct. Each code of conduct is a code of ethics as defined in Item 406 of SEC Regulation S-K. The codes of conduct are available on the Governance section of our website, www.shos.com. Any amendment to, or waiver from, a provision of either code of conduct will be posted to the above-referenced website.
During the Company's 2016 fiscal year there were no changes to the process by which stockholders may recommend nominees to the Board of Directors.

Item 11.	Executive Compensation
Information regarding executive and director compensation is incorporated herein by reference to information under the headings "Item 1-Election of Directors-Executive Compensation," "Item 1-Election of Directors-Compensation of Directors," and "Item 1-Election of Directors-Executive Compensation-Compensation Committee Report" of the 2017 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "Item 1-Election of Directors-Compensation Committee Report" of the 2017 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of specified beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors-Amount and Nature of Beneficial Ownership" of the 2017 Proxy Statement.

Equity Compensation Plan Information
The below table reflects information, as of January 28, 2017, about securities authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	--	--	3,826,754 (2)
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	--	--	3,826,754 (2)

(1) We have not issued any options, warrants, or other rights under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan that are exercisable for the purchase of shares of our common stock.
(2) A total of 4,000,000 shares of stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan, consisting of restricted stock, stock units representing rights to receive cash or shares of our common stock, stock options, and stock appreciation rights. As of January 28, 2017 a total of 173,246 stock units and shares of restricted stock were outstanding.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions with Sears Holdings, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to information under the headings "Certain Relationships and Transactions" and "Corporate Governance" in the 2017 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 3-Ratification of Appointment of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm Fees" of the 2017 Proxy Statement.

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 16. Form 10-K Summary
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ RYAN D. ROBINSON
Name:	Ryan D. Robinson
Title:	Senior Vice President, Chief Administrative Officer, and Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* Will Powell Will Powell	Director, Chief Executive Officer and President (principal executive officer)	March 30, 2017

* E.J. Bird E.J. Bird	Chairman of the Board of Directors	March 30, 2017

* William K. Phelan William K. Phelan	Director	March 30, 2017

* James F. Gooch James F. Gooch	Director	March 30, 2017

* David Robbins David Robbins	Director	March 30, 2017

* Josephine Linden Josephine Linden	Director	March 30, 2017

* Kevin Longino Kevin Longino	Director	March 30, 2017

/S/Ryan D. Robinson * By Ryan D. Robinson, Attorney in Fact		March 30, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).
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

10.7
Amendment No. 2 to Store License Agreement (Outlet) between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.8
Trademark License Agreement between Sears, Roebuck and Co. and Registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.9(1)
Amendment No. 4 to Merchandising Agreement between (1) Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and (2) Registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.10(1)(4)
Amended and Restated Merchandising Agreement between (1) Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and (2) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated May 11, 2016.

10.11
Amendment to Amended and Restated Merchandising Agreement between (1) Sears, Roebuck and Co. and Kmart Corporation and (2) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated March 8, 2017 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 9, 2017 (File No. 001-35641)).

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

10.16(1)
Amendment No. 4 to Services Agreement between Registrant and Sears Holdings Management Corporation dated May11, 2016 (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).
.

10.17(1)
Retail Establishment Agreement between Sears Holdings Management Corporation and Registrant (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.18
Amendment No. 1 to Shop Your Way Retail Establishment Agreement between Sears Holdings Management Corporation and Registrant dated May 11, 2016 (incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.19(2)(4)	Amendment No. 2 to the Shop Your Way Retail Establishment Agreement between Sears Holdings Management Corporation and Registrant dated February 2, 2017.
10.20
Tax Sharing Agreement between Sears Holdings and Registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.21
Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated as of August 31, 2012 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.22
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

10.23
Amendment No. 1 to Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., Registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.24
Supplemental Agreement between Registrant and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.25
Amendment No. 1 to Supplemental Agreement between Registrant and Sears Holdings Corporation dated May 11, 2016 (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).
.

10.26(3)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.27(3)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.28(3)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.29(3)
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).

10.30(3)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
10.31(3)
Form of Amended and Restated Executive Severance Agreement (incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-35641)).
.

10.32(3)	Form of Cash Retention Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 21, 2015 (File No. 001-35641)).
10.33(3)	Form of Stock Units Agreement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 3, 2017 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.34(3)
Amended and Restated Executive Severance Agreement dated July 1, 2015 between Registrant and Will Powell (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641)).

10.35(3)	Letter agreement between Registrant and Will Powell dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641).
10.36(3)
Retention Agreement between Registrant and Will Powell dated September 14, 2016 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed September 16, 2016 (File No. 001-35641)).

10.37(3)
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

10.39(3)	Letter agreement between Registrant and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to Registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.40(3)
Letter agreement between Registrant and David J. Buckley dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641).

10.41(3)
Letter agreement between Registrant and Michael A. Gray dated October 10, 2012 (incorporated by reference to Exhibit 10.37 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 000-51217)).

10.42
Amended and Restated Credit Agreement, dated November 1, 2016, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, Registrant, and Bank of America, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 7, 2016 (File No. 001-35641)).

10.43
Amended and Restated Guaranty and Security Agreement, dated November 1, 2016, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed November 7, 2016 (File No. 001-35641)).

21(4)	Subsidiaries of Registrant.
23(4)	Consent of BDO USA, LLP.
24(4)	Powers of Attorney.
31.1(4)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(4)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(4)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(5)
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015; (ii) the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (iii) the Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2016, January 30, 2016, and January 31, 2015; (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015; and (v) the Notes to the Consolidated Financial Statements.

(1)
The Securities and Exchange Commission granted the Company's request for confidential treatment for the omitted portions of this Exhibit. The Company has separately filed the omitted portions with the Securities and Exchange Commission.

(2)	Specified provisions of this Exhibit have been omitted and separately filed by the Company with the Securities and Exchange Commission pursuant to the Company's request for confidential treatment.

(3)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

(4)	Filed herewith.

(5)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.