Form 10-Q
period 2017-06-01
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2017-06-02
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2017 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended April 29, 2017 and April 30, 2016

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	April 29, 2017	April 30, 2016
NET SALES	$448,233	$536,981
COSTS AND EXPENSES
Cost of sales and occupancy	354,478	420,790
Selling and administrative	110,881	117,992
Depreciation and amortization	2,204	3,257
Total costs and expenses	467,563	542,039
Operating loss	(19,330)	(5,058)
Interest expense	(1,591)	(766)
Other income	319	397
Loss before income taxes	(20,602)	(5,427)
Income tax benefit (expense)	(832)	1,857
NET LOSS	$(21,434)	$(3,570)

NET LOSS PER COMMON SHARE
ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.94)	$(0.16)
Diluted:	$(0.94)	$(0.16)

Basic weighted average common shares outstanding	22,702	22,666
Diluted weighted average common shares outstanding	22,702	22,666

See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	April 29, 2017	April 30, 2016	January 28, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,360	$22,703	$14,104
Accounts and franchisee receivables, net	10,915	10,961	11,448
Merchandise inventories	372,487	430,416	373,815
Prepaid expenses and other current assets	8,883	23,119	9,370
Total current assets	414,645	487,199	408,737
PROPERTY AND EQUIPMENT, net	41,021	50,450	40,935
LONG-TERM DEFERRED TAXES	—	76,666	—
OTHER ASSETS, net	17,259	16,731	18,754
TOTAL ASSETS	$472,925	$631,046	$468,426
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$93,700	$32,000	$26,800
Payable to Sears Holdings Corporation	36,023	103,150	80,724
Accounts payable	27,671	31,214	17,853
Other current liabilities	64,252	62,985	70,377
Total current liabilities	221,646	229,349	195,754
OTHER LONG-TERM LIABILITIES	2,117	2,708	1,973
TOTAL LIABILITIES	223,763	232,057	197,727
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	249,162	398,989	270,699
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,925	$631,046	$468,426
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
Thousands	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,434)	$(3,570)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2,204	3,257
Share-based compensation	(103)	50
Deferred income taxes	—	2,475
Provision for (recoveries of) losses on franchisee receivables	116	(232)
Change in operating assets and liabilities:
Accounts and franchisee receivables	970	1,437
Merchandise inventories	1,328	4,430
Payable to Sears Holdings Corporation	(44,701)	49,024
Accounts payable	9,818	(8,548)
Closing store accrual	(3,440)	—
Other operating assets and liabilities, net	(1,248)	(5,358)
Net cash (used) provided by operating activities	(56,490)	42,965
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,076)	(2,290)
Net cash used in investing activities	(2,076)	(2,290)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) of capital lease obligations	(78)	84
Net short-term borrowings (payments)	66,900	(36,300)
Net cash provided (used) in financing activities	66,822	(36,216)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,256	4,459
CASH AND CASH EQUIVALENTS—Beginning of period	14,104	18,244
CASH AND CASH EQUIVALENTS—End of period	$22,360	$22,703
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,594	$782
Cash paid (refunded) for income taxes	$616	$(2,291)
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
Net loss	—	—	—	(3,570)	(3,570)
Share-based compensation	(3)	—	50	—	50
Balance at April 30, 2016	22,719	$227	$555,422	$(156,660)	$398,989

Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(21,434)	(21,434)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at April 29, 2017	22,702	$227	$555,378	$(306,443)	$249,162
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of April 29, 2017 the Company or its dealers and franchisees operated a total of 1,012 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.
Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the first quarter ended April 29, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "2016 10-K").
We operate through two segments--our Sears Hometown and Hardware segment ("Hometown") and our Sears Outlet segment ("Outlet").
Our first fiscal-quarter end is the Saturday closest to April 30 each year.  Our fiscal-year end is the Saturday closest to January 31 each year.
Reclassifications- certain amounts have been reclassified in order to conform to the current period presentation.
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

The Company was not required to measure any other significant non-financial asset or liability at fair value as of April 29, 2017.
Recent Accounting Pronouncements
Stock-based Compensation

In March 2016, the FASB issued an accounting standards update (ASU) 2016-09, Topic 718 which makes several modifications to the accounting for employee share-based payment transactions, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense. This guidance also clarifies the presentation of certain components of share-based awards in the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company has adopted this pronouncement in the first quarter 2017, and the impact was not significant to the Condensed Consolidated Financial Statements.

Leases
In February 2016, the FASB issued ASU 2016-02, Topic 842 which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use ("ROU") asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our Condensed Consolidated Financial Statements. Upon adoption, the Company expects that the ROU asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Topic 606, which replaces the current revenue recognition standards. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for the Company in the first quarter of 2018 and may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption. In May 2016, FASB issued another accounting standards update (ASU 2016-12, Topic 606), which amends certain aspects of the Board's revenue standard ASU 2014-09, "Revenue From Contracts With Customers".

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers. The update makes minor changes to the Board's new revenue guidance, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which was issued in May 2014. The technical corrections affect narrow aspects of the new revenue standard, including: loan guarantee fees, contract costs-impairment testing, contract costs - interaction of impairment testing with guidance in other topics, provisions for losses on construction-type and production-type contracts, scope of the new revenue standard, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, a contract modification example, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisers to private and public funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09).

The Company is evaluating the effect of adopting these new standards and has not yet determined the method by which the standards will be adopted. We have formed a committee to evaluate the effect of adopting these new standards, of which evaluation is in the initial stages.

Classification of Certain Cash Flows Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Topic 230, which amended ASC 230. The update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is a result of consensus reached by the FASB's Emerging Issues Task Force (EITF) on issues related to eight types of cash flows, including: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero coupon bonds, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, 6) distributions received from equity-method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows and application of the predominance principle. The pronouncement becomes effective for fiscal years beginning after December 15, 2017 (which will be the Company's 2018 fiscal year) and interim periods within those fiscal years. We are currently evaluating the effect the update will have on our Condensed Consolidated Financial Statements and related disclosures.

Business Combinations-Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Topic 805. The amendments in the update affect all reporting entities that must determine whether they have acquired or sold a business. The goal of the amendments was to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including: acquisitions, disposals, goodwill, and consolidation. The pronouncement is effective with respect to annual periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the effect the update will have on our Condensed Consolidated Financial Statements and related disclosures.

Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05, Subtopic 610-20. The pronouncement clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. The scope of Subtopic 610-20 (as originally issued in update 2014-09) included the derecognition of an in substance nonfinancial asset. Interpretation of the original update was uncertain since the term "in substance nonfinancial asset" was not well defined. Furthermore, under the original promulgation, there was a lack of clarity with respect to the accounting with partial sales of nonfinancial assets- whereby, for example, a seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. The issuance of ASU 2017-05 clarified terminology and provided greater instruction with respect to accounting treatment associated with partial sales of nonfinancial assets. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We have evaluated the pronouncement with respect to first quarter 2017 business activity, and have determined the ASU is not applicable. While not relevant to the current period, the update will be reevaluated with respect to future business activity, which may trigger the ASU's guidance.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	April 29, 2017	April 30, 2016	January 28, 2017
Short-term franchisee receivables	$1,838	$2,197	$1,920
Miscellaneous receivables	9,943	9,985	10,475
Long-term franchisee receivables	17,129	21,302	18,406
Other assets	6,702	4,842	7,643
Allowance for losses on short-term franchisee receivables (1)	(866)	(1,221)	(947)
Allowance for losses on long-term franchisee receivables (1)	(6,572)	(9,413)	(7,295)
Total Accounts and franchisee receivables and other assets	$28,174	$27,692	$30,202

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs and existing economic conditions and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable.
NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following:

	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
Thousands	April 29, 2017	April 30, 2016	January 28, 2017
Allowance for losses on franchisee receivables, beginning of period	$8,242	$12,141	$12,141
Provisions (recoveries) during the period	116	(232)	(791)
Write off of franchisee receivables against the allowance	(920)	(1,275)	(3,383)
Other	—	—	275
Allowance for losses on franchisee receivables, end of period	$7,438	$10,634	$8,242

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	April 29, 2017	April 30, 2016	January 28, 2017
Customer deposits	$20,417	$24,090	$19,943
Sales and other taxes	12,841	13,254	11,380
Accrued expenses	21,939	22,114	27,602
Payroll and related items	6,953	5,079	5,766
Severance and executive transition costs	4,219	1,156	7,659
Total Other current and long-term liabilities	$66,369	$65,693	$72,350

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—INCOME TAXES
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 Weeks ended April 29, 2017 and April 30, 2016, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the benefit of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for the three years ended January 28, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for the future. On the basis of this analysis, management has established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. Management will continue to evaluate objective and subjective evidence for changes in circumstances that cause a change in judgment about the realizability of the deferred tax assets.

We file federal, state, and city income tax returns in the United States and foreign tax returns in Puerto Rico. The U.S. Internal Revenue Service has commenced an audit of the Company's federal income tax return for the year ended January 30, 2016. SHO was also a part of the Sears Holdings' combined state returns for the years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit in two states for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits.
NOTE 6—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 57% of our outstanding shares of common stock and approximately 59% of Sears Holdings' outstanding shares of common stock (the latter percentage amount includes shares that may be acquired within 60 days upon the exercise of warrants to purchase shares). Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
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
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:

•
SHO receives commissions from Sears Holdings for specified online sales, sales of extended service contracts, and sales of delivery and handling services, and commissions relating to the use in our stores of credit cards branded with the Sears name. For specified transactions SHO pays commissions to Sears Holdings.

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

•
We pay royalties related to our sale of products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (which marks are owned by, or licensed to, subsidiaries of Sears Holdings, together the "KCD Marks"). The royalty rates vary but none exceeds 6%.

•	We pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

•	We pay fees to Sears Holdings for logistics, handling, warehouse, and transportation services, which fees are based generally on merchandise inventory units.

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, and information technology, among other services. Sears Holdings charges the Company for these corporate services based on actual usage or pro rata charges based upon sales, head count, or other measurements.

•	Sears Holdings leases stores and distribution/repair facilities to the Company, for which the Company pays rent and related occupancy charges to Sears Holdings.

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Thousands
Net Commissions from Sears Holdings	$17,397	$21,574
Purchases related to cost of sales and occupancy	264,530	313,534
Services included in selling and administrative expense	16,533	21,448

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. From time to time, in accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company pays invoices on three–day terms and deducts from the invoices an early–payment discount of 37 basis points. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Sears Holdings. The discount received for payments made on three–day terms, net of incremental interest expense, results in a net financial benefit to the Company. During the 13 weeks ended April 29, 2017, the Company paid most

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

invoices on three–day terms and realized a financial benefit of $0.6 million. During the 13 weeks ended April 30, 2016, the Company did not pay any invoice on three–day terms and, accordingly, did not realize any financial benefit.

We recorded real estate occupancy payments of $0.3 million and $0.2 million for the first quarters of 2017 and 2016, respectively, to Seritage Growth Properties, a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 7—FINANCING ARRANGEMENTS

In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Prior Facility”). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation.

On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Subject Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Amended and Restated Credit Agreement. Costs related to and incurred for the November 1, 2016 refinancing totaled approximately $5.4 million, of which $4.9 million is remaining and is included in Prepaid and Other current assets on the Consolidated Balance Sheet as of April 29, 2017 and is being amortized over the remaining term of the Senior ABL Facility.

As of April 29, 2017 we had $93.7 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of April 29, 2017 was $115.2 million, with $6.1 million of letters of credit outstanding under the facility.

In the first quarter of 2017, we resumed our agreement with Sears Holdings whereby SHO paid Sears Holdings's invoices for merchandise and services on accelerated terms in exchange for a 37-basis point cash discount. The discounts we received for the accelerated payments, less incremental interest expense, resulted in a net financial benefit to the Company. Our Senior ABL Facility borrowings increased by approximately $30 million as a result of the agreement. We can, in our sole discretion, revert to ten-day, no-discount payment terms at any time.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 4.19% at April 29, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 6.19% at April 29, 2017), and in each case based on availability under the Senior ABL Facility.

The interest rates per annum applicable to the loans under the Prior Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.44% at April 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Prior Facility for the preceding fiscal quarter, which rate was approximately 4.50% at April 30, 2016.

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

The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends and may repurchase stock, together not exceeding $37.5 million in any fiscal year or $75 million in the aggregate, if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50 million, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase and (ii) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that monthly availability, immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase will be at least equal to the greater of (x) 50% of the Loan Cap and (y) $100 million. No default or event of default presently exists. SHO believes that it would have met the foregoing conditions at April 29, 2017 and that the Senior ABL Facility as of that date would have permitted us to pay cash dividends and repurchase our common stock subject to the limits described above in this paragraph.

The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of April 29, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Events of Default

The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Sears Holdings terminates specified “Separation Agreements” (which include specified SHO-Sears Holdings Agreements).

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

	13 Weeks Ended April 29, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$197,726	$125,865	$323,591
Lawn and garden	63,563	5,595	69,158
Tools and paint	25,287	3,880	29,167
Other	10,638	15,679	26,317
Total	297,214	151,019	448,233
Costs and expenses
Cost of sales and occupancy	229,874	124,604	354,478
Selling and administrative	74,417	36,464	110,881
Depreciation and amortization	855	1,349	2,204
Total	305,146	162,417	467,563
Operating loss	$(7,932)	$(11,398)	$(19,330)
Total assets	$320,074	$152,851	$472,925
Capital expenditures	$1,255	$821	$2,076

	13 Weeks Ended April 30, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$230,934	$142,048	$372,982
Lawn and garden	78,417	4,688	83,105
Tools and paint	36,117	4,614	40,731
Other	21,111	19,052	40,163
Total	366,579	170,402	536,981
Costs and expenses
Cost of sales and occupancy	284,138	136,652	420,790
Selling and administrative	80,853	37,139	117,992
Depreciation and amortization	1,569	1,688	3,257
Total	366,560	175,479	542,039
Operating income (loss)	$19	$(5,077)	$(5,058)
Total assets	$421,801	$209,245	$631,046
Capital expenditures	$1,306	$984	$2,290

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

NOTE 10— LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. In the periods where the Company records a net loss the diluted per share amount is equal to the basic per share amount.

The following table sets forth the components used to calculate basic and diluted loss per common share attributable to our stockholders.

	13 Weeks Ended	13 Weeks Ended
	April 29, 2017	April 30, 2016
Thousands except income per common share
Basic weighted average shares	22,702	22,666

Diluted weighted average shares	22,702	22,666

Net loss	$(21,434)	$(3,570)

Loss per common share:

Basic	$(0.94)	$(0.16)

Diluted	$(0.94)	$(0.16)

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11—EQUITY

Stock-Based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan").

A total of 89,221 shares of restricted stock were granted under the Plan in 2013 (the "2013 Grants") to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in 2015 (the "2015 Grant"). As of May 16, 2016, 52,691 shares of restricted stock comprising the 2013 Grants had been forfeited. On that date the remaining 36,530 shares of restricted stock comprising the 2013 Grants vested in accordance with the terms and conditions of the governing restricted-stock agreements and the Plan. The 14,000 shares of restricted stock comprising the 2015 Grant were forfeited in the first quarter of 2017.

In 2015 the Company granted a total of 159,475 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of April 29, 2017, 34,091 stock units had been forfeited. The remaining 125,384 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of governing stock-unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

During the first quarter of 2017 the Company granted a total of 222,788 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of April 29, 2017, 33,333 of these stock units had been forfeited. The remaining 189,455 stock units will vest, if at all, in three substantially equal installments on January 30 in 2018, 2019, and 2020 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan.

The shares of restricted stock referred to above in this Note 11 constituted outstanding shares of the Company's common stock. The recipients of the restricted stock grants had, with respect to their restricted stock, full voting and dividend rights with respect to, but were unable to transfer or pledge, their shares of restricted stock prior to the applicable vesting dates. The stock units referred to above in this Note 11, which are payable solely in cash based on the Nasdaq closing price of our common stock at the applicable vesting dates, do not constitute outstanding shares of the Company's common stock. The recipients of the stock unit grants have, with respect to their stock units, no rights to receive the Company's common stock or other securities of the Company, no rights as a stockholder of the Company, no dividend rights, and no voting rights.

We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the grants of restricted stock and stock units referred to above in this Note 11, the Company has not made any grant or award under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first quarter of 2017 we recorded $0.1 million in total compensation expense for 314,839 stock units. At April 29, 2017 we had $0.8 million in total unrecognized compensation cost related to the remaining non-vested stock units, which we expect to recognize over the next approximately 2.5 years.

Changes during the first quarter of 2017 with respect to the 2015 Grant are noted below.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 Weeks Ended April 29, 2017
(Shares in Thousands)	Shares	Weighted-Average Fair Value Per Share on Date of Grant
Beginning of year balance	14	$9.38
Granted	—	—
Vested	—	—
Forfeited	(14)	9.38
Balance at April 29, 2017	—	$—

Share Repurchase Program

On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. See Note 7 to these Condensed Consolidated Financial Statements regarding the Senior ABL Facility's limits on SHO’s ability to repurchase its common stock. Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 13 weeks ended April 29, 2017. At April 29, 2017, we had approximately $12.5 million of remaining authorization under the repurchase program.
NOTE 12—ACCELERATED CLOSURE OF UNDERPERFORMING STORES

We continue to take proactive steps to make the best use of capital and to reduce costs. In the first quarter of 2017 we recognized a benefit of $0.9 million resulting from lease-termination costs for stores that we closed in the fourth quarter of 2016, which costs were less than our previous accruals. As of January 28, 2017, we had $7.7 million in reserves remaining for future rent obligations, included in Other current liabilities on our Condensed Consolidated Balance Sheets. As of April 29, 2017, we had $4.2 million in reserves remaining after reducing the reserve by $3.5 million for rent payments and lease-termination costs during the first quarter of 2017.

NOTE 13—SUBSEQUENT EVENTS
Franchise Reacquisitions
In the second quarter of 2017 the Company began discussions and reached an agreement in principle with a franchisee pursuant to which the Company would reacquire a total of 14 franchised locations. The agreement in principle is subject to the negotiation, execution, and delivery by the Company and the franchisee of definitive agreements that would terminate the franchise agreements and sublease arrangements for the affected locations (except with respect to one location as to which the Company would either assume the lease or enter into a lease directly with the landlord).  As of the end of the first quarter of 2017 the franchisee of the affected locations was the obligor on promissory notes payable to the Company with a carrying value, net of reserves, of $5.5 million. If the Company and the franchisee were to negotiate, execute, and deliver the necessary definitive agreements (the likelihood of which the Company is unable to predict with certainty), the Company expects that these transactions would be completed in the second quarter of 2017. If the transactions were completed, the Company expects that it would settle the carrying value of the promissory notes payable to the Company based on the terms and conditions of the definitive agreements. The Company could incur an additional loss with respect to the transactions to the extent that any negotiated cash payment or payments on the promissory notes payable plus the value of any reacquisition rights and the value of the furniture, fixtures, and equipment that the Company would acquire were less than $5.5 million.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Store Closings
    In May 2017 the Company determined that it planned to close 22 stores (12 Hometown; 10 Outlet) prior to their lease terminations to continue in the Company's efforts to make the best use of capital and reduce costs. The closings are expected to result in a one-time charge of between $7.0 million and $9.0 million between the second and third quarters of 2017 for lease terminations and future rent obligations, inventory markdowns and write-offs, impairment of fixed assets, and other store-closing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "2016 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.
Executive Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of April 29, 2017, we or our dealers and franchisees operated a total of 1,012 stores across all 50 states, Puerto Rico, and Bermuda. In the first quarter of 2017, the Company opened 2 stores and closed 10 stores.
In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts as well as access to financing through credit card and leasing programs.

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

As of April 29, 2017 Hometown consisted of 864 stores as follows:

•
789 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
26 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	49 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of April 29, 2017, Hometown consisted of 783 dealer-operated stores, 37 franchisee-operated stores, and 44 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.
As of April 29, 2017, 37 of the Company's 148 Outlet stores were operated by franchisees.
Dealers and franchisees exercise control over the day-to-day operations of their stores, make capital decisions regarding their stores, and exclusively make all hiring, compensation, benefits, termination, and other decisions regarding the terms and

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

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
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. Beginning in the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees, and the suspension continued through the first quarter of 2017. There were no initial franchise revenues, which include the net gain or loss on related transfers of assets to franchisees in the first quarter of 2017 and $0.2 million loss in the first quarter of 2016.

Amendments to Agreements with Sears Holdings

On May 11, 2016 the Company and Sears Holdings executed and delivered to each other amendments to most of the SHO-Sears Holdings Agreements including an amendment to our Merchandising Agreement with Sears Holdings (the "Merchandising Amendment"). The Merchandising Amendment provided that (a) SHO would pay Sears Holdings $0.6 million and SHO waived claims against Sears Holdings relating to product repair claims and (b) Sears Holdings waived claims against SHO relating to alleged KCD warranty fee underpayments and other IT and service-order transfer related claims. The net benefit to SHO of the Merchandising Amendment was $2.8 million, which amount (the "Merchandising Net Benefit") we recorded in the first quarter of 2016 as a reduction to cost of sales and occupancy expenses. For additional information regarding the amendments to the SHO-Sears Holdings Agreements see the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 17, 2016 and March 9, 2017 (File No. 001-35641).

Shared Vendor Funds
In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables ("Vendor Funds"). During the first quarter of 2017 Sears Holdings' Vendor Funds were higher compared to the first quarter of 2016 and SHO's portion of the collected Vendor Funds during the first quarter of 2017 year were approximately $2.6 million higher than its portion for the first quarter of 2016. We cannot provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or continue to increase, and if SHO's portion of Vendor Funds collected by Sears Holdings were to decline, SHO's results of operations could be adversely affected to a material extent.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

Home Office Overhead Allocation

Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings.

Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. See Note 10 to the Consolidated Financial Statements included in the 2016 10-K for our quarterly financial results (unaudited) for 2016.
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 weeks ended April 29, 2017 and April 30, 2016.

	13 Weeks Ended
Thousands	April 29, 2017	April 30, 2016
NET SALES	$448,233	$536,981
COSTS AND EXPENSES
Cost of sales and occupancy	354,478	420,790
Selling and administrative	110,881	117,992
Selling and administrative expense as a percentage of net sales	24.7%	22.0%
Depreciation and amortization	2,204	3,257
Total costs and expenses	467,563	542,039
Operating loss	(19,330)	(5,058)
Interest expense	(1,591)	(766)
Other income	319	397
Loss before income taxes	(20,602)	(5,427)
Income tax (expense) benefit	(832)	1,857
NET LOSS	$(21,434)	$(3,570)

Gross Margin	$93,755	$116,191
Margin rate	20.9%	21.6%
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

Net Loss
We recorded a net loss of $21.4 million for the first quarter of 2017 compared to a net loss of $3.6 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed below in this Item 2 in addition to higher income tax expense. Income tax expense of $0.8 million and income tax benefit of $1.9 million were recorded in the first quarters of 2017 and 2016, respectively. The effective tax expense (benefit) rate was 4.0% in the first quarter of 2017 and (34.2)% in the first quarter of 2016.

Adjusted EBITDA

In addition to our net loss determined in accordance with GAAP, for purposes of evaluating operating performance we also use adjusted earnings before interest, taxes, depreciation and amortization, or “adjusted EBITDA,” which excludes certain significant items as set forth and discussed below. Our management uses adjusted EBITDA, among other factors, for evaluating the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

In the fourth quarter of 2016 the Company executed an initiative to accelerate the closing of 109 under-performing locations in an effort to improve profitability and make the most productive use of capital. In the normal course of business we typically close under-performing locations at the termination of a lease or the expiration of a franchise or dealer agreement. As a result, we do not ordinarily incur significant future lease, severance, or other non-recurring store-closing costs. Due to the number and accelerated nature of the store closings in the fourth quarter of 2016, the Company excluded the associated costs of the closings from adjusted EBITDA for the fourth quarter of 2016. In the first quarter of 2017, we recognized, and included in adjusted EBITDA, a benefit of $0.9 million relating to stores closed in the fourth quarter of 2016 because of lease buyouts for less than amounts previously accrued.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended
Thousands	April 29, 2017	April 30, 2016
Net loss	$(21,434)	$(3,570)
Income tax expense (benefit)	832	(1,857)
Other income	(319)	(397)
Interest expense	1,591	766
Operating loss	(19,330)	(5,058)
Depreciation and amortization	2,204	3,257
Initial franchise revenues, net of provision for losses	116	(32)
IT transformation investments	9,255	3,150
Accelerated closure of under-performing stores	$(950)	$—
Adjusted EBITDA	$(8,705)	$1,317

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

13-Week Period Ended April 29, 2017 Compared to the 13-Week Period Ended April 30, 2016
Net Sales

Net sales in the first quarter of 2017 decreased $88.7 million to $448.2 million, or 16.5%, from the first quarter of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 7.3% decrease in comparable store sales. Comparable store sales were down 6.8% and 8.3% in Hometown and Outlet, respectively. The home appliances category outperformed the average comparable store sales while lawn and garden, tools, and mattresses underperformed the average.

Gross Margin

Gross margin was $93.8 million, or 20.9% of net sales, in the first quarter of 2017 compared to $116.2 million, or 21.6% of net sales, in the first quarter of 2016. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales and a $2.8 million benefit in the first quarter of 2016 ("Merchandising Net Benefit") related to the amendment and restatement of our Merchandising Agreement with Sears Holdings. The impact of this benefit was an increase in the gross margin rate of 52 basis points in the first quarter of 2016. The decrease in the first quarter 2017 gross margin rate was partially offset by higher commissions on sales of protection agreements and lower shrink due to a $3.4 million Outlet physical inventory charge in the first quarter of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $110.9 million, or 24.7% of net sales, in the first quarter of 2017 from $118.0 million, or 22.0% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from closed stores (net of new store openings) since the second quarter of 2016 and lower commissions paid to dealers and franchisees on lower sales volume partially offset by higher IT transformation investments. IT transformation expense was $9.3 million, or 2.1% of sales, in the first quarter of 2017 compared to $3.2 million, or 0.6% of sales, in the first quarter of 2016.

Operating Loss

We recorded operating losses of $19.3 million and $5.1 million in the first quarters of 2017 and 2016, respectively. The increase in operating loss was primarily due to lower volume and a lower gross margin rate partially offset by a decrease in selling and administrative expenses.
Income Taxes
Income tax expense of $0.8 million and income tax benefit of $1.9 million were recorded in the first quarters of 2017 and 2016, respectively. The effective tax expense (benefit) rate was 4.0% in the first quarter of 2017 and (34.2)% in the first quarter of 2016.
Net Loss
We recorded a net loss of $21.4 million for the first quarter of 2017 compared to a net loss of $3.6 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	April 29, 2017	April 30, 2016
NET SALES	$297,214	$366,579
Comparable store sales %	(6.8)%	(2.6)%
COSTS AND EXPENSES
Cost of sales and occupancy	229,874	284,138
Selling and administrative	74,417	80,853
Selling and administrative expense as a percentage of net sales	25.0%	22.1%
Depreciation and amortization	855	1,569
Total costs and expenses	305,146	366,560
Operating (loss) income	$(7,932)	$19

Gross margin dollars	67,340	82,441
Margin rate	22.7%	22.5%

Total Hometown stores	864	986
13-Week Period ended April 29, 2017 Compared to the 13-Week Period Ended April 30, 2016.
Net Sales

Hometown net sales in the first quarter of 2017 decreased $69.4 million to $297.2 million, or 18.9%, from the first quarter of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 6.8% decrease in comparable store sales. The home appliances category outperformed the average comparable store sales while lawn and garden, tools, and mattresses underperformed the average.
Gross Margin

Gross margin was $67.3 million, or 22.7% of net sales, in the first quarter of 2017 compared to $82.4 million, or 22.5% of net sales, in the first quarter of 2016. The increase in gross margin rate was primarily driven by lower occupancy costs and higher commissions on sales of protection agreements partially offset by lower margin on merchandise sales and higher costs for supply chain services provided by Sears Holdings. Occupancy costs reduced the gross margin rate 121 basis points in the first quarter of 2017 compared to a reduction of 182 basis points in the first quarter of 2016.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $74.4 million, or 25.0% of net sales, in the first quarter of 2017 from $80.9 million, or 22.1% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from closed stores (net of new store openings) since the second quarter of 2016 and lower commissions paid to dealers and franchisees on lower sales volume partially offset by higher IT transformation investments. IT transformation expense was $6.2 million, or 2.1% of sales, in the first quarter of 2017 compared to $2.1 million, or 0.6% of sales, in the first quarter of 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

Operating (Loss) Income

We recorded an operating loss of $7.9 million and operating income of $19,000 in the first quarters of 2017 and 2016, respectively. The increase in operating loss was primarily due to lower volume partially offset by a decrease in selling and administrative expenses.

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	April 29, 2017	April 30, 2016
NET SALES	$151,019	$170,402
Comparable store sales %	(8.3)%	(3.1)%
COSTS AND EXPENSES
Cost of sales and occupancy	124,604	136,652
Selling and administrative	36,464	37,139
Selling and administrative expense as a percentage of net sales	24.1%	21.8%
Depreciation and amortization	1,349	1,688
Total costs and expenses	162,417	175,479
Operating loss	$(11,398)	$(5,077)

Gross margin dollars	26,415	33,750
Margin rate	17.5%	19.8%

Total Outlet stores	148	159
13-Week Period ended April 29, 2017 Compared to the 13-Week Period Ended April 30, 2016.
Net Sales

Outlet net sales in the first quarter of 2017 decreased $19.4 million to $151.0 million, or 11.4%, from the first quarter of 2016. This decrease was driven primarily by an 8.3% decrease in comparable store sales and the impact of closed stores (net of new store openings). The mattresses and lawn and garden categories outperformed the average comparable store sales while home appliances, tools, furniture, and apparel underperformed the average.
Gross Margin

Gross margin was $26.4 million, or 17.5% of net sales, in the first quarter of 2017 compared to $33.7 million, or 19.8% of net sales, in the first quarter of 2016. The decrease in gross margin rate was primarily due to lower margin on merchandise sales, $2.4 million from the Merchandising Net Benefit in the first quarter of 2016, and flat occupancy costs on lower volume. These declines were partially offset by lower shrink due to a $3.4 million physical inventory charge in the first quarter of 2016, lower distribution center and product repair charges, and higher commissions on sales of protection agreements. The combined impact of occupancy costs, shrink, and the Merchandising Net Benefit reduced the gross margin rate 929 basis points in the first quarter of 2017 compared to a reduction of 874 basis points in the first quarter of 2016.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $36.5 million, or 24.1% of net sales, in the first quarter of 2017 from $37.1 million, or 21.8% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

from closed stores (net of new store openings) and lower commissions paid to dealers and franchisees on lower sales volume partially offset by higher IT transformation investments. IT transformation expense was $3.1 million, or 2.1% of sales, in the first quarter of 2017 compared to $1.1 million, or 0.6% of sales in the first quarter of 2016.

Operating Loss

We recorded operating losses of $11.4 million and $5.1 million in the first quarters of 2017 and 2016, respectively. The increase in operating loss was primarily due to lower volume and a lower gross margin rate partially offset by a decrease in selling and administrative expenses.

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $22.4 million as of April 29, 2017 and $22.7 million as of April 30, 2016.
For the first quarter of 2017 we funded ongoing operations with cash on-hand and cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
For the 13 weeks ended April 29, 2017 cash used in operating activities was $56.5 million compared to $43.0 million cash provided for the 13 weeks ended April 30, 2016. The decrease in operating cash flow was due predominately to lower net income and a decrease in payables to Sears Holdings (approximately $30 million resulting from accelerated payment terms in exchange for early-payment discounts) partially offset by an increase in Merchandise payables.

Total merchandise inventories were $372.5 million at April 29, 2017 and $430.4 million at April 30, 2016. Merchandise inventories declined $51.4 and $6.5 million in Hometown and Outlet, respectively. The decrease in Hometown was primarily due to store closures. Outlet's decrease was primarily driven by lower home appliances receipts, store closures, and a furniture assortment transition partially offset by higher lawn and garden inventory due to opportunistic buys in 2017.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 80% of total purchases of all inventory from all vendors for both the 13 weeks ended April 29, 2017 and April 30, 2016. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statement Regarding Forward-Looking Information" in this Quarterly Report on Form 10-Q.

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
Cash Flows from Investing Activities
Cash used in investing activities was $2.1 million for the 13 weeks ended April 30, 2017 compared to $2.3 million for the 13 weeks ended April 30, 2016. Both periods included purchases of property and equipment.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

Cash Flows from Financing Activities
Cash provided by financing activities was $66.8 million for the 13 weeks ended April 29, 2017 compared to $36.2 million used during the 13 weeks ended April 30, 2016. The increase of $103.0 million in cash provided by financing activities was primarily due to an increase of $66.9 million in net borrowings under our Senior ABL Facility in 2017 compared to a $36.3 million paid in 2016. The increase in short-term borrowings includes the impact of accelerated payment terms on payables to Sears Holdings in exchange for early-payment discounts.

Financing Arrangements

In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Prior Facility”). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation.

On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Company’s separation from Sears Holdings in October 2012 (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Subject Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Amended and Restated Credit Agreement. Costs related to, and incurred for, the November 1, 2016 refinancing totaled approximately $5.4 million, of which $4.9 million is remaining, is included in Prepaid and Other current assets on the Consolidated Balance Sheet as of April 29, 2017, and is being amortized over the remaining term of the Senior ABL Facility.

As of April 29, 2017 we had $93.7 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of April 29, 2017 was $115.2 million, with $6.1 million of letters of credit outstanding under the facility.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 4.19% at April 29, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 6.19% at April 29, 2017), and in each case based on availability under the Senior ABL Facility.

The interest rates per annum applicable to the loans under the Prior Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, which rate was approximately 2.44% at April 30, 2016 or (2) an alternate base rate plus a borrowing margin, with the borrowing margin subject to adjustment based on the average excess availability under the Prior Facility for the preceding fiscal quarter, which rate was approximately 4.50% at April 30, 2016.

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

The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and repurchase its common stock. SHO may declare and pay cash dividends and may repurchase stock, together not exceeding $37.5 million in any fiscal year or $75 million in the aggregate, if the following conditions are satisfied: either (a) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or as a result of the stock repurchase, (ii) SHO and its subsidiaries that are also borrowers have demonstrated to the reasonable satisfaction of the agent for the lenders that monthly availability (as determined in accordance with the Senior ABL Facility), immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase, would be at least equal to the greater of (x) 25% of the Loan Cap (which is the lesser of (A) the aggregate commitments of the lenders and (B) the borrowing base) and (y) $50 million, and (iii) after giving pro forma effect to the declaration and payment of the cash dividend or the stock repurchase as if it constituted a specified debt service charge, the specified consolidated fixed charge coverage ratio, as calculated on a trailing twelve months basis, would be equal to or greater than 1.1:1.0, or (b) (i) no specified default then exists or would arise as a result of the declaration or payment of the cash dividend or the stock repurchase and (ii) SHO demonstrates to the reasonable satisfaction of the agent for the lenders that monthly availability, immediately following the declaration and payment of the cash dividend or the stock repurchase and as projected on a pro forma basis for the twelve months following and after giving effect to the declaration and payment of the cash dividend or the stock repurchase will be at least equal to the greater of (x) 50% of the Loan Cap and (y) $100 million. No default or event of default presently exists. SHO believes that it would have met the foregoing conditions at April 29, 2017 and that the Senior ABL Facility as of that date would have permitted us to pay cash dividends and repurchase our common stock subject to the limits described above in this paragraph.

The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of April 29, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.

Events of Default

The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Sears Holdings terminates the “Separation Agreements” (which include specified SHO-Sears Holdings Agreements).

Uses and Sources of Liquidity
As of April 29, 2017, we had cash and cash equivalents of $22.4 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months.
Capital lease obligations as of April 29, 2017 and April 30, 2016 were $0.5 million and $0.6 million, respectively.
Off-Balance Sheet Arrangements
As of April 29, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.
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

Our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of 2017.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

We continue to incur additional corporate expenses in 2017 as a result of the BPO.  Selling and administrative expenses related to the BPO were $9.3 million and $3.2 million in the first quarters of 2017 and 2016, respectively.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2016 10-K. These risks could have a material adverse effect on our business and results of operations.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; our Amended and Restated Merchandising Agreement with Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; on March 9, 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights (Sears Holdings has waived its right in the Amended and Restated Merchandising Agreement to terminate, as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand); the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings, on terms (including vendor payment terms for Sears Holdings' merchandise purchases) that are acceptable to it and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to maintain an effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced on May 31, 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement the BPO in accordance with our plans, expectations, current timetable, and anticipated cost; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended April 29, 2017 and April 30, 2016

our ability to service our indebtedness; competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin; our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.
The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Quarterly Report on Form 10-Q and in the 2016 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2016 10-K, which risks should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Statement Regarding Forward-Looking Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
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
The Company did not repurchase any shares during the 13 weeks ended April 29, 2017. As of April 29, 2017 we had approximately $12.5 million of remaining authorization under the repurchase program. The Senior ABL Facility limits SHO’s ability to repurchase its common stock. See "Management's Discussion and Analysis-Analysis of Financial Condition-Financing Arrangements" in this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E.J. BIRD
Name:	E. J. Bird
Title:	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 1, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).
3.2
Certificate of Amendment of Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

3.3	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed December 9, 2013 (File No. 001-35641)).
*10.1	Amendment 7 to Services Agreement between Registrant and Sears Holdings Management Corporation dated April 7, 2017.
10.2
Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among (1) Registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C., (2) Sears Holdings Corporation, Sears, Roebuck and Co., and Kmart Corporation, and (3) Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 9, 2017 (File No. 001-35641)).

*31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Interim Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
**101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended April 29, 2017; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at April 29, 2017, April 30, 2016, and January 28, 2017; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 29, 2017; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended April 29, 2017; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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