Form 10-Q
period 2017-07-29
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2017-09-06
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 29, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 5, 2017 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NET SALES	$489,985	$556,388	$938,218	$1,093,369
COSTS AND EXPENSES
Cost of sales and occupancy	397,637	441,508	752,115	862,298
Selling and administrative	115,208	118,808	226,089	236,800
Depreciation and amortization	4,704	3,293	6,908	6,550
Gain on sale of assets	—	(25,269)	—	(25,269)
Total costs and expenses	517,549	538,340	985,112	1,080,379
Operating (loss) income	(27,564)	18,048	(46,894)	12,990
Interest expense	(1,874)	(886)	(3,465)	(1,652)
Other income	231	378	550	775
(Loss) earnings before income taxes	(29,207)	17,540	(49,809)	12,113
Income tax expense	(239)	(6,898)	(1,071)	(5,042)
NET (LOSS) INCOME	$(29,446)	$10,642	$(50,880)	$7,071

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(1.30)	$0.47	$(2.24)	$0.31
Diluted:	$(1.30)	$0.47	$(2.24)	$0.31

Basic weighted average common shares outstanding	22,702	22,696	22,702	22,681
Diluted weighted average common shares outstanding	22,702	22,699	22,702	22,682
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	July 29, 2017	July 30, 2016	January 28, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,287	$18,690	$14,104
Accounts and franchisee receivables, net	10,920	17,017	11,448
Merchandise inventories	356,893	427,234	373,815
Prepaid expenses and other current assets	9,995	18,562	9,370
Total current assets	396,095	481,503	408,737
PROPERTY AND EQUIPMENT, net	39,236	50,898	40,935
LONG-TERM DEFERRED TAXES	—	74,984	—
OTHER ASSETS, net	11,112	15,493	18,754
TOTAL ASSETS	$446,443	$622,878	$468,426
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$112,400	$70,400	$26,800
Payable to Sears Holdings Corporation	24,764	34,868	80,724
Accounts payable	11,408	38,418	17,853
Other current liabilities	75,777	66,667	70,377
Total current liabilities	224,349	210,353	195,754
OTHER LONG-TERM LIABILITIES	2,378	2,868	1,973
TOTAL LIABILITIES	226,727	213,221	197,727
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	219,716	409,657	270,699
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,443	$622,878	$468,426
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(50,880)	$7,071
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,908	6,550
Share-based compensation	(103)	77
Deferred income taxes	—	4,158
Gain on sale of assets	—	(25,269)
Provision for losses on franchisee receivables	5,701	(483)
Change in operating assets and liabilities:
Accounts and franchisee receivables	676	(4,165)
Merchandise inventories	16,922	7,612
Payable to Sears Holdings Corporation	(55,960)	(19,258)
Accounts payable	(6,445)	(1,344)
Closing store accrual	1,714	105
Other operating assets and liabilities, net	4,781	3,725
Net cash used in operating activities	(76,686)	(21,221)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets	—	26,073
Purchases of property and equipment	(4,641)	(6,838)
Net cash (used in) provided by investing activities	(4,641)	19,235
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	85,600	2,100
Net (payments) borrowings of capital lease obligations	(90)	332
Net cash provided by financing activities	85,510	2,432
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,183	446
CASH AND CASH EQUIVALENTS—Beginning of period	14,104	18,244
CASH AND CASH EQUIVALENTS—End of period	$18,287	$18,690
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,480	$1,678
Cash paid (refunded) for income taxes	$572	$(1,845)
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
Net income	—	—	—	7,071	7,071
Share-based compensation	(6)	—	77	—	77
Balance at July 30, 2016	22,716	$227	$555,449	$(146,019)	$409,657

Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(50,880)	(50,880)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at July 29, 2017	22,702	$227	$555,378	$(335,889)	$219,716
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION
Background
Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of July 29, 2017 the Company or its dealers and franchisees operated a total of 932 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.
Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”
The Separation
The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.
Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 weeks ended July 29, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "2016 10-K").
We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").
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

The Company was not required to measure any other significant non-financial asset or liability at fair value as of July 29, 2017.
Recent Accounting Pronouncements
ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business"
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of Business". This ASU is meant to clarify the definition of a business to add guidance when determining when an acquisition or disposal should be accounted for as a sale of assets or business. This ASU provides a more robust framework to use in determining when a set of assets or activities should be classified as a business, providing more consistency in accounting for business or asset acquisitions. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those periods. The ASU will be applied prospectively.

ASU 2016-15 "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments"
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments". This ASU reduces the diversity in reporting of eight specific cash flow issues due to accounting guidance that is unclear or does not exist. The eight issues relate to certain debt activities, business combination activities, insurance settlements and other various activities. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and is to be applied retrospectively using a transition method for each period presented. An entity that elects early adoption of the amendment under this ASU must adopt all aspects of the amendment in the same period. This guidance is not expected to have a material impact on our consolidated financial statements.

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This amendment created a new Topic under the accounting standards codification to account for the provisions of the ASU. This amendment is meant to provide transparency and to improve comparability between entities. The ASU requires companies to record an asset and liability on the balance sheet for leases that were formerly designated as operating leases as well as leases designated as financing leases. The provisions of the ASU predominately change the recognition of leases for lessees, but the provisions do not substantially change the accounting for lessors. This ASU will supersede the provisions of Topic 840 Leases.

The liability recorded for a lease is generally intended to recognize the present value of lease payments and the asset as a right to use the underlying asset for the lease, including optional periods if it is reasonably certain the option will be exercised. If a lease term is less than twelve months, a company is allowed to elect not to record the asset and liability. Expense related to these leases are to be amortized straight-line over the expected term of the lease.

Additionally, the provisions of this ASU provide additional guidance on separating lease terms from maintenance and other type of provisions that provide a good or service, accounting for sale-leaseback provisions, and leveraged leases.

These updates are required to be applied under a modified retrospective approach from the beginning of the earlier period presented. The modified approach provides optional practical expedients that may be elected, which will allow companies to continue to account for leases under the previous guidance for leases that commenced prior to the effective date. Reporting in the cash flow statement remains virtually unchanged. Additional qualitative and quantitative disclosures are required.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed. We have just commenced the process for evaluating the impact of this ASU on our financial statements, and therefore it's impact has not yet been determined. However, upon adoption, we expect that the right of use asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)"
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The new revenue recognition guidance more closely aligns U.S. GAAP with International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2015, the FASB issued ASU 2015-14: Accounting for Revenue from Contracts with Customers (Topic 606)" The amended guidance deferred the effective date of ASU 2014-9 to annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within those fiscal years. In addition, four other ASUs have been issued amending and clarifying ASU 2014-09 and must be adopted concurrently.

•	ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"

•	ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"

•	ASU 2016-20 "Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements"

This update can either be applied under a cumulative effect or retrospective method. We are in the process of reviewing customer contracts and agreements to determine the potential effects of the standard based on our revenue streams and current revenue recognition practices. Following review of customer contracts and agreements, we will summarize contract terms, reference the findings to the applicable new guidance, determine the financial statement impact, and then update policies and controls to ensure application of the new provisions will be applied consistently throughout the Company. As we are still in the process of completing our full assessment of the impact expected from adoption of this standard, we have not yet determined the materiality of the resulting differences in the timing of revenue recognition. The Company expects to adopt the provisions of this standard using the modified retrospective approach, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption. The Company will adopt ASU 2014-09 effective February 4, 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	July 29, 2017	July 30, 2016	January 28, 2017
Short-term franchisee receivables	$1,584	$2,262	$1,920
Miscellaneous receivables	10,363	16,018	10,475
Long-term franchisee receivables	11,260	20,971	18,406
Other assets	5,851	3,822	7,643
Allowance for losses on short-term franchisee receivables (1)	(1,027)	(1,263)	(947)
Allowance for losses on long-term franchisee receivables (1)	(5,999)	(9,300)	(7,295)
Net accounts and franchisee receivables and other assets	$22,032	$32,510	$30,202

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
NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following as of:

	26 Weeks Ended
Thousands	July 29, 2017	July 30, 2016
Allowance for losses on franchisee receivables, beginning of period	$8,242	$12,141
Provisions (recoveries) during the period	5,701	(483)
Write off of franchisee receivables against the allowance	(6,917)	(1,220)
Other	—	125
Allowance for losses on franchisee receivables, end of period	$7,026	$10,563

During the 13 weeks ended July 29, 2017, the Company and a franchisee entered into agreements that terminated all of the franchisee's franchise agreements and sublease arrangements for 14 franchised locations (except with respect to one location as to which the Company would either assume the lease or enter into a lease directly with the landlord). The agreements provided that the franchisee transferred ownership of all assets, management of stores, and certain rights to property leases (in one instance pursuant to an Occupancy Agreement). The assets the Company purchased included all store furniture, fixtures, and equipment. As of the transaction date, the franchisee was the obligor on promissory notes to the Company with a total carrying value, net of reserves, of $5.5 million. As part of the transaction, the Company waived the remaining unpaid principal on these promissory notes and received a new promissory note from the franchisee in the amount of $1.5 million, which is payable in installments through December 11, 2022. During the 13 weeks ended July 29, 2017, the Company recognized a loss of $5.5 million on the transaction.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	July 29, 2017	July 30, 2016	January 28, 2017
Customer deposits	$19,645	$25,350	$19,943
Sales and other taxes	11,256	11,753	11,380
Accrued expenses	30,923	26,335	27,602
Payroll and related items	6,958	5,203	5,766
Store closing costs	9,373	894	7,659
Total Other current and long-term liabilities	$78,155	$69,535	$72,350
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 26 Weeks ended July 29, 2017 and July 30, 2016, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the benefit of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for the three years ended January 28, 2017. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income. On the basis of this analysis, management has established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. Management will continue to evaluate objective and subjective evidence for changes in circumstances that cause a change in judgment about the realizability of the deferred tax assets.

We file federal, state, and city income tax returns in the United States and foreign tax returns in Puerto Rico. The U.S. Internal Revenue Service has commenced an audit of the Company's federal income tax return for the year ended January 30, 2016. SHO was also a part of the Sears Holdings' combined state returns for the years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit in one state for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 57% of our outstanding shares of common stock and approximately 49% of Sears Holdings' outstanding shares of common stock (the latter percentage amount excludes shares that may be acquired within 60 days upon the exercise of warrants to purchase shares). Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
SHO and Sears Holdings (and in some circumstances, its subsidiaries) have entered into various agreements (as amended, the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for amendments entered into after the Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in Company's best interests. On May 11, 2016, SHO and Sears Holdings entered into amendments to most of the SHO-Sears Holdings Agreements. The amendments are referred to in our Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on May 17, 2016. We also filed a Current Report on Form 8-K (File No. 001-35641) with the Securities and Exchange Commission on March 9, 2017 regarding the Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among the Company, Sears Holdings, and Stanley Black & Decker. Inc.
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

•
Sears Holdings provides the Company with specified corporate services. These services include accounting and finance, and information technology, among other services. Sears Holdings charges the Company for these corporate services based on actual usage or pro rata charges based upon sales or other measurements.

•	Sears Holdings leases stores and distribution/repair facilities to the Company, for which the Company pays rent and related occupancy charges to Sears Holdings.

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Thousands
Net Commissions from Sears Holdings	$18,448	$22,818	$35,485	$44,392
Purchases related to cost of sales and occupancy	268,584	302,554	533,114	616,088
Services included in selling and administrative expense	17,370	18,864	33,903	40,312

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company can pay invoices on two or three-day terms and receive a deduction on invoices for early–payment discounts of 37 to 43 basis points, respectively. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Sears Holdings. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. During 2017, the Company paid most invoices on either two or three–day terms and received discounts of $1.4 million and $2.0 million, for the 13 and 26 weeks ended July 29, 2017, respectively, which is reflected in the Condensed Consolidated Statements of Operations. During 2016, the Company began paying invoices on accelerated terms on May 1, 2016 and received discounts of $1.0 million during both the 13 and 26 weeks ended July 30, 2016, which is reflected in the Condensed Consolidated Statements of Operations.

We recorded real estate occupancy payments of $0.3 million and $0.6 million for the 13 and 26 weeks ended July 29, 2017, respectively, and $0.2 million and $0.4 million for the 13 and 26 weeks ended July 30, 2016, respectively, to Seritage Growth Properties, a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
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

On November 1, 2016 the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Subject Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. Costs related to and incurred for the November 1, 2016 refinancing totaled approximately $5.4 million, of which $4.4 million is remaining and is included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of July 29, 2017 and is being amortized over the remaining term of the Senior ABL Facility.

As of July 29, 2017 we had $112.4 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of July 29, 2017 was $86.8 million, with $6.1 million of letters of credit outstanding under the facility. If the Non-Extended Revolving Credit Commitments had matured prior to the end of the second quarter of 2017, our availability under the Senior ABL Facility would have been approximately $52 million as of July 29, 2017.

In the first quarter of 2017, we resumed our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a 37 to 43 basis-point cash discount depending on the number of days we paid before the invoice due date. The Senior ABL Facility borrowings increased by approximately $23 million as of July 29, 2017, as a result of our accelerated payments. The discounts we received for the accelerated payments, less the incremental interest expense, resulted in a net financial benefit to the Company. During 2017, the Company paid most invoices on either two or three–day terms and received discounts totaling $1.4 million and $2.0 million for the 13 and 26 weeks ended July 29, 2017, respectively, which are reflected in the Condensed Consolidated Statements of Operations. During 2016, the Company began

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

paying invoices on accelerated terms on May 1, 2016 and received discounts totaling $1.0 million during both the 13 and 26 weeks ended July 30, 2016, which are reflected in the Condensed Consolidated Statements of Operations.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 4.52% at July 29, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 6.52% at July 29, 2017), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level (which has not occurred), the Company is required to comply with a minimum fixed charge coverage ratio. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or repurchase our common stock as of July 29, 2017.

The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of July 29, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.

Events of Default

The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination by Sears Holdings of specified “Separation Agreements” (which include specified SHO-Sears Holdings Agreements).

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

	13 Weeks Ended July 29, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$222,513	$116,655	$339,168
Lawn and garden	81,237	5,697	86,934
Tools and paint	24,536	3,386	27,922
Other	19,354	16,607	35,961
Total	347,640	142,345	489,985
Costs and expenses
Cost of sales and occupancy	280,126	117,511	397,637
Selling and administrative	75,759	39,449	115,208
Depreciation and amortization	1,890	2,814	4,704
Total	357,775	159,774	517,549
Operating loss	$(10,135)	$(17,429)	$(27,564)
Total assets	$297,553	$148,890	$446,443
Capital expenditures	$1,096	$1,469	$2,565

	13 Weeks Ended July 30, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$259,446	$129,719	$389,165
Lawn and garden	91,196	6,871	98,067
Tools and paint	31,369	4,355	35,724
Other	14,603	18,829	33,432
Total	396,614	159,774	556,388
Costs and expenses
Cost of sales and occupancy	313,231	128,277	441,508
Selling and administrative	83,554	35,254	118,808
Depreciation and amortization	1,507	1,786	3,293
Gain on sale of asset	—	(25,269)	(25,269)
Total	398,292	140,048	538,340
Operating income (loss)	$(1,678)	$19,726	$18,048
Total assets	$415,501	$207,377	$622,878
Capital expenditures	$3,268	$1,280	$4,548

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	26 Weeks Ended July 29, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$420,239	$242,520	662,759
Lawn and garden	144,800	11,292	156,092
Tools and paint	49,823	7,266	57,089
Other	29,992	32,286	62,278
Total	644,854	293,364	938,218
Costs and expenses
Cost of sales and occupancy	510,000	242,115	752,115
Selling and administrative	150,176	75,913	226,089
Depreciation and amortization	2,745	4,163	6,908
Total	662,921	322,191	985,112
Operating loss	$(18,067)	$(28,827)	$(46,894)
Total assets	$297,553	$148,890	$446,443
Capital expenditures	$2,351	$2,290	$4,641

	26 Weeks Ended July 30, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$490,380	$271,767	$762,147
Lawn and garden	169,613	11,559	181,172
Tools and paint	67,486	8,969	76,455
Other	35,714	37,881	73,595
Total	763,193	330,176	1,093,369
Costs and expenses
Cost of sales and occupancy	597,369	264,929	862,298
Selling and administrative	164,407	72,393	236,800
Depreciation and amortization	3,076	3,474	6,550
Gain on the sale of assets	—	(25,269)	(25,269)
Total	764,852	315,527	1,080,379
Operating income (loss)	$(1,659)	$14,649	$12,990
Total assets	$415,501	$207,377	$622,878
Capital expenditures	$4,574	$2,264	$6,838

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10— (LOSS) EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In the periods where the Company records a net loss the diluted per share amount is equal to the basic per share amount.

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Thousands except income per common share
Basic weighted average shares	22,702	22,696	22,702	22,681

Diluted weighted average shares	22,702	22,699	22,702	22,682

Net (loss) income	$(29,446)	$10,642	$(50,880)	$7,071

(Loss) income per common share:
Basic	$(1.30)	$0.47	$(2.24)	$0.31
Diluted	$(1.30)	$0.47	$(2.24)	$0.31

For the 13 and 26 weeks ended July 30, 2016, 14,000 unvested shares of restricted stock were excluded from the computation of diluted earnings per share due to the anti-dilutive effect of the unvested shares.

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

In 2015 the Company granted a total of 159,475 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of July 29, 2017, 34,091 stock units had been forfeited. The remaining 125,384 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of governing stock-unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

During the first quarter of 2017 the Company granted a total of 222,788 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of July 29, 2017, 33,333 of these stock units had been forfeited. The remaining 189,455 stock units will vest, if at all, in three substantially equal installments on January 30 in 2018, 2019, and 2020 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The shares of restricted stock referred to above in this Note 11 constituted outstanding shares of the Company's common stock. The recipients of the restricted stock grants had full voting and dividend rights with respect to, but were unable to transfer or pledge, their shares of restricted stock prior to the applicable vesting dates. The stock units referred to above in this Note 11, which are payable solely in cash based on the Nasdaq closing price of our common stock at the applicable vesting dates, do not constitute outstanding shares of the Company's common stock. The recipients of the stock unit grants have, with respect to their stock units, no rights to receive the Company's common stock or other securities of the Company, no rights as a stockholder of the Company, no dividend rights, and no voting rights.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the 26 weeks ended July 29, 2017, we recorded $0.1 million in total compensation income for 314,839 stock units. At July 29, 2017 we had $0.8 million in total unrecognized compensation cost related to the remaining unvested stock units, which we expect to recognize over the next approximately 2.5 years.

Changes during 2017 with respect to the 2015 Grant are noted below.

	26 Weeks Ended July 29, 2017
(Shares in Thousands)	Shares	Weighted-Average Fair Value Per Share on Date of Grant
Balance at January 28, 2017	14	$9.38
Granted	—	—
Vested	—	—
Forfeited	(14)	9.38
Balance at July 29, 2017	—	$—

Share Repurchase Program

During 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. See Note 7 to these Condensed Consolidated Financial Statements regarding the Senior ABL Facility's limits on SHO’s ability to repurchase its common stock. Shares that are repurchased by the Company pursuant to the repurchase program will be retired and resume the status of authorized and unissued shares of common stock.
No shares were repurchased during the 13 and 26 weeks ended July 29, 2017. At July 29, 2017, we had approximately $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—STORE CLOSING CHARGES

Closed Store Charges

We continue to take proactive steps to make the best use of capital by closing unprofitable stores. The Company closed 70 and 79 Hometown store locations during the 13 and 26 weeks ended July 29, 2017, respectively. In addition, the Company closed 11 and 12 Outlet store locations during the 13 and 26 weeks ended July 29, 2017, respectively.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer expect to receive any economic benefit are accrued as of when we ceased to use the leased space and have been reduced for estimated sublease income.

Store closing costs for the 13 and 26 weeks ended July 29, 2017 were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended July 29, 2017	$9,397	$1,796	$979	$386	$12,558

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
26 weeks ended July 29, 2017	$8,447	$1,796	$979	$386	$11,608

(1)
Recorded within cost of sales and occupancy in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves when a lease agreement is terminated for an amount less than the remaining reserve established for the store.

(2)	Recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(3)	Recorded within selling and administrative in the Condensed Consolidated Statements of Operations.

Closed Store Reserve

Store closing reserves at July 29, 2017 and January 28, 2017 are shown in the table below. Store closing reserves of $17.0 million,$0.8 million, and $7.7 million are included within other current liabilities in the Condensed Consolidated Balance Sheets at July 29, 2017, July 30, 2016 and January 28, 2017, respectively.

Thousands	Total
Balance at January 28, 2017	$7,659
Store closing benefit	(950)
Payments/utilization	(2,490)
Balance at April 29, 2017	$11,878
Store closing costs	9,783
Payments/utilization	(4,629)
Balance at July 29, 2017	$17,032

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "2016 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in the 2016 10-K for discussions of the uncertainties and the risks to which forward-looking statements are subject.
Executive Overview
We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of July 29, 2017, we or our dealers and franchisees operated a total of 932 stores across all 50 states, Puerto Rico, and Bermuda. During the second quarter of 2017, the Company opened one store, closed 81 stores, and reacquired the franchise rights for 15 stores.
In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts as well as access to financing through credit card and leasing programs made available by unaffiliated providers.

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

As of July 29, 2017 Hometown consisted of 795 stores as follows:

•
731 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
25 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	39 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.
As of July 29, 2017, Hometown consisted of 727 dealer-operated stores, 36 franchisee-operated stores, and 32 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.
As of July 29, 2017, 22 of the Company's 137 Outlet stores were operated by franchisees.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

In the normal course of business, stores can transition from Company operated to franchisee or dealer operated, and vice-versa. Potential new stores may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a new store, the Company will generally seek to transfer that store to a dealer or a franchisee unless the store is an Outlet store, which the Company would currently intend to keep as a Company-operated store. When a dealer or a franchisee ceases to operate a store, the Company may take over its operation, generally on an interim basis, until the Company can transfer the store to another dealer or franchisee. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated stores due to the expected short-term nature of transition operation.
The Company's transfer of a Company-operated store to a franchisee historically has (1) in most instances increased the Company's gross margin primarily due to decreased occupancy costs and (2) increased the Company's selling and administrative expense primarily due to increased commission payments, offset partially by lower payroll and benefits expense.
Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. Beginning in the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees. The suspension continued through the second quarter of 2017 and is continuing. We did not franchise any additional stores in the second quarter of 2017 or 2016 and, as a result, we did not realize any initial franchise revenues, which include the net gain or loss on related transfers of assets to franchisees, during those quarters.
Amendments to Agreements with Sears Holdings

During May 2016 the Company and Sears Holdings executed and delivered to each other amendments to most of the SHO-Sears Holdings Agreements including an amendment to our Merchandising Agreement with Sears Holdings (the "Merchandising Amendment"). The Merchandising Amendment provided that (a) SHO would pay Sears Holdings $0.6 million and SHO waived claims against Sears Holdings relating to product repair claims and (b) Sears Holdings waived claims against SHO relating to alleged KCD warranty fee underpayments and other IT and service-order transfer related claims. The net benefit to SHO of the Merchandising Amendment was $2.8 million, which amount (the "Merchandising Net Benefit") we recorded in the first quarter of 2016 as a reduction to cost of sales and occupancy expenses. For additional information regarding these amendments to the SHO-Sears Holdings Agreements see the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 17, 2016 and March 9, 2017 (File No. 001-35641).

Shared Vendor Funds
In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the second quarter of 2017 Sears Holdings' Vendor Funds were higher compared to the second quarter of 2016 and SHO's portion of the collected Vendor Funds during the second quarter of 2017 year were approximately $3.7 million higher than its portion for the second quarter of 2016. We cannot provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or continue to increase, and if SHO's portion of Vendor Funds collected by Sears Holdings were to decline, SHO's results of operations could be adversely affected to a material extent.

Home Office Overhead Allocation

Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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
Results of Operations
The following table sets forth items derived from our consolidated results of operations for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016.

	13 Weeks Ended		26 Weeks Ended
Thousands	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NET SALES	$489,985	$556,388	$938,218	$1,093,369
COSTS AND EXPENSES
Cost of sales and occupancy	397,637	441,508	752,115	862,298
Selling and administrative	115,208	118,808	226,089	236,800
Selling and administrative expense as a percentage of net sales	23.5%	21.4%	24.1%	21.7%
Depreciation and amortization	4,704	3,293	6,908	6,550
Gain on the sale of assets	—	(25,269)	—	(25,269)
Total costs and expenses	517,549	538,340	985,112	1,080,379
Operating (loss) income	(27,564)	18,048	(46,894)	12,990
Interest expense	(1,874)	(886)	(3,465)	(1,652)
Other income	231	378	550	775
(Loss) income before income taxes	(29,207)	17,540	(49,809)	12,113
Income tax expense	(239)	(6,898)	(1,071)	(5,042)
NET (LOSS) INCOME	$(29,446)	$10,642	$(50,880)	$7,071

Gross Margin	$92,348	$114,880	$186,103	$231,071
Margin rate	18.8%	20.6%	19.8%	21.1%
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

Net (Loss) Income
We recorded a net loss of $29.4 million for the second quarter of 2017 compared to net income of $10.6 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed below in this Item 2. Income tax expense of $0.2 million and $6.9 million were recorded in the second quarters of 2017 and 2016, respectively. The effective tax expense rate was (0.8)% in the second quarter of 2017 and 39.3% in the second quarter of 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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

The Company has undertaken an initiative on a limited number of occasions to accelerate the closing of under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA. In the second quarter of 2017, we excluded $11.6 million of costs associated with the accelerated closure of 81 stores. An additional $1.0 million of costs related to the accelerated closings is included in depreciation and amortization expense.

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net (loss) income	$(29,446)	$10,642	$(50,880)	$7,071
Income tax expense	239	6,898	1,071	5,042
Other income	(231)	(378)	(550)	(775)
Interest expense	1,874	886	3,465	1,652
Operating (loss) income	(27,564)	18,048	(46,894)	12,990
Depreciation and amortization	4,704	3,293	6,908	6,550
Gain on the sale of assets	—	(25,269)	—	(25,269)
Provision for franchisee note losses, net of recoveries	5,585	(251)	5,701	(283)
IT transformation investments	8,463	3,323	17,718	6,473
Accelerated closure of under-performing stores	11,579	—	10,629	—
Adjusted EBITDA	$2,767	$(856)	$(5,938)	$461

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

13-Week Period Ended July 29, 2017 Compared to the 13-Week Period Ended July 30, 2016
Net Sales

Net sales in the second quarter of 2017 decreased $66.4 million to $490.0 million, or 11.9%, from the second quarter of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 2.1% decrease in comparable store sales. Comparable store sales were down 0.9% and 5.0% in Hometown and Outlet, respectively. The lawn and garden category outperformed the average comparable store sales, home appliances and tools underperformed the average, and mattresses performed at the average.

Gross Margin

Gross margin was $92.3 million, or 18.8% of net sales, in the second quarter of 2017 compared to $114.9 million, or 20.6% of net sales, in the second quarter of 2016. The decrease in gross margin rate was primarily driven by $11.2 million of store closing costs partially offset by a $1.7 million physical inventory gain in Outlet. The combined impact of store closing costs and shrink on the gross margin rate was a reduction of 233 basis points in the second quarter of 2017 and a reduction of 32 basis points in the second quarter of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $115.2 million, or 23.5% of net sales, in the second quarter of 2017 from $118.8 million, or 21.4% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from stores closed (net of new store openings) since the third quarter of 2016 and lower commissions paid to dealers and franchisees on lower sales volume. The reductions were partially offset by higher IT transformation investments and charges of $5.6 million related to the write-off of, and additional reserves taken on, franchisee notes receivable in the second quarter of 2017. IT transformation investments were $8.5 million, or 1.7% of sales, in the second quarter of 2017 compared to $3.3 million, or 0.6% of sales, in the second quarter of 2016. Excluding the impact of the higher IT transformation investments and the charge related to franchisee notes receivable, selling and administrative expenses as a percent of sales were unchanged.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating (Loss) Income

We recorded an operating loss of $27.6 million during the second quarter of 2017 compared to operating income of $18.0 million during the second quarter of 2016, which period included the $25.3 million gain on sale of assets. The decrease in operating income was also due to lower volume and a lower gross margin rate partially offset by a decrease in selling and administrative expenses.
Income Taxes
Income tax expense of $0.2 million and $6.9 million were recorded in the second quarters of 2017 and 2016, respectively. The effective tax rate was (0.8)% in the second quarter of 2017 and 39.3% in the second quarter of 2016.
Net (Loss) Income
We recorded a net loss of $29.4 million for the second quarter of 2017 compared to a net income of $10.6 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

26-Week Period Ended July 29, 2017 Compared to the 26-Week Period Ended July 30, 2016
Net Sales

Net sales in the first two quarters of 2017 decreased $155.2 million to $938.2 million, or 14.2%, from the first two quarters of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 5.3% decrease in comparable store sales. Comparable store sales were down 4.6% and 6.8% in Hometown and Outlet, respectively. The lawn and garden category outperformed the average comparable store sales, mattresses performed at the average, home appliances performed slightly below the average, and tools underperformed the average.

Gross Margin

Gross margin was $186.1 million, or 19.8% of net sales, in the first two quarters of 2017 compared to $231.1 million, or 21.1% of net sales, in the first two quarters of 2016. The decrease in gross margin rate was primarily driven by $10.2 million of store closing costs and lower margin on merchandise sales partially offset by favorability in Outlet shrink. The combined impact of store closing costs and shrink on the gross margin rate was a reduction of 134 basis points in the second quarter of 2017 and a reduction of 66 basis points in the second quarter of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $226.1 million, or 24.1% of net sales, in the first two quarters of 2017 from $236.8 million, or 21.7% of net sales, in the prior-year comparable period. The decrease was primarily due to lower expenses from closed stores (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and lower marketing costs. These decreases were partially offset by higher IT transformation investments, charges of $5.7 million taken in 2017 related to the write-off of, and additional reserves taken on, franchisee notes receivable, and higher payroll and benefits. IT transformation investments were $17.7 million, or 1.9% of sales, in the first two quarters of 2017 compared to $6.5 million, or 0.6% of sales, in the first two quarters of 2016.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating (Loss) Income

We recorded an operating loss of $46.9 million for the first two quarters of 2017 compared to operating income of $13.0 million for the comparable period in 2016, which period included the $25.3 million gain on sale of assets. The decrease in operating income in the first two quarters of 2017 was also due to lower volume and a lower gross margin rate partially offset by a decrease in selling and administrative expenses.
Income Taxes
Income tax expense of $1.1 million and $5.0 million were recorded in the first two quarters of 2017 and 2016, respectively. The effective tax rate was (2.2)% in the first two quarters of 2017 and 41.6% in the first two quarters of 2016.
Net (Loss) Income
We recorded a net loss of $50.9 million for the first two quarters of 2017 compared to net income of $7.1 million for the prior-year comparable period. The decrease in our net income was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Business Segment Results
Hometown
Hometown results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NET SALES	$347,640	$396,614	$644,854	$763,193
Comparable store sales %	(0.9)%	(6.5)%	(4.6)%	(4.6)%
COSTS AND EXPENSES
Cost of sales and occupancy	280,126	313,231	510,000	597,369
Selling and administrative	75,759	83,554	150,176	164,407
Selling and administrative expense as a percentage of net sales	21.8%	21.1%	23.3%	21.5%
Depreciation and amortization	1,890	1,507	2,745	3,076
Total costs and expenses	357,775	398,292	662,921	764,852
Operating loss	$(10,135)	$(1,678)	$(18,067)	$(1,659)

Gross margin dollars	67,514	83,383	134,854	165,824
Margin rate	19.4%	21.0%	20.9%	21.7%

Total Hometown stores			795	964
13-Week Period ended July 29, 2017 Compared to the 13-Week Period Ended July 30, 2016.
Net Sales

Hometown net sales in the second quarter of 2017 decreased $49.0 million to $347.6 million, or 12.3%, from the second quarter of 2016. The decrease was primarily due to the impact of closed stores (net of new stores) and a 0.9% decrease in comparable store sales. The home appliance, lawn and garden, and tools categories improved their performance compared to the first quarter.
Gross Margin

Gross margin was $67.5 million, or 19.4% of net sales, in the second quarter of 2017 compared to $83.4 million, or 21.0% of net sales, in the second quarter of 2016. The decrease in gross margin rate was primarily driven by $4.1 million of store closing costs and lower margin on merchandise sales partially offset by lower occupancy costs. The combined impact of occupancy costs and store closing costs on the gross margin rate was 229 basis points in the second quarter of 2017 and 159 basis points in the second quarter of 2016.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $75.8 million, or 21.8% of net sales, in the second quarter of 2017 from $83.6 million, or 21.1% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from store closures (net of new store openings), lower marketing costs, and lower commissions paid to dealers and franchisees on lower sales volume. These decreases were partially offset by higher IT transformation investments, which were $5.6 million, or 1.6% of sales, in the second quarter of 2017 compared to $2.2 million, or 0.6%, of sales, in the second quarter of 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Operating Loss

We recorded operating losses of $10.1 million and $1.7 million in the second quarters of 2017 and 2016, respectively. The increase in operating losses was primarily due to lower volume and a lower gross margin rate partially offset by favorability in selling and administrative expenses.
26-Week Period ended July 29, 2017 Compared to the 26-Week Period Ended July 30, 2016.
Net Sales

Hometown net sales in the first two quarters of 2017 decreased $118.3 million to $644.9 million, or 15.5%, from the first two quarters of 2016. The decrease was primarily due to the impact of closed stores (net of new stores) and a 4.6% comparable store sales decrease. The home appliances category outperformed the average comparable store sales. Lawn and garden, tools and mattresses categories underperformed the average comparable stores sales.
Gross Margin

Gross margin was $134.9 million, or 20.9% of net sales, for the first two quarters of 2017, compared to $165.8 million, or 21.7% of net sales, for the first two quarters of 2016. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales and $3.1 million of store closing costs partially offset by lower occupancy costs. The combined impact of occupancy costs and store closing costs on the gross margin rate was 179 basis points in the first two quarters of 2017 and 170 basis points in the first two quarters of 2016.
Selling and Administrative Expenses

Selling and administrative expenses decreased to $150.2 million, or 23.3% of net sales, in the first two quarters of 2017 from $164.4 million, or 21.5% of net sales, in the prior-year comparable period. The decrease was primarily due to lower expenses due to store closures (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and lower marketing expense. These decreases were partially offset by higher IT transformation investments. IT transformation investments were $11.8 million, or 1.8% of sales, in the first two quarters of 2017 compared to $4.3 million, or 0.6% of sales, in the first two quarters of 2016.
Operating Loss

We recorded operating losses of $18.1 million and $1.7 million in the first two quarters of 2017 and 2016, respectively. The increase in operating loss was primarily due to lower volume and a lower gross margin rate partially offset by favorability in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Outlet
Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
NET SALES	$142,345	$159,774	$293,364	$330,176
Comparable store sales %	(5.0)%	(0.5)%	(6.8)%	(1.9)%
COSTS AND EXPENSES
Cost of sales and occupancy	117,511	128,277	242,115	264,929
Selling and administrative	39,449	35,254	75,913	72,393
Selling and administrative expense as a percentage of net sales	27.7%	22.1%	25.9%	21.9%
Depreciation and amortization	2,814	1,786	4,163	3,474
Gain on the sale of assets	—	(25,269)	—	(25,269)
Total costs and expenses	159,774	140,048	322,191	315,527
Operating (loss) income	$(17,429)	$19,726	$(28,827)	$14,649

Gross margin dollars	24,834	31,497	51,249	65,247
Margin rate	17.4%	19.7%	17.5%	19.8%

Total Outlet stores			137	159
13-Week Period ended July 29, 2017 Compared to the 13-Week Period Ended July 30, 2016
Net Sales

Outlet net sales in the second quarter of 2017 decreased $17.4 million to $142.3 million, or 10.9%, from the second quarter of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 5.0% decrease in comparable store sales. Home appliances performed slightly below the average comparable store sales. The lawn and garden, tools, and apparel categories underperformed the average comparable store sales, while furniture and mattresses outperformed the average.
Gross Margin

Gross margin was $24.8 million, or 17.4% of net sales, in the second quarter of 2017 compared to $31.5 million, or 19.7% of net sales, in the second quarter of 2016. The decrease in gross margin rate was primarily due to $7.1 million of store closing costs and flat occupancy costs on lower sales. These declines were partially offset by higher margin on merchandise sales and a $1.7 million physical inventory gain. The combined impact of occupancy costs, store closing costs, and shrink on the gross margin rate was 1,368 basis points in the second quarter of 2017 and 870 basis points in the second quarter of 2016.
Selling and Administrative Expenses
Selling and administrative expenses increased to $39.4 million, or 27.7% of net sales, in the second quarter of 2017 from $35.3 million, or 22.1% of net sales, in the prior-year comparable quarter. The increase was primarily due to charges of $5.6 million related to the write-off of, and additional reserves taken on, franchisee notes receivables, higher IT transformation investments, and higher payroll and benefits. These increases were partially offset by lower commissions paid to franchisees on lower volume and lower expenses from stores closed (net of new store openings) since the second quarter of 2016. IT transformation investments were $2.8 million, or 2.0% of sales, in the second quarter of 2017 compared to $1.1 million, or 0.7% of sales in the second quarter of 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating (Loss) Income

We recorded an operating loss of $17.4 million in the second quarter of 2017 and operating income of $19.7 million in the second quarter of 2016, which period included the $25.3 million gain on sale of assets. The decrease in operating income was also due to a lower gross margin rate, lower volume, and an increase in selling and administrative expenses.
26-Week Period ended July 29, 2017 Compared to the 26-Week Period Ended July 30, 2016
Net Sales

Outlet net sales decreased $36.8 million, or 11.1%, to $293.4 million in the first two quarters of 2017 from $330.2 million in the first two quarters of 2016. The decrease was primarily due to a 6.8% comparable store sales decrease and the impact of closed stores (net of new store openings). The furniture, mattresses, and lawn and garden categories outperformed the average comparable store sales while home appliances, tools, and apparel underperformed the average.
Gross Margin

Gross margin was $51.2 million, or 17.5% of net sales, in the first two quarters of 2017 compared to $65.2 million, or 19.8% of net sales, in the first two quarters of 2016. The decrease in gross margin rate was primarily driven by $7.1 million of store closing costs, flat occupancy costs on lower sales, and $2.4 million received from the Merchandising Net Benefit in 2016. These declines were partially offset by lower shrink ($1.7 million physical inventory gain in the second quarter of 2017 and a $3.4 million physical inventory charge in the first quarter of 2016), and lower distribution and repair center costs. The combined impact of store closing costs, occupancy costs, shrink, and the Merchandising Net Benefit reduced the gross margin rate 1,142 basis points in the first two quarters of 2017 compared to a reduction of 872 basis points in the first two quarters of 2016.
Selling and Administrative Expenses

Selling and administrative expenses increased to $75.9 million, or 25.9% of net sales, in the first two quarters of 2017 from $72.4 million, or 21.9% of net sales, in the prior-year comparable period. The increase was primarily due to charges of $5.7 million related to the write-off of, and additional reserves taken on, franchisee notes receivable in 2017, increased IT transformation investments ($5.9 million in the first two quarters of 2017 compared to $2.2 million in the first two quarters of 2016) and higher payroll and benefits expenses. These increases were partially offset by lower commissions paid to franchisees on lower volume and lower expenses from closed stores (net of new store openings).
Gain on Sale of Assets
During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating (Loss) Income

We recorded an operated loss of $28.8 million in the first two quarter of 2017 and operating income of $14.6 million in the first two quarters of 2016, which period included the $25.3 million gain on sale of assets. The increase in operating loss was also due to a lower gross margin rate, lower volume, and an increase in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Analysis of Financial Condition
Cash and Cash Equivalents
We had cash and cash equivalents of $18.3 million as of July 29, 2017, $14.1 million as of January 28, 2017, and $18.7 million as of July 30, 2016.
For the first two quarters of 2017 we funded ongoing operations with cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities
Cash used in operating activities was $76.7 million as compared to $21.2 million for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The decrease in operating cash flow was primarily due to the net loss of $50.9 million for the 26 weeks ended July 29, 2017 as compared to net income of $7.1 million for the same period of 2016 and a decrease in payables to Sears Holdings of approximately $56.0 million resulting from a reduction in merchandise receipts and accelerated payment terms in exchange for early-payment discounts. The impact of these differences was partially offset by a decrease in merchandise inventories of approximately $16.9 million during the first and second quarter of 2017.

Total merchandise inventories were $356.9 million at July 29, 2017, $427.2 million at July 30, 2016 and $373.8 million at January 28, 2017. Merchandise inventories declined $53.5 and $16.8 million in Hometown and Outlet, respectively, from July 30, 2016. The decrease in Hometown was primarily due to store closures. Outlet's decrease was primarily driven by store closures, lower home appliances receipts, and a furniture assortment transition partially offset by higher lawn and garden inventory resulting from opportunistic buys.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 81% and 78% of total purchases of all inventory from all vendors for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statements Regarding Forward-Looking and Other Information" in this Quarterly Report on Form 10-Q.

In addition, our merchandise-vendor arrangements generally are not long-term (except for our Amended and Restated Merchandising Agreement with Sears Holdings) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain or improve our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.
Cash Flows from Investing Activities
Cash used in investing activities was $4.6 million for the 26 weeks ended July 29, 2017 compared to cash provided by investing activities of $19.2 million for the 26 weeks ended July 30, 2016. Cash provided by investing activities for the first two quarters of 2016 included an asset sale of $26.1 million, which did not recur during the first two quarters of 2017.
Cash Flows from Financing Activities
Cash provided by financing activities was $85.5 million for the 26 weeks ended July 29, 2017 compared to $2.4 million during the 26 weeks ended July 30, 2016. The increase of $83.1 million was primarily due to an increase of $85.6 million in net borrowings under the Senior ABL Facility in 2017 compared to a $2.1 million increase in net borrowings under the Prior Facility in 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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

On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments will mature on the earlier of (1) October 11, 2017 and (2) six months prior to the expiration of the Subject Agreements unless they are extended to a date later than October 11, 2017 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. Costs related to and incurred for the November 1, 2016 refinancing totaled approximately $5.4 million, of which $4.4 million is remaining and is included in Prepaid and Other current assets on the Consolidated Balance Sheet as of July 29, 2017 and is being amortized over the remaining term of the Senior ABL Facility.

As of July 29, 2017 we had $112.4 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of July 29, 2017 was $86.8 million, with $6.1 million of letters of credit outstanding under the facility. If the Non-Extended Revolving Credit Commitments had matured prior to the end of the second quarter of 2017, our availability under the Senior ABL Facility would have been approximately $52 million as of July 29, 2017.

In the first quarter of 2017, we resumed our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a 37 to 43-basis-point cash discount that depends on the number of days we pay invoices before their 10-day due dates. Senior ABL Facility borrowings increased by approximately $23 million as of July 29, 2017, as a result of our accelerated payments. The discounts we received for the accelerated payments totaled $1.4 million and $2.0 million for the 13 and 26 weeks ended July 29, 2017, respectively. We can, in our sole discretion, revert to ten-day, no-discount payment terms at any time.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 4.52% at July 29, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 6.52% at July 29, 2017), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level, the Company is required to comply with a minimum fixed charge coverage ratio. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of July 29, 2017.

The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of July 29, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.

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

Uses and Sources of Liquidity
As of July 29, 2017, we had cash and cash equivalents of $18.3 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months.
Capital lease obligations as of July 29, 2017 and July 30, 2016 were $0.4 million and $0.8 million, respectively.
Off-Balance Sheet Arrangements
As of July 29, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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

We continue to incur additional corporate expenses in 2017 as a result of the BPO.  Selling and administrative expenses related to the BPO were $17.7 million and $6.5 million in the first two quarters of 2017 and 2016, respectively.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2016 10-K. These risks could have a material adverse effect on our business and results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING AND OTHER INFORMATION
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
The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; our Amended and Restated Merchandising Agreement with Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; on March 9, 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights (Sears Holdings has waived its right in the Amended and Restated Merchandising Agreement

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

to terminate, as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand); the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; on July 20, 2017 Sears Holdings announced the launch of Kenmore products on Amazon.com and that Sears Holdings planned to expand the full line of Kenmore home appliances available on Amazon.com; on August 22, 2017 Sears Holdings announced licensing agreements with third parties to manufacture and distribute Kenmore floor care products and DieHard batteries and flashlights; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the consolidation of Hometown and Outlet into a single business entity, the Separation, and operating as a standalone business entity; the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings on terms (including vendor-payment terms for Sears Holdings' merchandise purchases) that are acceptable to it (which vendor-payment terms, we believe, are becoming, and in the future could continue to become, increasingly uneconomic for Sears Holdings) and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies and services for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or provide logistics and other services to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to maintain an effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced on May 31, 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement the BPO in accordance with our plans, expectations, current timetable, and anticipated cost; limitations and restrictions in the Senior ABL Facility and related agreements governing our indebtedness and our ability to service our indebtedness; competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin; our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended July 29, 2017 and July 30, 2016

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to interest rate risk associated with the Senior ABL Facility, which requires us to pay interest on outstanding borrowings at variable rates. Assuming the Senior ABL Facility were fully drawn in principal amount equal to $250 million, each one percentage point change in interest rates payable with respect to the Senior ABL Facility would result in a $2.5 million change in annual cash interest expense with respect to the Senior ABL Facility.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 26 weeks ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q we are not party to any litigation that we consider material to our operations.
Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, payroll violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, Family and Medical Leave Act claims, product liability claims as a result of the sale of merchandise and services, claims with respect to franchise and dealer transactions, relationships, operations, and terminations as well as various legal and governmental proceedings. Some of these claims from time to time include, and will continue to include, class or collective-action allegations, and the proceedings for some of these claims are, and will continue to be, in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Litigation is inherently unpredictable. Each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition, and cash flows, perhaps materially. See also "Cautionary Statements Regarding Forward-Looking and Other Information” and "Risk Factors" in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2016 10-K, which risks should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the statements in “Cautionary Statements Regarding Forward-Looking and Other Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time.

Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.
The Company did not repurchase any shares during the 26 weeks ended July 29, 2017. As of July 29, 2017 we had approximately $12.5 million of remaining authorization under the repurchase program. The Senior ABL Facility limits SHO’s ability to repurchase its common stock. See "Management's Discussion and Analysis-Analysis of Financial Condition-Financing Arrangements" in this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 5, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

3.2
Certificate of Amendment of Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 9, 2013 (File No. 001-35641)).
10.1(1)	Amendment No. 8 to Services Agreement dated July 10, 2017 between the registrant and Sears Holdings Management Corporation.
10.2(1)
Amendment No. 2 to Amended and Restated Merchandising Agreement dated as of July 10, 2017 among (1) the registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (2) Sears Holdings Corporation, Sears, Roebuck and Co., and Kmart Corporation.

10.3(1)(2)	Purchase Agreement for Excess and Salvage Merchandise dated July 17, 2017 between Innovel Solutions, Inc. (a wholly owned subsidiary of Sears Holdings Corporation) and the registrant.
10.4(1)	Amendment No. 1 to Store License Agreement effective as of July 10, 2017 between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC.
10.5
Cash Incentive Agreement between the registrant and Michael A. Gray dated May 24, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed May 26, 2017 (File No. 001-35641)).
.

31.1(1)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(1)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
101(3)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended July 29, 2017 and July 30, 2016; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at July 29, 2017, July 30, 2016, and January 28, 2017; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 29, 2017 and July 30, 2016; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 26 Weeks Ended July 29, 2017 and July 30, 2016; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

(1) Filed herewith.
(2) Specified terms of this Exhibit have been omitted and separately filed by the registrant with the Securities and Exchange Commission pursuant to the registrant's request for confidential treatment.
(3) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.