Form 10-Q/A
period 2017-07-29
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2017-09-08
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 7, 2017 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (this "Amended Report") is being filed to correct a formulaic error in the Company's Quarterly Report on Form 10-Q for the period ended July 29, 2017 filed with the Securities and Exchange Commission on September 6, 2017 (the "Original Report").

In the Original Report, Part I, Item 1, Note 12 - STORE CLOSING CHARGES to the Condensed Consolidated Financial Statements included a rollforward table of closed store reserves for the first and second quarters of 2017. The Company has determined that the ending balances of the closed store reserves as of April 28, 2017 and July 29, 2017 as detailed in the table were incorrect due to a formulaic error. As a result, Note 12 - STORE CLOSING CHARGES has been revised (and follows below) to correct the ending balances of the closed store reserves as of April 28, 2017 and July 29, 2017. The Company does not believe that the Company’s Condensed Consolidated Financial Statements included in the Original Report were materially misstated as a result of the formulaic error.

In accordance with Rule 12b-15 of the Securities and Exchange Commission this Amended Report contains only the following: (1) the cover page; (2) Item 1 of Part I, of which only Note 12 is being amended; and (3) Item 6 of Part II to reflect updated Exhibits 31.1, 31.2, and 32 to this Amended Report. This Amended Report does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosures therein other than the changes as noted above. Accordingly, this Amended Report should be read in conjunction with the Original Report.

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

Closed Store Reserve

Store closing reserves at July 29, 2017 and January 28, 2017 are shown in the table below. Store closing reserves of $9.4 million,$0.8 million, and $7.7 million are included within other current liabilities in the Condensed Consolidated Balance Sheets at July 29, 2017, July 30, 2016 and January 28, 2017, respectively.

Thousands	Total
Balance at January 28, 2017	$7,659
Store closing benefit	(950)
Payments/utilization	(2,490)
Balance at April 29, 2017	$4,219
Store closing costs	9,783
Payments/utilization	(4,629)
Balance at July 29, 2017	$9,373

Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 7, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
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