Form 10-Q
period 2017-10-28
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2017-12-01
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2017 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NET SALES	$385,959	$487,795	$1,324,177	$1,581,164
COSTS AND EXPENSES
Cost of sales and occupancy	299,271	392,562	1,051,386	1,254,860
Selling and administrative	93,101	109,158	319,190	345,958
Depreciation and amortization	3,002	3,188	9,910	9,738
Gain on sale of assets	—	—	—	(25,269)
Total costs and expenses	395,374	504,908	1,380,486	1,585,287
Operating loss	(9,415)	(17,113)	(56,309)	(4,123)
Interest expense	(2,149)	(840)	(5,614)	(2,492)
Other income	194	373	744	1,148
Loss before income taxes	(11,370)	(17,580)	(61,179)	(5,467)
Income tax benefit (expense)	437	(75,617)	(634)	(80,658)
NET LOSS	$(10,933)	$(93,197)	$(61,813)	$(86,125)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.48)	$(4.11)	$(2.72)	$(3.80)
Diluted:	$(0.48)	$(4.11)	$(2.72)	$(3.80)

Basic weighted average common shares outstanding	22,702	22,702	22,702	22,688
Diluted weighted average common shares outstanding	22,702	22,702	22,702	22,688
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	October 28, 2017	October 29, 2016	January 28, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,994	$15,525	$14,104
Accounts and franchisee receivables, net	13,151	20,577	11,448
Merchandise inventories	354,825	424,714	373,815
Prepaid expenses and other current assets	9,777	9,404	9,370
Total current assets	391,747	470,220	408,737
PROPERTY AND EQUIPMENT, net	39,284	50,053	40,935
OTHER ASSETS, net	9,767	14,936	18,754
TOTAL ASSETS	$440,798	$535,209	$468,426
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$119,200	$91,900	$26,800
Payable to Sears Holdings Corporation	26,114	19,889	80,724
Accounts payable	23,613	39,189	17,853
Other current liabilities	60,499	64,772	70,377
Total current liabilities	229,426	215,750	195,754
OTHER LONG-TERM LIABILITIES	2,589	2,984	1,973
TOTAL LIABILITIES	232,015	218,734	197,727
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	208,783	316,475	270,699
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$440,798	$535,209	$468,426
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	October 28, 2017	October 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,813)	$(86,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,910	9,738
Share-based compensation	(103)	91
Deferred income taxes	—	79,141
Gain on sale of assets	—	(25,269)
Provision for (recoveries of) losses on franchisee receivables	5,820	(725)
Change in operating assets and liabilities:
Accounts and franchisee receivables	(1,124)	(7,283)
Merchandise inventories	18,990	10,132
Payable to Sears Holdings Corporation	(54,610)	(34,237)
Accounts payable	5,760	(573)
Closing store accrual	(2,827)	1,046
Other operating assets and liabilities, net	(5,559)	9,946
Net cash used in operating activities	(85,556)	(44,118)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets	—	26,073
Purchases of property and equipment	(7,037)	(8,600)
Net cash (used in) provided by investing activities	(7,037)	17,473
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	92,400	23,600
Net borrowings of capital lease obligations	83	326
Net cash provided by financing activities	92,483	23,926
NET CHANGE IN CASH AND CASH EQUIVALENTS	(110)	(2,719)
CASH AND CASH EQUIVALENTS—Beginning of period	14,104	18,244
CASH AND CASH EQUIVALENTS—End of period	$13,994	$15,525
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,781	$2,557
Cash paid (refunded) for income taxes	$757	$(9,430)
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 30, 2016	22,722	$227	$555,372	$(153,090)	$402,509
Net loss	—	—	—	(86,125)	(86,125)
Share-based compensation	(6)	—	91	—	91
Balance at October 29, 2016	22,716	$227	$555,463	$(239,215)	$316,475

Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(61,813)	(61,813)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at October 28, 2017	22,702	$227	$555,378	$(346,822)	$208,783
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of October 28, 2017 the Company or its dealers and franchisees operated a total of 921 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”

The Separation

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 weeks ended October 28, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "2016 10-K").

We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").

Our third fiscal-quarter end is the Saturday closest to October 31 each year.  Our fiscal-year end is the Saturday closest to January 31 each year. Our current fiscal-year ends February 3, 2018 and is a 53-week year.

Reclassifications- certain amounts have been reclassified in order to conform to the current period presentation.

Variable Interest Entities and Consolidation

The Financial Accounting Standards Board ("FASB") has issued guidance on variable interest entities and consolidation for determining whether an entity is a variable interest entity ("VIE") as well as the methods permitted for determining the primary beneficiary of a VIE. In addition, this guidance requires ongoing reassessments as to whether a reporting company is the primary beneficiary of a VIE and disclosures regarding the reporting company’s involvement with a VIE.

On an ongoing basis the Company evaluates its business relationships, such as those with its independent dealers, independent franchisees, and suppliers, to identify potential VIE's. Generally, these businesses either qualify for a scope exception under the consolidation guidance or, where a variable interest exists, the Company does not possess the power to direct the activities that most significantly impact the economic performance of these businesses. The Company has not consolidated any of such entities in the periods presented.

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

Cash and cash equivalents, merchandise payables, accrued expenses (Level 1), accounts and franchisee notes receivable, and short-term debt (Level 2) are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term debt, the variable interest rates are a significant input in our fair value assessments and are consistent with the interest rates in the market. The carrying value of long-term notes receivable approximates fair value.

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist.

Recent Accounting Pronouncements

ASU 2017-01 "Business Combinations (Topic 805) Clarifying the Definition of Business"

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business". This Accounting Standards Update ("ASU") is intended to clarify the definition of a business to add guidance when determining when an acquisition or disposal should be accounted for as a sale of assets or business. This ASU provides a more robust framework to use in determining when a set of assets or activities should be classified as a business, providing more consistency in accounting for business or asset acquisitions. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those periods. The ASU will be applied prospectively.

ASU 2016-15 "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments"

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments". This ASU reduces the diversity in reporting of eight specific cash flow issues due to accounting guidance that is unclear or does not exist. The eight issues relate to certain debt activities, business combination activities, insurance settlements and other various activities. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted and is to be applied retrospectively using a transition method for each period presented. An entity that elects early adoption of the guidance under this ASU must adopt all aspects of the guidance in the same period. Application of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU 2016-02 "Leases (Topic 842)"

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". This ASU created a new Topic under the accounting standards codification to account for the provisions of the ASU. This ASU amendment is meant to provide transparency and to improve comparability between entities. This ASU requires companies to record an asset and liability on the balance sheet for leases that were formerly designated as operating leases as well as leases designated as financing leases. The provisions of the ASU predominately change the recognition of leases for lessees, but the provisions do not substantially change the accounting for lessors. This ASU will supersede the provisions of Topic 840 Leases.

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

These updates are required to be applied under a modified retrospective approach from the beginning of the earliest period presented. The modified approach provides optional practical expedients that may be elected, which will allow companies to continue to account for leases under the previous guidance for leases that commenced prior to the effective date. Reporting in the cash flow statement remains virtually unchanged. Additional qualitative and quantitative disclosures are required.

The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed. We are in the process of evaluating the impact of this ASU on our financial statements, and therefore, its impact has not yet been determined. However, upon adoption, we expect that the right of use asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

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

In August 2015, the FASB issued ASU 2015-14, "Accounting for Revenue from Contracts with Customers (Topic 606)". This ASU deferred the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2016 and interim periods within those fiscal years. In addition, four other ASUs have been issued amending and clarifying ASU 2014-09 and must be adopted concurrently.

•	ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"

•	ASU 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"

•	ASU 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"

•	ASU 2016-20 "Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements"

The Company will adopt the ASUs in the first quarter of fiscal 2018. The Company's assessment, which is ongoing, includes a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard. Based on the procedures performed to date, the Company has not identified performance obligations that change the timing of recognition of revenue for our revenue streams as compared to historical accounting. The Company's balance sheet presentation of its sales returns reserve will change to present a separate return asset and liability, instead of the net presentation used currently. The Company expects to finalize its assessment in the fourth quarter of fiscal 2017, and adopt the ASUs using the modified retrospective method on February 4, 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	October 28, 2017	October 29, 2016	January 28, 2017
Short-term franchisee receivables	$1,584	$2,203	$1,920
Miscellaneous receivables	12,593	19,604	10,475
Long-term franchisee receivables	10,829	20,455	18,406
Other assets	5,057	3,484	7,643
Allowance for losses on short-term franchisee receivables (1)	(1,027)	(1,230)	(947)
Allowance for losses on long-term franchisee receivables (1)	(6,118)	(9,003)	(7,295)
Net accounts and franchisee receivables and other assets	$22,918	$35,513	$30,202

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
NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following as of:

	39 Weeks Ended
Thousands	October 28, 2017	October 29, 2016
Allowance for losses on franchisee receivables, beginning of period	$8,242	$12,141
Provisions (recoveries) during the period	5,820	(725)
Write off of franchisee receivables against the allowance	(6,917)	(1,458)
Other	—	275
Allowance for losses on franchisee receivables, end of period	$7,145	$10,233

On June 7, 2017, the Company and a franchisee entered into a transaction consisting of agreements that terminated all of the franchisee's franchise agreements and sublease arrangements for 14 franchised locations (except with respect to one location as to which the Company would either assume the lease or enter into a lease directly with the landlord). The agreements provided that the franchisee transferred ownership of all assets, management of stores, and certain rights to property leases (in one instance pursuant to an Occupancy Agreement). The assets the Company purchased included all store furniture, fixtures, and equipment. As of the transaction date, the franchisee was the obligor on promissory notes to the Company with a total carrying value, net of reserves, of $5.5 million. As part of the transaction, the Company waived the remaining unpaid principal on these promissory notes and received a new promissory note from the franchisee in the amount of $1.5 million, which is payable in installments through December 11, 2022. During the 39 weeks ended October 28, 2017, the Company recognized a loss of $5.5 million on the transaction.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	October 28, 2017	October 29, 2016	January 28, 2017
Customer deposits	$17,761	$27,631	$19,943
Sales and other taxes	8,782	13,303	11,380
Accrued expenses	23,191	19,306	27,602
Payroll and related items	8,522	6,992	5,766
Store closing costs	4,832	524	7,659
Total Other current and long-term liabilities	$63,088	$67,756	$72,350
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
We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 39 Weeks ended October 28, 2017 and October 29, 2016, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

We file federal, state, and city income tax returns in the United States and foreign tax returns in Puerto Rico. The U.S. Internal Revenue Service has commenced an audit of the Company's federal income tax return for the year ended January 30, 2016. SHO was also a part of the Sears Holdings' combined state returns for the years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit in one state for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits and one separate return state audit for the year ended February 1, 2014.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own approximately 58% of our outstanding shares of common stock and approximately 49% of Sears Holdings' outstanding shares of common stock (the latter percentage amount excludes shares that may be acquired within 60 days upon the exercise of warrants to purchase shares). Mr. Lampert is the Chairman of the Board and Chief Executive Officer of Sears Holdings.
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

•We obtain a significant amount of our merchandise inventories from Sears Holdings.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Thousands
Net Commissions from Sears Holdings	$15,548	$20,878	$51,393	$65,270
Purchases related to cost of sales and occupancy	218,445	282,949	751,559	899,037
Services included in selling and administrative expense	12,150	19,163	46,053	59,475

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company can pay invoices on two or three-day terms and receive a deduction on invoices for early–payment discounts of 43 basis points or 37 basis points, respectively. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Sears Holdings. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. During 2017, the Company has paid most invoices on either two or three–day terms and received discounts for the 13 and 39 weeks ended October 28, 2017 of $1.2 million and $3.2 million, respectively, which are reflected in the Condensed Consolidated Statements of Operations. During 2016 the Company began paying invoices on accelerated terms on May 1, 2016 and received discounts for the 13 and 39 weeks ended October 29, 2016 of $1.8 million and $2.7 million, respectively.

We recorded real estate occupancy payments of $0.3 million and $0.9 million for the 13 and 39 weeks ended October 28, 2017, respectively, and $0.2 million and $0.6 million for the 13 and 39 weeks ended October 29, 2016, respectively, to Seritage Growth Properties, a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 7—FINANCING ARRANGEMENTS

In October 2012, the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Prior Facility”). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation.

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments of specified lenders (the "Non-Extending Lenders") in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments were not extended by the Non-Extending Lenders in accordance with the Senior ABL Facility and matured on October 11, 2017. Unamortized debt costs related to the Senior ABL Facility of $4.0 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of October 28, 2017 and are being amortized over the remaining term of the Senior ABL Facility.

As of October 28, 2017, we had $119.2 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 28, 2017 was $43.6 million, with $7.2 million of letters of credit outstanding under the facility.

In the first quarter of 2017, we resumed our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a 37 to 43 basis-point cash discount depending on the number of days we paid before the invoice due date. The Senior ABL Facility borrowings increased by approximately $19 million as of October 28, 2017, as a result of our accelerated payments. The discounts we received for the accelerated payments, less the incremental interest expense, resulted in a net financial benefit to the Company that is described in Note 6 to these Condensed Consolidated Financial Statements.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the rate was approximately 5.00% at October 28, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the rate was approximately 7.00% at maturity on October 11, 2017), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level (which has not occurred), the Company is required to comply with a minimum fixed charge coverage ratio. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of October 28, 2017. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of October 28, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8—SUMMARY OF SEGMENT DATA

The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, and Home Appliance Showrooms business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. Sales categories include appliances, lawn and garden, tools and paint, and other.

	13 Weeks Ended October 28, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$188,591	$104,356	$292,947
Lawn and garden	40,315	4,804	45,119
Tools and paint	20,575	3,167	23,742
Other	10,473	13,678	24,151
Total	259,954	126,005	385,959
Costs and expenses
Cost of sales and occupancy	202,473	96,798	299,271
Selling and administrative	64,287	28,814	93,101
Depreciation and amortization	1,175	1,827	3,002
Total	267,935	127,439	395,374
Operating loss	$(7,981)	$(1,434)	$(9,415)
Total assets	$298,859	$141,939	$440,798
Capital expenditures	$829	$1,567	$2,396

	13 Weeks Ended October 29, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$243,670	$122,630	$366,300
Lawn and garden	49,654	5,214	54,868
Tools and paint	29,614	3,853	33,467
Other	16,601	16,559	33,160
Total	339,539	148,256	487,795
Costs and expenses
Cost of sales and occupancy	271,254	121,308	392,562
Selling and administrative	76,436	32,722	109,158
Depreciation and amortization	1,339	1,849	3,188
Total	349,029	155,879	504,908
Operating loss	$(9,490)	$(7,623)	$(17,113)
Total assets	$347,277	$187,932	$535,209
Capital expenditures	$1,376	$386	$1,762

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	39 Weeks Ended October 28, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$608,830	$346,876	955,706
Lawn and garden	185,115	16,096	201,211
Tools and paint	70,398	10,433	80,831
Other	40,465	45,964	86,429
Total	904,808	419,369	1,324,177
Costs and expenses
Cost of sales and occupancy	712,473	338,913	1,051,386
Selling and administrative	214,463	104,727	319,190
Depreciation and amortization	3,920	5,990	9,910
Total	930,856	449,630	1,380,486
Operating loss	$(26,048)	$(30,261)	$(56,309)
Total assets	$298,859	$141,939	$440,798
Capital expenditures	$3,180	$3,857	$7,037

	39 Weeks Ended October 29, 2016
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$734,050	$394,397	$1,128,447
Lawn and garden	219,267	16,773	236,040
Tools and paint	97,100	12,822	109,922
Other	52,315	54,440	106,755
Total	1,102,732	478,432	1,581,164
Costs and expenses
Cost of sales and occupancy	868,623	386,237	1,254,860
Selling and administrative	240,843	105,115	345,958
Depreciation and amortization	4,415	5,323	9,738
Gain on the sale of assets	—	(25,269)	(25,269)
Total	1,113,881	471,406	1,585,287
Operating (loss) income	$(11,149)	$7,026	$(4,123)
Total assets	$347,277	$187,932	$535,209
Capital expenditures	$5,950	$2,650	$8,600

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10— LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In the periods where the Company records a net loss the diluted per share amount is equal to the basic per share amount.

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Thousands except income per common share
Basic weighted average shares	22,702	22,702	22,702	22,688

Diluted weighted average shares	22,702	22,702	22,702	22,688

Net loss	$(10,933)	$(93,197)	$(61,813)	$(86,125)

Loss per common share:
Basic	$(0.48)	$(4.11)	$(2.72)	$(3.80)
Diluted	$(0.48)	$(4.11)	$(2.72)	$(3.80)

For the 39 weeks ended October 29, 2016, 14,000 unvested shares of restricted stock (forfeited during the first quarter of 2017) were excluded from the computation of diluted loss per share due to the anti-dilutive effect of the unvested shares.

NOTE 11—EQUITY

Stock-Based Compensation
Four million shares of the Company's common stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan (the "Plan").

A total of 89,221 shares of restricted stock were granted under the Plan in 2013 (the "2013 Grants") to a group of eligible individuals (as defined in the Plan) and 14,000 shares of restricted stock were granted under the Plan to an eligible individual in 2015 (the "2015 Grant"). As of May 16, 2016, 52,691 shares of the restricted stock comprising the 2013 Grants had been forfeited. On that date the remaining 36,530 shares of the restricted stock comprising the 2013 Grants vested in accordance with the terms and conditions of the governing restricted-stock agreements and the Plan. The 14,000 shares of restricted stock comprising the 2015 Grant were forfeited in the first quarter of 2017.

In 2015 the Company granted a total of 159,475 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. As of October 28, 2017, 34,091 stock units had been forfeited. The remaining 125,384 stock units will vest, if at all, on April 13, 2018 in accordance with and subject to the terms and conditions of governing stock-unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards will vary based on changes in our stock price at each reporting period.

During the first quarter of 2017, the Company granted a total of 222,788 stock units under the Plan to a group of eligible individuals, all of whom were employees of the Company at the time of the grants. In addition, the Company granted 40,000 stock units under the Plan to an eligible individual during the third quarter of 2017. As of October 28, 2017, 33,333 of these stock units had been forfeited. The remaining 229,455 stock units will vest, if at all, in three substantially equal installments on January 30 in 2018, 2019, and 2020 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the 39 weeks ended October 28, 2017, we recorded $0.1 million in total compensation income for the then-outstanding stock units. At October 28, 2017 we had $0.7 million in total unrecognized compensation cost related to the then-outstanding stock units, which we expect to recognize over the next approximately 2.25 years.

Changes during 2017 with respect to the 2015 Grant are noted below.

	39 Weeks Ended October 28, 2017
(Shares in Thousands)	Shares	Weighted-Average Fair Value Per Share on Date of Grant
Balance at January 28, 2017	14	$9.38
Granted	—	—
Vested	—	—
Forfeited	(14)	9.38
Balance at October 28, 2017	—	$—

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
No shares were repurchased during the 13 and 39 weeks ended October 28, 2017. At October 28, 2017, we had approximately $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12—STORE CLOSING CHARGES

Accelerated Closed Store Charges

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

Accelerated store closure costs for the 13 and 39 weeks ended October 28, 2017 were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended October 28, 2017	$(169)	$2,614	$—	$(169)	$2,276

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
39 weeks ended October 28, 2017	$8,278	$4,410	$979	$217	$13,884

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

Closed Store Reserves

Store closing reserves at October 28, 2017 and January 28, 2017 are shown in the table below. Store closing reserves of $4.8 million, $0.5 million, and $7.7 million are included within other current liabilities in the Condensed Consolidated Balance Sheets at October 28, 2017, October 29, 2016 and January 28, 2017, respectively.

Thousands	Total
Balance at January 28, 2017	$7,659
Store closing costs	8,495
Payments/utilization	(11,322)
Balance at October 28, 2017	$4,832

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

Executive Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of October 28, 2017, we or our dealers and franchisees operated a total of 921 stores across all 50 states, Puerto Rico, and Bermuda. During the third quarter of 2017, the Company opened 2 stores and closed 13 stores.

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

As of October 28, 2017 Hometown consisted of 784 stores as follows:

•
723 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
22 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	39 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.

As of October 28, 2017, Hometown consisted of 719 dealer-operated stores, 35 franchisee-operated stores, and 30 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.

As of October 28, 2017, 22 of the 137 Outlet stores were operated by franchisees and the rest were operated by the Company.
Dealers and franchisees exercise control over the day-to-day operations of their stores, make capital decisions regarding their stores, and exclusively make all hiring, compensation, benefits, termination, and other decisions regarding the terms and conditions of employment, and exclusively establish all employment policies, procedures, and practices with respect to employees.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

Initial franchise revenues consist of franchise fees paid by franchisees with respect to new and existing Company-operated stores that we transferred to the franchisees plus the net gain or loss on related transfers of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred has been highly variable from quarter to quarter. The variation has resulted from a number of factors, including general economic conditions, which have influenced both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors has impacted the expected financial returns to the Company from new store development, which in turn has impacted the number of Company-operated stores that the Company has decided from time to time to make available for transfer to franchisees. Beginning in the second quarter of 2015 the Company indefinitely suspended its franchising of additional stores except to existing Company franchisees. The suspension continued through the third quarter of 2017 and is continuing. We did not franchise any additional stores in the first three quarters of 2017 or 2016 and, as a result, we did not realize any initial franchise revenues, which include the net gain or loss on related transfers of assets to franchisees, during those quarters.

Merchandise Subsidies and Cash Discounts from Sears Holdings

In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the third quarter of 2017 Sears Holdings' Vendor Funds were higher compared to the third quarter of 2016 and SHO's portion of the collected Vendor Funds during the third quarter of 2017 year were approximately $0.2 million higher than SHO's portion for the third quarter of 2016. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or continue to increase, we expect that SHO's portion will decline in the fourth quarter of 2017. If SHO's portion of Vendor Funds collected by Sears Holdings were to decline significantly, SHO's results of operations could be adversely affected to a material extent.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016.

	13 Weeks Ended		39 Weeks Ended
Thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NET SALES	$385,959	$487,795	$1,324,177	$1,581,164
COSTS AND EXPENSES
Cost of sales and occupancy	299,271	392,562	1,051,386	1,254,860
Selling and administrative	93,101	109,158	319,190	345,958
Selling and administrative expense as a percentage of net sales	24.1%	22.4%	24.1%	21.9%
Depreciation and amortization	3,002	3,188	9,910	9,738
Gain on the sale of assets	—	—	—	(25,269)
Total costs and expenses	395,374	504,908	1,380,486	1,585,287
Operating loss	(9,415)	(17,113)	(56,309)	(4,123)
Interest expense	(2,149)	(840)	(5,614)	(2,492)
Other income	194	373	744	1,148
Loss before income taxes	(11,370)	(17,580)	(61,179)	(5,467)
Income tax benefit (expense)	437	(75,617)	(634)	(80,658)
NET LOSS	$(10,933)	$(93,197)	$(61,813)	$(86,125)

Gross Margin	$86,688	$95,233	$272,791	$326,304
Margin rate	22.5%	19.5%	20.6%	20.6%

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

Net Loss

We recorded a net loss of $10.9 million for the third quarter of 2017 compared to a net loss of $93.2 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed below in this Item 2.

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
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

The Company has undertaken an initiative on a limited number of occasions to accelerate the closing of under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA. In the third quarter of 2017, we excluded $2.3 million of costs associated with the accelerated closure of under-performing stores.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net loss	$(10,933)	$(93,197)	$(61,813)	$(86,125)
Income tax (benefit) expense	(437)	75,617	634	80,658
Other income	(194)	(373)	(744)	(1,148)
Interest expense	2,149	840	5,614	2,492
Operating loss	(9,415)	(17,113)	(56,309)	(4,123)
Depreciation and amortization	3,002	3,188	9,910	9,738
Gain on the sale of assets	—	—	—	(25,269)
Provision for franchisee note losses, net of recoveries	119	(98)	5,820	(381)
IT transformation investments	7,799	2,512	25,517	8,985
Accelerated closure of under-performing stores	2,276	1,495	12,905	1,495
Adjusted EBITDA	$3,781	$(10,016)	$(2,157)	$(9,555)

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

13-Week Period Ended October 28, 2017 Compared to the 13-Week Period Ended October 29, 2016

Net Sales

Net sales in the third quarter of 2017 decreased $101.8 million, or 20.9%, to $386.0 million from the third quarter of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 9.1% decrease in comparable store sales. Comparable store sales were also negatively impacted by Hurricanes Harvey, Irma, and Maria (the "Hurricanes"), which together resulted during the quarter in lost selling days from temporary closures in 102 stores and negatively impacted comp sales performance by 91 basis points. Comparable store sales were down 9.9% and 7.4% in Hometown and Outlet, respectively. The lawn and garden category outperformed the average comparable store sales and home appliances, tools, and mattresses underperformed the average.

Gross Margin

Gross margin was $86.7 million, or 22.5% of net sales, in the third quarter of 2017 compared to $95.2 million, or 19.5% of net sales, in the third quarter of 2016. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and a $1.6 million improvement in shrink. These improvements were partially offset by higher accelerated store-closing costs ($2.4 million in the third quarter of 2017 compared to $1.5 million in the third quarter of 2016) and an increase in occupancy costs as a percent of sales. The combined impact of occupancy costs, accelerated store closing costs, and shrink on the gross margin rate was a reduction of 540 basis points in the third quarter of 2017 and a reduction of 500 basis points in the third quarter of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $93.1 million, or 24.1% of net sales, in the third quarter of 2017 from $109.2 million, or 22.4% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from stores closed (net of new store openings) since the third quarter of 2016, lower commissions paid to dealers and franchisees on lower sales volume, and lower marketing expense. The reductions were partially offset by higher IT transformation investments and higher payroll and benefits due to a higher Company-operated store count. IT transformation investments were $7.8 million, or 2.0% of sales, in the third quarter of 2017 compared to $2.5 million, or 0.5% of sales, in the third quarter of 2016.

Operating Loss

We recorded operating losses of $9.4 million during the third quarter of 2017 compared to $17.1 million during the third quarter of 2016. The decrease in operating loss was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

Income Taxes

An income tax benefit (expense) of $0.4 million and $(75.6) million was recorded in the third quarters of 2017 and 2016, respectively. The effective tax rate was 3.84% in the third quarter of 2017 and (430.13)% in the third quarter of 2016. In the third quarter of 2016, we recorded a $75.6 million non-cash valuation allowance on our deferred tax assets reducing the balance to zero.

Net Loss

We recorded a net loss of $10.9 million for the third quarter of 2017 compared to a net loss of $93.2 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

39-Week Period Ended October 28, 2017 Compared to the 39-Week Period Ended October 29, 2016

Net Sales

Net sales in the first three quarters of 2017 decreased $257.0 million, or 16.3%, to $1,324.2 million, from the first three quarters of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 7.3% decrease in comparable store sales. Comparable store sales were down 7.5% and 7.0% in Hometown and Outlet, respectively. The home appliances and lawn and garden categories outperformed the average comparable store sales, and the tools and mattresses categories underperformed the average.

Gross Margin

Gross margin was $272.8 million, or 20.6% of net sales, in the first three quarters of 2017 compared to $326.3 million, or 20.6% of net sales, in the first three quarters of 2016. The flat gross margin rate resulted as higher margin on sales and lower shrink was offset by higher accelerated store closing costs ($12.7 million in the first three quarters of 2017 compared to $1.5 million in the first three quarters of 2016) and an increase in occupancy costs as a percent of sales. The combined impact of occupancy costs, accelerated store closing costs, and shrink on the gross margin rate was a reduction of 514 basis points in the first three quarters of 2017 and a reduction of 447 basis points in the first three quarters of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $319.2 million, or 24.1% of net sales, in the first three quarters of 2017 from $346.0 million, or 21.9% of net sales, in the prior-year comparable period. The decrease was primarily due to lower expenses from closed stores (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and lower marketing costs. These decreases were partially offset by higher IT transformation investments, charges of $5.8 million taken in 2017 for provision of uncollectible franchisee notes receivable, and higher payroll and benefits. IT transformation investments were $25.5 million, or 1.9% of net sales, in the first three quarters of 2017 compared to $9.0 million, or 0.6% of net sales, in the first three quarters of 2016.

Gain on Sale of Assets

During the second quarter of 2016 we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Loss

We recorded operating losses of $56.3 million for the first three quarters of 2017 and $4.1 million for the comparable period in 2016, which period included the $25.3 million gain on sale of assets. The increase in operating loss in the first three quarters of 2017 was also due to lower volume partially offset by a decrease in selling and administrative expenses.

Income Taxes

Income tax expense of $0.6 million and $80.7 million was recorded in the first three quarters of 2017 and 2016, respectively. The effective tax rate was (1.04)% in the first three quarters of 2017 and (1,475.36)% in the first three quarters of 2016. In the third quarter of 2016, we recorded a $75.6 million non-cash valuation allowance on our deferred tax assets reducing the balance to zero.

Net Loss

We recorded a net loss of $61.8 million for the first three quarters of 2017 compared to a net loss of $86.1 million for the prior-year comparable period. The decrease in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Business Segment Results

Hometown

Hometown results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NET SALES	$259,954	$339,539	$904,808	$1,102,732
Comparable store sales %	(9.9)%	(3.2)%	(7.5)%	(4.2)%
COSTS AND EXPENSES
Cost of sales and occupancy	202,473	271,254	712,473	868,623
Selling and administrative	64,287	76,436	214,463	240,843
Selling and administrative expense as a percentage of net sales	24.7%	22.5%	23.7%	21.8%
Depreciation and amortization	1,175	1,339	3,920	4,415
Total costs and expenses	267,935	349,029	930,856	1,113,881
Operating loss	$(7,981)	$(9,490)	$(26,048)	$(11,149)

Gross margin dollars	57,481	68,285	192,335	234,109
Margin rate	22.1%	20.1%	21.3%	21.2%

Total Hometown stores			784	956

13-Week Period ended October 28, 2017 Compared to the 13-Week Period Ended October 29, 2016.

Net Sales

Hometown net sales in the third quarter of 2017 decreased $79.6 million, or 23.4%, to $260.0 million from the third quarter of 2016. The decrease was primarily due to the impact of closed stores (net of new stores) and a 9.9% decrease in comparable store sales. The Hurricanes had a negative impact of 96 basis points in our Hometown segment. The lawn and garden category outperformed the average comparable store sales and home appliances, tools, and mattresses underperformed the average.

Gross Margin

Gross margin was $57.5 million, or 22.1% of net sales, in the third quarter of 2017 compared to $68.3 million, or 20.1% of net sales, in the third quarter of 2016. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and a reduction in occupancy costs. These improvements were partially offset by higher accelerated store closing costs ($2.5 million in the third quarter of 2017 compared to $1.5 million in the third quarter of 2016) and higher shrink. The combined impact of occupancy costs, accelerated store closing costs, and shrink on the gross margin rate was a reduction of 288 basis points in the third quarter of 2017 and a reduction of 243 basis points in the third quarter of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $64.3 million, or 24.7% of net sales, in the third quarter of 2017 from $76.4 million, or 22.5% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from store closures (net of new store openings), lower marketing costs, and lower commissions paid to dealers and franchisees on lower sales volume. These decreases were partially offset by higher IT transformation investments, which were $5.2 million, or 2.0% of net sales, in the third quarter of 2017 compared to $1.6 million, or 0.5%, of net sales, in the third quarter of 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Operating Loss

We recorded operating losses of $8.0 million and $9.5 million in the third quarters of 2017 and 2016, respectively. The decrease in operating loss was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

39-Week Period ended October 28, 2017 Compared to the 39-Week Period Ended October 29, 2016.

Net Sales

Hometown net sales in the first three quarters of 2017 decreased $197.9 million, or 17.9%, to $904.8 million from the first three quarters of 2016. The decrease was primarily due to the impact of closed stores (net of new stores) and a 7.5% comparable store sales decrease. The home appliances and lawn and garden categories outperformed the average comparable store sales, and tools and mattresses categories underperformed the average.

Gross Margin

Gross margin was $192.3 million, or 21.3% of net sales, for the first three quarters of 2017, compared to $234.1 million, or 21.2% of net sales, for the first three quarters of 2016. The increase in gross margin rate was primarily driven by lower occupancy costs and higher margin on merchandise sales partially offset by higher accelerated store closing costs ($5.8 million in the first three quarters of 2017 compared to $1.5 million in the first three quarters of 2016). The combined impact of occupancy costs and accelerated store closing costs on the gross margin rate was a reduction of 202 basis points in the first three quarters of 2017 and 189 basis points in the first three quarters of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $214.5 million, or 23.7% of net sales, in the first three quarters of 2017 from $240.8 million, or 21.8% of net sales, in the prior-year comparable period. The decrease primarily resulted from lower expenses due to store closures (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and lower marketing expense. These decreases were partially offset by higher IT transformation investments and higher payroll and benefits due to a higher number of Company-operated stores. IT transformation investments were $17.0 million, or 1.9% of sales, in the first three quarters of 2017 compared to $5.9 million, or 0.5% of sales, in the first three quarters of 2016.

Operating Loss

We recorded operating losses of $26.0 million and $11.1 million in the first three quarters of 2017 and 2016, respectively. The increase in operating loss was primarily due to lower volume partially offset by favorability in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Outlet

Outlet results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
NET SALES	$126,005	$148,256	$419,369	$478,432
Comparable store sales %	(7.4)%	(11.9)%	(7.0)%	(5.3)%
COSTS AND EXPENSES
Cost of sales and occupancy	96,798	121,308	338,913	386,237
Selling and administrative	28,814	32,722	104,727	105,115
Selling and administrative expense as a percentage of net sales	22.9%	22.1%	25.0%	22.0%
Depreciation and amortization	1,827	1,849	5,990	5,323
Gain on the sale of assets	—	—	—	(25,269)
Total costs and expenses	127,439	155,879	449,630	471,406
Operating (loss) income	$(1,434)	$(7,623)	$(30,261)	$7,026

Gross margin dollars	29,207	26,948	80,456	92,195
Margin rate	23.2%	18.2%	19.2%	19.3%

Total Outlet stores			137	159

13-Week Period ended October 28, 2017 Compared to the 13-Week Period Ended October 29, 2016

Net Sales

Outlet net sales in the third quarter of 2017 decreased $22.3 million, or 15.0%, to $126.0 million from the third quarter of 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 7.4% decrease in comparable store sales. The Hurricanes had a negative impact of 81 basis points in our Outlet segment. The lawn and garden, tools, and furniture categories outperformed the average comparable store sales and home appliances, mattresses, and apparel underperformed the average.

Gross Margin

Gross margin was $29.2 million, or 23.2% of net sales, in the third quarter of 2017 compared to $26.9 million, or 18.2% of net sales, in the third quarter of 2016. The increase in gross margin rate was primarily driven by higher margin on merchandise sales, a $2.1 million improvement in shrink, and lower distribution center and repair costs. These improvements were partially offset by an increase in occupancy costs as a percent of sales. The combined impact of occupancy costs and shrink on the gross margin rate was a reduction of 1,050 basis points in the third quarter of 2017 and a reduction of 1,089 basis points in the third quarter of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $28.8 million, or 22.9% of net sales, in the third quarter of 2017 from $32.7 million, or 22.1% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to franchisees on lower volume and lower expenses from stores closed (net of new store openings) since the third quarter of 2016. These decreases were partially offset by higher IT transformation investments and higher payroll and benefits. IT transformation investments were $2.6 million, or 2.1% of net sales, in the third quarter of 2017 compared to $0.9 million, or 0.6% of net sales, in the third quarter of 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Operating Loss

We recorded operating losses of $1.4 million in the third quarter of 2017 and $7.6 million in the third quarter of 2016. The decrease in operating loss was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

39-Week Period ended October 28, 2017 Compared to the 39-Week Period Ended October 29, 2016

Net Sales

Outlet net sales decreased $59.1 million, or 12.3%, to $419.4 million in the first three quarters of 2017 from $478.4 million in the first three quarters of 2016. The decrease was primarily due to a 7.0% comparable store sales decrease and the impact of closed stores (net of new store openings). The furniture, mattress, and lawn and garden categories outperformed the average comparable store sales while home appliances, tools, and apparel underperformed the average.

Gross Margin

Gross margin was $80.5 million, or 19.2% of net sales, in the first three quarters of 2017 compared to $92.2 million, or 19.3% of net sales, in the first three quarters of 2016. The decrease in gross margin rate was primarily driven by $6.9 million of accelerated store closings costs and flat occupancy costs on lower sales were partially offset by higher margins on merchandise sales and lower shrink. The combined impact of accelerated store closing costs, occupancy costs, and shrink reduced the gross margin rate 1,117 basis points in the first three quarters of 2017 compared to a reduction of 988 basis points in the first three quarters of 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $104.7 million, or 25.0% of net sales, in the first three quarters of 2017 from $105.1 million, or 22.0% of net sales, in the prior-year comparable period. The decrease was primarily due to lower commissions paid to franchisees on lower volume, lower expenses from closed stores (net of new store openings), and lower marketing expense. These decreases were partially offset by charges of $5.6 million for the provision of uncollectible franchisee notes receivable in 2017, increased IT transformation investments ($8.5 million in the first three quarters of 2017 compared to $3.1 million in the first three quarters of 2016), and higher payroll and benefits expenses.

Gain on Sale of Assets

During the third quarter of 2016 we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating (Loss) Income

We recorded an operating loss of $30.3 million in the first three quarters of 2017 and operating income of $7.0 million in the first three quarters of 2016. The increase in operating loss is primarily attributable to the gain from the sale of the San Leandro, California property in the prior year as well lower volume partially offset by a decrease in selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Analysis of Financial Condition

Cash and Cash Equivalents

We had cash and cash equivalents of $14.0 million as of October 28, 2017, $14.1 million as of January 28, 2017, and $15.5 million as of October 29, 2016.

For the first three quarters of 2017 we funded ongoing operations with cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities

Cash used in operating activities was $85.6 million as compared to $44.1 million for the 39 weeks ended October 28, 2017 and October 29, 2016, respectively. The decrease in operating cash flow was primarily due to an increase in net loss excluding the non-cash $75.6 million deferred tax asset valuation allowance and the $25.3 million gain on asset sales for the 2016 period. Significant contributers of the $85.6 million use of operating cash in 2017 were the $54.6 million million reduction in payables to Sears Holdings and $25.5 million of IT transformation investments incurred.

Total merchandise inventories were $354.8 million at October 28, 2017, $424.7 million at October 29, 2016, and $373.8 million at January 28, 2017. Merchandise inventories declined $42.8 million and $27.1 million in Hometown and Outlet, respectively, from October 29, 2016. The decrease in Hometown was primarily due to store closures. Outlet's decrease was primarily driven by store closures and lower receipts.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 76%, 81%, and 79% of total purchases of all inventory from all vendors in the third quarter of 2017, second quarter of 2017, and third quarter of 2016, respectively. We expect the percentage of total purchases of inventory acquired from subsidiaries of Sears Holdings to decrease in the future as we increase our direct purchases from other merchandise vendors. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statements Regarding Forward-Looking and Other Information" in this Quarterly Report on Form 10-Q.

Our merchandise-vendor arrangements generally are not long-term (except for our Amended and Restated Merchandising Agreement with Sears Holdings, which terminates on February 1, 2020) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain or improve our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.

Cash Flows from Investing Activities

Cash used in investing activities was $7.0 million for the 39 weeks ended October 28, 2017 compared to cash provided by investing activities of $17.5 million for the 39 weeks ended October 29, 2016. Cash provided by investing activities for the first three quarters of 2016 included an asset sale of $26.1 million, which did not recur during the first three quarters of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Cash Flows from Financing Activities

Cash provided by financing activities was $92.5 million for the 39 weeks ended October 28, 2017 compared to $23.9 million during the 39 weeks ended October 29, 2016. The increase of $68.6 million was primarily due to an increase of $92.4 million in net borrowings under the Senior ABL Facility in 2017 compared to a $23.6 million increase in net borrowings under the Prior Facility in 2016.

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

On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments from specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments from specified lenders (the "Non-Extending Lenders") in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments were not extended by the Non-Extending Lenders in accordance with the Senior ABL Facility and matured on October 11, 2017. Unamortized debt issuance costs related to the Senior ABL Facility of $4.0 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of October 28, 2017 and are being amortized over the remaining term of the Senior ABL Facility.

As of October 28, 2017 we had $119.2 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of October 28, 2017 was $43.6 million, with $7.2 million of letters of credit outstanding under the facility.

In the first quarter of 2017, we resumed our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a 37 or 43-basis-point cash discount the amount of which depends on the number of days we pay invoices before their 10-day due dates. Senior ABL Facility borrowings increased by approximately $19 million as of October 28, 2017 as a result of our accelerated payments. The early–payment discounts we received for our accelerated payments totaled $1.2 million and $3.2 million for the 13 and 39 weeks ended October 28, 2017, respectively. We can, in our sole discretion, revert to ten-day, no-discount payment terms at any time.

The principal terms of the Senior ABL Facility are summarized below.

Prepayments

The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (the rate was approximately 5.00% at October 28, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (the rate was approximately 7.00% at October 28, 2017), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level, the Company is required to comply with a minimum fixed charge coverage ratio. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of October 28, 2017. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. As of October 28, 2017, SHO was in compliance with all covenants under the Senior ABL Facility.

Events of Default

The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Sears Holdings terminates specified “Separation Agreements” (which include specified SHO-Sears Holdings Agreements).

Uses and Sources of Liquidity

As of October 28, 2017, we had cash and cash equivalents of $14.0 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months.

Capital lease obligations as of October 28, 2017 and October 29, 2016 were $0.6 million and $0.8 million, respectively.

Off-Balance Sheet Arrangements

As of October 28, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

Business Process Outsourcing and Information Systems

During 2015 we entered into a Master Services Agreement, as amended, with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new, state-of-art business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “BPO”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings.

Our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of our first fiscal quarter 2018.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

We continue to incur additional corporate expenses in 2017 as a result of the BPO.  Selling and administrative expenses related to the BPO were $25.5 million and $9.0 million in the first three quarters of 2017 and 2016, respectively.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2016 10-K (as noted above our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of our first fiscal quarter 2018).  These risks could have a material adverse effect on our business and results of operations.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended October 28, 2017 and October 29, 2016

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to interest rate risk associated with the Senior ABL Facility, which requires us to pay interest on outstanding borrowings at variable rates. Assuming the Senior ABL Facility were fully drawn in principal amount equal to $170 million, each one percentage point change in interest rates payable with respect to the Senior ABL Facility would result in a $1.7 million change in annual cash interest expense with respect to the Senior ABL Facility.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 39 weeks ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company did not repurchase any shares during the 39 weeks ended October 28, 2017. As of October 28, 2017 we had approximately $12.5 million of remaining authorization under the repurchase program. The Senior ABL Facility limits SHO’s ability to repurchase its common stock and to declare and pay cash dividends. See "Management's Discussion and Analysis-Analysis of Financial Condition-Financing Arrangements" in this Quarterly Report on Form 10-Q.

Item 5. Other Information

On November 29, 2017 the Company entered into a Cash Incentive Agreement with David Buckley, the Company’s Vice President, Marketing and eCommerce. The Cash Incentive Agreement has been approved by the Compensation Committee of the Company’s Board of Directors and is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The following summary of the Cash Incentive Agreement is qualified by, and is subject to, the terms and conditions of Exhibit 10.1, which are incorporated into this Item 5 by reference. The Cash Incentive Agreement provides that if the Company determines in its reasonable discretion that specified actions have been completed with respect to the migration of the Company’s current information technology systems and processes provided by Sears Holdings to the Company’s new business and technology infrastructure and systems by May 5, 2018 (the “Performance Measure”) the Company will pay to Mr. Buckley $40,000 in cash less applicable withholdings (the “Incentive”). If the Company determines in its reasonable discretion that the Performance Measure has not been achieved by May 5, 2018 the Company will have no obligation to pay the Incentive to Mr. Buckley.

The Cash Incentive Agreement also provides that if prior to May 5, 2018 Mr. Buckley voluntarily terminates his employment with the Company other than for Good Reason or the Company terminates his employment for Cause, he will forfeit the Incentive. If the Company pays to Mr. Buckley the Incentive and prior to May 5, 2019 the Company terminates his employment for Cause, he will repay the Incentive to the Company. “Good Reason” means that, without Mr. Buckley’s written consent, his annual base salary in effect on the date of the Cash Incentive Agreement is reduced by ten percent or more or his place of employment is relocated by the Company to a business location that is more than fifty miles from the Company’s offices located at 5500 Trillium Boulevard, Hoffman Estates, Illinois. “Cause” means (i) a material breach by Mr. Buckley (other than a breach resulting from his incapacity due to a disability as reasonably determined by the Company) of his duties and responsibilities, which breach is demonstrably willful and deliberate on his part, is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company, and is not remedied by Mr. Buckley in a reasonable period of time after receipt of written notice from the Company specifying the breach, (ii) the commission by Mr. Buckley of a felony involving moral turpitude, or (iii) Mr. Buckley’s dishonesty or willful misconduct in connection with his employment with the Company.
Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 30, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 9, 2013 (File No. 001-35641)).
10.1(1)	Cash Incentive Agreement dated November 29, 2017 between the registrant and David Buckley.
31.1(1)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(1)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
101(2)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended October 28, 2017 and October 29, 2016; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at October 28, 2017, October 29, 2016, and January 28, 2017; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 28, 2017 and October 29, 2016; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 39 Weeks Ended October 28, 2017 and October 29, 2016; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

(1) Filed herewith.
(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.