Form 10-K
period 2018-02-03
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2018-04-19
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 18, 2018 Sears Hometown and Outlet Stores, Inc. had 22,702,132 shares of common stock, $0.01 par value, outstanding. The aggregate market value (based on the closing price of Sears Hometown and Outlet Stores, Inc.'s common stock quoted on the NASDAQ Stock Market) of Sears Hometown and Outlet Stores, Inc.'s common stock owned by non-affiliates, as of the last business day of Sears Hometown and Outlet Stores, Inc.'s most recently completed second fiscal quarter, was approximately $32,257,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from our definitive 2018 Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 23, 2018, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.

Part I

Item 1. Business

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware at our stores and on our websites. We also offer our customers the opportunity to acquire home appliance, lawn and garden, fitness, bedding, and other categories of merchandise and product protection agreements through our lease-to-own program that we operate by agreement with a third party. As of February 3, 2018, the Company or its independent dealers and franchisees ("our dealers and franchisees") operated a total of 900 stores across all 50 states, Puerto Rico, and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. In this Annual Report on Form 10-K we refer to ourselves as "SHO," "our company," the "Company," "we," "our," or "us." We became a publicly held company immediately following our October 11, 2012 separation (the "Separation") from Sears Holdings Corporation ("Sears Holdings").

We operate through two segments—the Sears Hometown and Hardware segment ("Hometown") and the Sears Outlet segment ("Outlet"). Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the particular store. Our Outlet stores are designed to provide in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture, and lawn and garden equipment at value-oriented prices. See Note 8 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information about our segments.

The majority of our Hometown stores are operated by our dealers and franchisees. SHO provides brand and marketing support and inventory on consignment. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees during the 2013 fiscal year. Since the second quarter of 2015, franchising of additional Hometown and Outlet stores except to existing Company franchisees has been suspended by the Company. We pay our dealers and franchisees commissions based on their net sales of our inventory that we consign to them. We also authorize our dealers and franchisees to sell post-sale services, such as extended-service plans, for which we also pay commissions.

Hometown

As of February 3, 2018, the Company or our dealers and franchisees operated a total of 768 Sears Hometown and Hardware stores located across all 50 states, Puerto Rico, and Bermuda.

Our Hometown segment operates through three distinct formats: Sears Hometown Stores ("Hometown Stores"), Sears Hardware Stores ("Hardware Stores"), and Sears Home Appliance Showrooms ("Home Appliance Showrooms"). Each format has its owns website.

•
Hometown Stores. Our Hometown Stores and website offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears-branded products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve trade areas that may not support a full-service big-box retailer. As of February 3, 2018, there were 713 Hometown Stores in all 50 states, Puerto Rico and Bermuda. Hometown Stores also sell products and services through our website www.searshometownstores.com. When a dealer exits a location, the Company may take over the operation of a store, generally on an interim basis, until the location can be transferred to another dealer. At any given time the Company is generally operating a number of stores that are in transition from one dealer to another dealer. Transition stores are not included in our count of Company-operated locations due to the expected short-term nature of transition operation. Dealers operated 706, and we operated seven, Hometown stores.

•
Hardware Stores. Our Hardware Stores and website offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products including products typically found in local hardware stores, such as fasteners, electrical supplies, and plumbing supplies. Our Hardware stores average approximately 24,000 square feet in size, are primarily located in suburban trade areas and are positioned as local stores designed to appeal to convenience-oriented customers These stores carry Craftsman brand tools and lawn and garden equipment, and a wide assortment of other national brands and other home improvement products. As of February 3, 2018, there were 19 Hardware Stores in 10 states, all of which carry a selection of Kenmore and other national brands of home appliances. Hardware Stores also sell products and services through our website www.searshardwarestores.com. Franchisees operated nine, and we operated ten, of these stores.

•
Home Appliance Showrooms. Our Home Appliance Showrooms and website offer home appliances and related services in stores primarily located in strip malls and lifestyle centers in metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance-showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of February 3, 2018, there were 36 Home Appliance Showrooms in 12 states. Home Appliance Showrooms also sell products and services through our website www.searshomeapplianceshowroom.com. Franchisees operated 23 of these stores, and we operated 13 stores.

In 2017 revenue from our Hometown segment was $1,177.2 million.

Outlet

Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, sporting goods, lawn and garden equipment, tools, and other household goods, including furniture, at prices that are significantly lower than list prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2017 Outlet’s most significant merchandise category was home appliances, which made up 82.2% of our Outlet sales revenue. Outlet-value products are generally covered by a warranty. Outlet Stores also offer a full suite of extended-service plans and services. As of February 3, 2018, Outlet operated 132 locations in 33 states and Puerto Rico, of which all offer a wide range of outlet-value products. Outlet also sells products and services through our website www.searsoutlet.com. As of February 3, 2018, we operated 118 Outlet Stores and franchisees operated 14 Outlet Stores.

In 2017 revenue from our Outlet segment was $542.7 million.

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

The key national competitors of the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms are The Home Depot and Lowe’s, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. Sears Holdings' stores offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. We believe that, historically, the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms generally did not compete significantly with Sears Holdings' stores. As our stores have expanded their merchandise offerings, the level of competition between the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms and Sears Holdings' stores has increased. In addition to being the principal merchandise vendor for the Hometown business, Sears Holdings also continues to provide some e-commerce services and support to SHO, and Sears Holdings' online sales compete with our business.

We believe that the results of operations for our businesses in fiscal 2017 were, and will continue to be, adversely affected by the continuing growth at other retailers of online sales of merchandise in our important product categories, especially home appliances. Our rights to engage in our own online initiatives that would leverage www.sears.com, and our rights to engage on our own terms and conditions in our own online initiatives that would be independent of www.sears.com, were constrained significantly by our agreements with Sears Holdings until those agreements were amended in May 2016, which amendments granted us contractual rights to transactional Hometown websites, subject to various conditions. Our Hometown websites launched in November 2016. The constraints prevented us from conducting and growing our online business during a period of significant growth in that channel.

As a consequence, we believe that the constraints which delayed the launch of our websites adversely impacted our ability to conduct and grow our online business during 2017 and our results of operations during 2017.

We believe that the key differentiating factors among competitors operating in this industry include price, product assortment and quality, service and convenience, brand recognition, existence of loyalty programs, online and multichannel capabilities and availability of retail-related services such as access to lease-to-own and credit-card programs and product delivery, installation, assembly and repair.

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

The Outlet Stores' key national competitors with respect to new, in-box appliances are The Home Depot and Lowe’s. With respect to as-is appliances, which represent 61% of the Outlet segment's 2017 sales, there are no national competitors. In addition, as we continue to expand our product lines into categories such as mattresses and furniture, we expect to face additional competition from other discount retailers that focus on those product categories. While Sears Holdings' stores provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are primarily value-price sellers of distressed, refurbished, and marked-out-of-stock merchandise, which merchandise Sears Holdings' stores generally do not sell in what we believe are significant volumes to consumers. Consequently, we believe that, historically, the Outlet Stores have not competed significantly with Sears Holdings' stores. As our Outlet business expands its merchandise offerings (for example, our recent increased emphasis on mattresses and furniture), the level of competition between the Outlet Stores and Sears Holdings' stores may increase.

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
We offer our customers a broad selection of products, including well-known consumer brand names such as Kenmore, Whirlpool®, Samsung, and Craftsman, and we strive to offer high in-stock levels. Our Hometown stores are the only national retail chain that carries the top 10 brands for home appliances. This ability to offer a wide variety of well-known, consumer brand-name merchandise enables us to remain competitive in our trade areas and to continue to attract customers.

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

Our Hardware Stores are located in neighborhood centers in suburban areas where customers can fulfill their hardware, lawn and garden and home appliance needs. These stores compete against larger warehouse home centers and smaller local hardware stores by offering a broad assortment of products, convenient outlets, and personalized customer assistance.

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

Our Outlet Stores differentiate themselves from their competitors by providing a wide range of outlet-value brand-name products, including Kenmore, Whirlpool, GE, LG, Maytag, and Samsung products, at prices that are significantly lower than list prices.

In addition, SHO has stores located in all 50 states as well as Puerto Rico and Bermuda, with over 98% of sales in the United States. The ability to generate revenues with a wide variety of products across a diversified mix of regions and trade areas positions us to be able to take advantage of opportunities as they arise.

The fact that our Hometown Stores are primarily operated by dealers allows us to leverage their knowledge, experience, motivation, and capital.
Our Hometown Stores are primarily owned and operated by individual dealers. Under both our dealer model and our franchise model, SHO provides inventory (on a consignment basis), branding, and marketing to the stores and the dealer or franchisee is responsible for start-up costs, lease payments, and other operating costs including payroll. Our dealer and franchise models allow us to leverage the entrepreneurial spirit of our dealers and franchisees and their local trade-area knowledge to better serve their customers. In addition, these models free up capital and enable us to focus on strategic planning, marketing, and pricing strategies. We regularly evaluate the performance of franchised and dealer stores and require compliance with established customer service and other operational guidelines.

Our Outlet Stores are the leading liquidation channel of value-priced home appliances.
As the nation’s largest chain retailer of outlet-value home appliances, our Outlet business has become increasingly relevant to major appliance vendors as a liquidation channel for outlet-value appliances. We do not believe that we have any national competitors for outlet-value appliances.

Our Strategy

We plan to continue to enhance our competitive position, grow our business, and increase our net sales and profitability by implementing the following strategies:

Expand Product Assortment and Optimize Service Offerings.
We strive to provide our customers with complete solutions for their home appliance, lawn and garden, hardware, and other related home needs. We regularly evaluate other merchandise categories and types of services to enhance our product and service offerings and to create cross-selling opportunities for adjacent products and services. For example, our initiatives to increase product offerings include expanding furniture in our Outlet Stores and adding mattresses in our Home Appliance Showrooms.

Promote Customer Growth through Enhanced Marketing, Improved Customer Experience, and Integrated Multi-Channel Capabilities.
We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We launched e-commerce capabilities for our Hometown segment and we continue to seek to enhance our e-commerce operations and our online product selection to improve our customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. On Company-operated websites we offer our customers the option to purchase items online and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. In addition, Sears.com offers customers the option to purchase items online and pick them up in our local stores. These capabilities allow us to better serve customers across various channels and improve sales. See, however, "We rely on Sears Holdings for services related to our online business and the processing of online orders" in Item 1A. Risk Factors of this Annual Report on Form 10-K.

We also plan to drive customer growth by refining our marketing initiatives. We believe that we can grow our customer base through advertising in a number of different media, particularly through various forms of digital marketing, including search, social media ads and email marketing. We launched a fully integrated print, digital and television marketing campaign in March 2018 to highlight the unique market position of the Hometown Stores and our strengths in the home appliances category. This includes the Company’s first ever national television commercials.

We believe that quality customer service contributes to increased store visits and purchases by our customers. We are focused on building long-term relationships with customers and members by improving their in-store and post-sale experiences. We conduct quality control checks of our store managers and sales associates and our dealers and franchisees to improve the quality of customer interaction and product knowledge in the stores we operate and the stores operated by our dealers and franchisees. We continue to improve and augment our post-sale engagement with customers through access to delivery, assembly, and installation services as well as extended-service plans.

Diversify Our Supply Chain. We intend to continue our efforts to diversify our network of merchandise suppliers and service providers. Such diversification, particularly with respect to merchandise suppliers, is intended to reduce our reliance on Sears Holdings for our inventory. In 2017, we leveraged new systems functionality, enabled by our investments in the IT systems transformation initiative, to enhance our merchandise sourcing and inventory management capabilities. We have established direct purchasing relationships with several of our key strategic product manufacturers which hold significant market share in the product categories we compete in across the industry. SHO's purchases of inventory from Sears Holdings declined to 78% of total purchases in 2017 compared to 80% in 2016. We expect the percentage of total purchases of inventory acquired from subsidiaries of Sears Holdings to decrease in the future as we increase our direct purchases from other merchandise vendors.

Provide Industry-Leading Financing Options. We intend to continue to provide our customers many convenient methods of financing their purchases including extended credit-card offers and lease-to-own alternatives. We believe that our store operating practices and our relationships with the issuer of the Sears credit card and our lease-to-own provider allow us to offer attractive financing choices for our customers that we believe will lead to higher customer loyalty and profitability for the Company. Year-over-year leasing comparable store sales increased 105% in fiscal 2017. Our leasing share of the total business more than doubled versus the prior year, growing to 6.2% share in the 2017. Additionally, third-party commissions received on leasing sales became a more meaningful contributor to our margin improvement.

Grow Commercial Sales. We are seeking to continue to grow our revenue with business customers who can benefit from our extensive merchandise offerings, broad store network, and delivery and service capabilities. Businesses such as builders, landlords, and apartment operators represent an attractive incremental customer base in the communities where we operate. In 2017, commercial sales grew 23%. Gross margin rate, net of commissions paid, improved as a result of a more disciplined commercial pricing process. Dealer and franchisee adoption of the program also continued to grow, with 52% of stores participating in 2017 versus 42% in 2016.

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

Improve Operating Performance. We plan to focus on various initiatives intended to improve our gross margins and our inventory management. Our inventory-procurement operations are focused on developing customized merchandise assortments based on store demographics, sales history, customer preferences and margin by product division. Our inventory management focuses on rightsizing total inventory investment to each store's turnover as well as seeking to keep the products with higher customer demand in stock. In addition, we intend to focus on controlling costs across our business lines, particularly selling and administrative expenses.

Store Activity. We will continue to take proactive steps to make the best use of capital and reduce costs by closing stores that we determine are not sufficiently profitable. We will also continue to selectively identify trade-area opportunities for new stores over the long term based on market potential, including  trade areas where Sears Holdings has closed a full-line department store.

Our Products and Suppliers

Our focus on the preferences of our customers drives our merchandise selection. Our goal is to offer our customers a selection of brands and products within each of our product categories. Our largest revenue-generating category in 2017 was home appliances, representing approximately 73% of net sales.

We are party to an Amended and Restated Merchandising Agreement (as amended, the "Merchandising Agreement") with Sears Holdings, Kmart Corporation, ("Kmart") and Sears, Roebuck and Co. ("SRC") (Kmart and SRC are wholly owned subsidiaries of Sears Holdings) pursuant to which Kmart and SRC (1) sell to us, with respect to certain specified product categories, Sears-branded products (including products branded with the KCD Marks ("KCD Products")) and vendor-branded products obtained from Kmart’s and SRC’s vendors and suppliers and (2) grant us licenses to use the trademarks owned by Kmart, SRC or other subsidiaries of Sears Holdings, including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire February 1, 2020 with our right to exercise one three-year extension with respect to KCD Products subject to specified Sears Holdings termination rights and other conditions in the Merchandising Agreement. We expect that our Hometown business will continue to rely on Sears Holdings for a significant majority of its inventory in 2018.

For the year ended February 3, 2018, products that we acquired through Sears Holdings accounted for approximately 78% of SHO's merchandise purchases. Although most merchandise purchases are sourced through Sears Holdings, this percentage decreased from 80% in 2016. We expect this percentage to continue to decline as we fully operationalize more direct purchasing agreements. For example, fourth quarter 2017 purchases from Sears Holdings accounted for 74% of total purchases compared to 84% in the fourth quarter of 2016 and 76% in the third quarter of 2017. During the second half of 2017 and in early 2018, we entered into direct purchasing agreements with Whirlpool Corp., Husqvarna, LG Electronics USA Inc., GE Appliances, Samsung Electronics America Inc., and Stanley, Black and Decker. We did not purchase merchandise under several of these agreements until 2018. Our Outlet business primarily relies on suppliers other than Sears Holdings for a significant portion of its inventory. For the year ended February 3, 2018, products that we acquired through Sears Holdings accounted for approximately 31% of total Outlet purchases.

As described in greater detail in Item 1A. Risk Factors of this Annual Report 1A, we have entered into agreements with Sears Holdings, as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas.

Our Dealer and Franchise Models

Dealer Model

As of February 3, 2018, 707 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and occupancy costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, extended-service plans, and other services. SHO also provides support to dealers for recruiting and training dealer staff, marketing, and other support services.

The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). If a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store until a new dealer is recruited to operate the store.

Franchise Model
As of February 3, 2018, 23 of our Home Appliance Showrooms, 9 of our Hardware Stores, and 11 of our Outlet Stores were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. SHO also provides brand and marketing services to the franchisee. In certain cases, SHO remains responsible for lease costs in the case of a default by the franchisees until the expiration of the leases, at which time our franchisees may be required to negotiate new leases to which SHO will not be a party.

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

Since the second quarter of 2015, franchising of additional Hometown and Outlet stores except to existing Company franchisees has been suspended by the Company.

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

We are party to a Services Agreement pursuant to which Sears Holdings Management Corporation, a wholly owned subsidiary of Sears Holdings ("SHMC") provides us with a number of services, including logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), product repair, ecommerce, and payment clearing and other financial services (as amended, the "Services Agreement"). The term of the Services Agreement will expire on February 1, 2020, subject to specified termination rights. We pay fees and rates for the services received in accordance with the Services Agreement. In addition, we are responsible for the payment of all taxes payable in connection with the Services provided under the Services Agreement, including sales, use, excise, value-added, business, service, goods and service, consumption, withholding and other similar taxes or duties. See "Certain Relationships and Transactions" in the definitive 2018 Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 23, 2018, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K (the "2018 Proxy Statement), for a general description of the Services Agreement.

Geographic Information

The vast majority of our revenues are generated within the United States. During 2017, 2016, and 2015, 1.7%, 1.6% and 1.5%, of our revenues, respectively, were generated in Puerto Rico. The vast majority of our long-lived assets are located within the United States.

Employees

As of February 3, 2018, we had 2,962 employees, of which 51% were full-time employees and less than 1% were represented by a union. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. We offer a broad range of company-paid benefits to our employees. These company-paid benefits include a 401(k) savings plan, medical and dental plans, disability insurance, paid vacation, various employee assistance programs, life insurance, and merchandise discounts.

Intellectual Property

We are party to several Store License Agreements with SRC pursuant to which SRC has granted us, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the "Sears Outlet Store," "Sears Authorized Hometown Store," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware Store," and "Sears Appliance & Hardware," store names (together, the "store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). We are also party to a Trademark License Agreement with SRC pursuant to which SRC has granted us, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the "Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Certain Relationships and Transactions" in the 2018 Proxy Statement.

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

In connection with the Separation, we entered into various agreements with Sears Holdings which, among other things, (1) govern certain aspects of our relationship with Sears Holdings following the Separation, (2) establish terms under which subsidiaries of Sears Holdings will provide us with services following the Separation, and (3) establish terms pursuant to which subsidiaries of Sears Holdings will obtain merchandise for us. The terms and conditions of these agreements (as amended, the "SHO-Sears Holdings Agreements") were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation (except for amendments that were approved by the Audit Committee of SHO's Board of Directors after the Separation).  Accordingly, the terms and conditions of the SHO-Sears Holdings Agreements may be more or less favorable than those we could have negotiated with unaffiliated third parties. See also "Certain Relationships and Transactions" in the 2018 Proxy Statement.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K (including without limitation "Cautionary Statements Regarding Forward-Looking and Other Information" in this Part I), in evaluating SHO and our common stock. Each of the following risk factors could materially and adversely affect, among other things, our business, results of operations, financial condition, stock price, and prospects.

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

As a result of our dependence on Sears Holdings, we are exposed to the risk that Sears Holdings will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Sears Holdings is subject to various risks and uncertainties, which could adversely and materially affect our business, results of operations, financial condition, liquidity, and cash flows. Such risks include (1) risks related to the retail industry, (2) risks related to worldwide economic conditions, (3) risks associated with Sears Holdings' computer systems and infrastructure, (4) risks related to Sears Holdings' ability to access capital markets and other financing sources, (5) risks associated with what appears to us to be Sears Holdings' increasing inability to obtain merchandise on commercially reasonable terms for its businesses and for resale to us, and (6) risks related to what appears to us to be Sears Holdings' declining financial condition and results of operations.

SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). If SHO's portion of Vendor Funds were to decline, SHO's results of operations and cash flows could be adversely affected to a material extent.

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

We believe it is necessary for Sears Holdings to continue to provide products and services to us in accordance with the SHO-Sears Holdings Agreements to facilitate the continued successful operation of our business. Sears Holdings has no obligation to provide assistance to us other than to provide the products and services required to be provided pursuant to the SHO-Sears Holdings Agreements. Although Sears Holdings is generally obligated to provide us with these products and services until February 1, 2020, these products and services may not be provided at the same level, at the same prices, and, with respect to products, the same amounts of Vendor Funds during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Sears Holdings for some products and services for the entire duration of the SHO-Sears Holdings Agreements. In addition, to the extent that our growth depends on expanding the number of stores we operate, we may need to rely on Sears Holdings to supply the same products and services in new regions, trade areas, and store formats. When Sears Holdings is no longer obligated to provide these products and services to us, we may not be able to replace some of these products and services on terms and conditions, including costs, as favorable as those we have with Sears Holdings. See "Certain Relationships and Transactions" in the 2018 Proxy Statement.

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

Our Hometown and Outlet businesses rely on Sears Holdings (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended February 3, 2018, products which we acquired through Sears Holdings accounted for approximately 78% of our merchandise purchases. Hometown merchandise purchases are sourced predominantly through Sears Holdings.

If we are unable to obtain adequate amounts and assortments of merchandise from Sears Holdings, we may be unable on short notice to find alternative sources of supply on terms and conditions that we believe are commercially reasonable, or at all. In addition, the third-party vendors from whom Sears Holdings currently obtains merchandise for us may not be willing to continue to sell merchandise to Sears Holdings on terms and conditions that it believes are commercially reasonable. During the fourth quarter of 2017 we experienced a growing inability to obtain from Sears Holdings sufficient quantities of Craftsman tools in product categories important to us, many of which categories we cannot quickly source from other vendors.

In addition, our Outlet business also relies on merchandise vendors other than Sears Holdings ("Other Vendors") for a significant portion of Outlet inventory. For the year ended February 3, 2018, purchases from Other Vendors accounted for approximately 69% of total Outlet purchases. We intend to increase the portion of our Outlet business's inventory that we purchase from Other Vendors if we believe that action will improve our customer service or profitability. Our agreements with Other Vendors generally do not guarantee the availability of specified amounts of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If the Other Vendors decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these, and we are required to find one or more additional Other Vendors, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. This could lead to higher prices, decreased inventory, our inability to maintain an appropriate assortment of merchandise in our stores and could cause us to accelerate store closings, all of which could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships, or build new relationships, with Other Vendors we may not be able to maintain an appropriate assortment of merchandise, and customers may not purchase from our stores.

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

We have entered into a Master Services Agreement with a vendor (the "systems-migration vendor") in which it agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new business and technology infrastructure and systems provided by a second vendor (collectively, the “BPO”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system operation following implementation of the migration, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings. The new infrastructure and systems should enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services that we will provide ourselves using the new system, other third-party providers, and, on a limited-basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.   Selling and administrative expenses related to the BPO were $34.4 million for fiscal 2017. We expect a decline in BPO-related corporate expenses in fiscal 2018.

Implementation of the BPO involves significant risks for us. The risks include, among other things, the following: conversion and migration of data; availability and customization of solutions that meet our needs and the needs of our dealers and franchisees (especially with respect to our point-of-sale system); availability of Company personnel and other resources to manage and implement the project; expansion of migration, implementation, and conversion scope, cost, and timing; current and future disagreements with the systems-migration vendor regarding its and our contractual rights and obligations (in particular with respect to the growing costs of the migration and increasing implementation delays) and the contractual rights and obligations of the systems-migration vendor's contractors regarding, among other things, the suitability of the migration solutions proposed by the systems-migration vendor and its ability and willingness to complete the BPO in accordance with our plans and expectations and on the timetable and at the cost to the Company that we believe we have negotiated with the systems-migration vendor as reflected in the Master Services Agreement. Key BPO conversion and migration milestones have not been, or will not be, met by the systems-migration vendor in accordance with agreed-upon deadlines. The Company believes that the systems-migration vendor is responsible, in all significant respects, for the delays. Other risks include the amount, quality, and timing of cooperation that we receive from Sears Holdings and other contracted service providers with respect to the BPO and disruption of our day-to-day business activities. The risks described above in this paragraph and other risks with respect to the BPO could have a material adverse effect on our business and results of operations.

If our relationships with our vendors, including Sears Holdings, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.

We obtain our merchandise from Sears Holdings and Other Vendors. For the year ended February 3, 2018, products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 78% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

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

We license from Sears Holdings the use of the "Sears" trademark, the KCD Marks, and the "Sears Hometown Store," "Sears Authorized Hometown Store," "Sears Hardware Store," "Sears Home Appliance Showroom," "Sears Appliance & Hardware," and "Sears Outlet" store names (collectively, the "store names") and domain names for websites we operate (the "domain names"). Pursuant to the Merchandising Agreement, our licenses to use the KCD Marks will expire February 1, 2020 or, if renewed for the renewal term, February 1, 2023. Pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names, and the domain names (except as provided in the next sentence) will expire in 2029, subject to specified termination rights. In accordance with the Services Agreement our license from Sears Holdings to use the domain name "searsoutlet.com" on a web platform not operated by Sears Holdings will expire on February 1, 2020. For additional information regarding our license rights see "Certain Relationships and Transactions" in the 2018 Proxy Statement.

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

In addition, a number of our agreements with subsidiaries of Sears Holdings contain cross-termination provisions such that, if a breach of or default under one of the agreements by one party were to result in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Sears Holdings were to be terminated earlier than currently anticipated, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Certain Relationships and Transactions" in the 2018 Proxy Statement. The Company's Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent (the "Senior ABL Facility"), and the Company's Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC as lender (the “Term Loan Agreement”) each provides that an "Event of Default" would occur with specified consequences if SHC or its subsidiaries terminated each of the Merchandising Agreement, the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Tax Sharing Agreement

between the Company and Sears Holdings (the "Tax Sharing Agreement"), and the Employee Transition and Administrative Services Agreement between the Company and SHMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Senior ABL Facility" and "Term Loan Credit Agreement" in this Annual Report on Form 10-K.

The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.

KCD Products accounted for approximately 54% of our consolidated revenue during fiscal year 2017. Sears Holdings has agreed to supply several other retailers, including several of our competitors, with a number of Craftsman and DieHard-branded products that previously were only sold through affiliates of Sears Holdings. If Sears Holdings continues to supply other retailers, including our competitors, with Craftsman- and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.

During 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands. During 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings' Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights. The Stanley Purchase provides Stanley Black & Decker, Inc. with the rights to develop, manufacture, and sell Craftsman-branded products in non-Sears Holdings and non-Company retail, industrial, and online sales channels across the U.S. and in other countries. As part of the agreement, Sears Holdings will continue to offer specified Craftsman-branded products, sourced from existing suppliers, through its current retail channels, including the Company, via a perpetual license from Stanley Black & Decker, Inc. As part of the Stanley Purchase Stanley Black & Decker, Inc. agrees that Sears Holdings' license right to sell specified Craftsman-branded products to the Company is exclusive. The Company believes that the Stanley Purchase will enable Stanley Black & Decker, Inc. to significantly increase Craftsman sales through the Company's competitors, such as The Home Depot and Lowe’s. In connection with the Stanley Purchase, Sears Holdings has waived its right in the Merchandising Agreement to terminate, solely as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand. For additional information see the Company's Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on March 9, 2017 regarding the Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among the Company, Sears Holdings, and Stanley Black & Decker. Inc. On July 20, 2017 Sears Holdings announced the launch of Kenmore products on Amazon.com and that Sears Holdings planned to make the full line of Kenmore home appliances available on Amazon.com.

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

In connection with the Company’s operation of its websites, the Company has agreed in the Services Agreement to pay to Sears Holdings a fixed commission on web to home sales transacted on the Company's websites. The Company has also agreed in the Services Agreement to pay a higher fixed fee to Sears Holdings on these customer sales outside of specified territories when the customers find the Company's offers through the Company's eCommerce marketing, subject to exceptions.

As a publicly traded company separate from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we enjoyed pre-Separation.

Prior to the Separation, we were able to take advantage of Sears Holdings’ size and purchasing power in procuring services, including advertising, shipping and receiving, logistics, store maintenance contracts, employee benefit support, insurance, credit and debit card interchange fees and other services. Following the Separation, we have been a smaller company than Sears Holdings. We do not yet have direct access to all of these services from other vendors on terms that are comparable to the terms of services that were available to us as part of Sears Holdings prior to the Separation. Although Sears Holdings continues to reduce the number of stores that it operates and although its financial condition is not strong, our contractual relationships with Sears Holdings continue to make available to us at least some of these services on favorable terms. As a result we plan to continue to leverage our ongoing relationship with Sears Holdings to seek to obtain the benefits of its purchasing power (which is subject to the risk that Sears Holdings may be unable to continue to purchase for us the merchandise and services we seek on commercially reasonable terms, which risk we believe is growing). This will enable us to continue to purchase Craftsman and Kenmore merchandise, and to enable us to continue to purchase other available merchandise on terms that are financially beneficial to us. At the same time we are expanding our direct purchasing relationships with many of our most important vendors. Despite these actions, we may be unable to obtain goods, technology, and services at prices and on terms as favorable as those available to us prior to the Separation, which could increase our costs and reduce our profitability.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Sears Holdings.

The agreements related to the Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Merchandising Agreement, and the Retail Establishment Agreement (other than the post-Separation amendments to these agreements, which have been approved by the Audit Committee of the Company's Board of Directors), were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the principal actions needed to be taken in connection with the Separation, indemnification, and other obligations among Sears Holdings and us, and the nature of the commercial arrangements between us and Sears Holdings following the Separation. For additional information see "Certain Relationships and Transactions" in the 2018 Proxy Statement.

We may not be able to continue to resolve successfully future contractual disputes and other conflicts with Sears Holdings.

Several of our agreements with Sears Holdings, such as the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the Separation (other than the post-Separation amendments to these agreements, which have been approved by the Audit Committee of the Company's Board of Directors). We may be unable to obtain expeditious and economical resolution of future disputes that could arise with respect to the following matters, among others, which also could materially and adversely affect our ability to conduct our business: business opportunities that may be attractive to both Sears Holdings and us; the nature, quality and pricing of services Sears Holdings has agreed to provide to us; tax, real estate (including sublease obligations) and other matters arising from the Separation; defense and indemnification arising from losses caused by Sears Holdings; major business combinations involving us; employee retention and recruiting; SHO's intellectual property rights; the extent of SHO's rights to conduct multi-channel retailing; and competition between our stores and websites and Sears Holdings’ stores and websites.

If Sears Holdings seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected.

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

We depend on Sears Holdings to provide us with key products and services in the operation of our business. For example, during fiscal year 2017 , merchandise acquired from subsidiaries of Sears Holdings, including Kenmore, Craftsman, DieHard and other products, accounted for approximately 78% of total purchases of all inventory from all vendors. If Sears Holdings seeks the protection of the U.S. bankruptcy laws, a court could, among other things, permit or require Sears Holdings to reject or otherwise terminate one or more of its existing agreements with us, including without limitation the Merchandising Agreement, the Services Agreement, the Store License Agreements, and store leases and subleases (many of which are subleased to our dealers and franchisees). Sears Holdings could also choose, or be required, to sell assets, such as its rights to the Kenmore and Diehard marks and its remaining rights to the Craftsman mark and its rights to the trademarks and service names under which we operate our stores that are used by us in the operation of our business, to satisfy Sears Holdings' obligations to its creditors. If Sears Holdings' contractual obligations to us are terminated or assigned to others or if Sears Holdings sells to third parties rights to assets that we use in the course of our business, we could be materially and adversely affected. A termination of our agreements with Sears Holdings could require us to, among other things, find different service and product providers, possibly on short notice. Even if we are able to find replacement products and services, these products and services may not be of the same type or quality as those which are currently provided by Sears Holdings. If we are forced to enter into new contracts for replacement products and services, the new contracts may have terms and conditions that are less favorable to us than those to which we are currently bound. Different products and services, especially if lower in quality and value, and potential increased costs from less favorable contract terms could materially and adversely affect our ability to do business and our financial performance.

If Sears Holdings seeks the protection of the U.S. bankruptcy laws, the consequences to the Company with respect to its rights under the Senior ABL Facility could be materially adverse. For example, (1) the lenders under the Senior ABL Facility could become uncomfortable lending to the Company due to its close contractual relationships with Sears Holdings, (2) the Senior ABL Facility provides for significant lender discretion, such as the ability to reduce loan advance-rates, which could reduce the amounts that the Company could borrow, (3) the lenders could assert that they have no obligation to extend to the Company additional loans on the basis that the Company has suffered a “Material Adverse Effect,” and (4) Sears Holdings’s rejection or termination of all of the agreements between the Company and Sears Holdings specified in the Senior ABL Facility would be an “Event of Default” under the Senior ABL Facility that would permit the lenders to accelerate and immediately call due all of the Company's outstanding loans. The consequences to the Company with respect to its rights under the Term Loan Agreement also could be materially adverse. For example, (1) the Term Loan Agreement provides for significant lender discretion, such as the ability to increase reserves with respect to the Term Loan Agreement's borrowing base, which could require the establishment and maintenance of a reserve under, and thereby reduce the amounts that the Company could borrow under, the Senior ABL Facility and could cause the Company's breach of a covenant under the Senior ABL Facility that limits indebtedness, (2) Sears Holdings’s rejection or termination of all of the agreements between the Company and Sears Holdings specified in the Term Loan Agreement would be an “Event of Default” under the Term Loan Agreement that would permit the lender to accelerate and immediately call due the Company's outstanding loan under the Term Loan Agreement.

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
Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including the following:

•	Expansion into the suburban and rural trade areas in which many of our stores operate;

•	Lower pricing, particularly with respect to new, in-box appliances (which, among other things, makes the pricing of our Outlet merchandise less compelling);

•	Expanding the offering of free delivery and installation of merchandise and other consumer benefits;

•	Expanding online sales;

•	Extension of credit to customers on terms more favorable than we offer; and

•	Larger store size, which may result in greater operational efficiencies, or innovative store formats, and use of disruptive technology.

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

As of February 3, 2018, the significant majority of the stores in our Hometown business were operated by our dealers and franchisees that sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases, and general economic conditions. Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable or unwilling to operate their stores profitably, this could have a material adverse effect on our business and results of operations including the necessity that we record additional accelerated store-closing costs and additional non-cash provisions for losses on franchisee receivables. During our 2017 fiscal year we entered into franchise termination agreements with, or otherwise terminated, franchises in 32 locations.

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

Our business is sensitive to customers' spending patterns, which in turn are subject to prevailing and perceived longer-term economic conditions. Our sales and results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of other factors affect our sales and financial performance, including the following:

•	Actions by our competitors, including opening of new stores in our existing trade areas or changes to the way these competitors conduct business online;

•	Increases to the level of discount on promotional pricing of new-in-box appliances in the industry, which could continue to adversely impact our sales of out-of-box appliances and associated margin;

•	The extent to which we are able to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate;

•	The availability on commercially reasonable terms of the various types of inventory that we need to sell for the profitable operation of our stores;

•	Changes in our merchandise strategy and mix;

•	Real estate and maintenance costs for our existing stores;

•	Changes in population and other demographics;

•	Timing and effectiveness of our promotional events;

•	Weather conditions, including level of rainfall, particularly drought, level of snowfall, average temperature, major storms, and delays in, or advances to, the start of seasonal changes;

•	The availability of locations for new stores that can be operated profitability by the Company and by our dealers and franchisees; and

•	The growth of online shopping in which we may not be able to fully participate

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

According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") owns 58.8% of our outstanding shares of common stock. Accordingly, ESL could have substantial influence over many, if not all, actions to be taken or approved by our stockholders, and will have a significant voice in the election of directors and any transactions involving a change of control, among other matters affecting the Company.

The interests of ESL, which has investments in other companies (including, according to publicly available information, ownership of more than 50% of the outstanding common stock of Sears Holdings) may from time to time differ from, or be opposed to, the interests of our other stockholders.

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

In the ordinary course of our business, we collect, process, and store a large amount of customer, associate, and Company information, including financial information and sensitive personal information. Until we complete the implementation of the BPO we will continue to rely heavily on Sears Holdings’ computer and communications hardware and software systems (such as the point-of-sale system used by the Company and our dealers and franchisees) and related security systems (collectively the "Sears Holdings Systems") to collect, process, and store this information. Sears Holdings Systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by Sears Holdings' associates, our associates, and the associates of our dealers and franchisees. The Sears Holdings Systems may be compromised as a result of criminal activity, negligence, or otherwise. Threats may result from human error, fraud, or malice on the part of Sears Holdings' associates, our associates, and the associates of our dealers, franchisees, and other third parties, or may result from accidental technological failure. Any significant compromise or breach of the Sears Holdings Systems could significantly damage our reputation and result in additional costs, lost sales, fines, government investigations, and lawsuits against, or otherwise adversely affecting, SHO. The regulatory environment related to information security and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Additionally, several recent, highly publicized data-security breaches and cyber attacks at other large, nationwide retail companies have heightened consumer awareness of this issue and may embolden individuals or groups to target SHO and the Sears Holdings Systems. There is no guarantee that our reliance on the Sears Holdings Systems and related security measures provided by Sears Holdings will protect information against unauthorized access or that the Sears Holdings Systems and related security measures are adequate to safeguard against data-security breaches. On April 4, 2018 Sears Holdings announced a data breach incident leading to unauthorized access to customer payment information in September 2017. Sears Holdings also indicated that the breach was found and resolved in October 2017 with no impact to customers or internal systems. If the Sears Holdings Systems experience a significant data-security breach or if Sears Holdings or SHO fails to detect and appropriately respond to a significant data-security breach, with respect to our customer, associate, or Company information, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their information, which could cause them to stop shopping with us altogether. Kmart, owned by Sears Holdings, announced in October 2014 that its payment-data systems had been breached and on April 4, 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers.

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

As of February 3, 2018, we leased 94 Company-operated Sears Outlet store locations under long-term agreements with landlords that are unaffiliated with Sears Holdings, leased 23 locations with landlords affiliated with Sears Holdings, operated two locations that were co-located with a Sears Appliance and Hardware store which were leased by the Hometown segment, and owned two buildings. Additionally, we are the obligor on nine leases which are sublet to our franchisees that are unaffiliated with Sears Holdings and one lease is sublet to franchisees with landlords affiliated with Sears Holdings, and four locations are leased by franchisees. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 66 of our 132 Sears Outlet leases will expire within the next three years and, with respect to 27 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.

As of February 3, 2018, our Sears Hometown business leased 29 Company-operated locations under long-term agreements with landlords that are unaffiliated with Sears Holdings and leased one Company-operated locations under long-term agreements with landlords affiliated with Sears Holdings. Additionally, we are the obligor on an additional six leases which are sublet to our franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.

As of February 3, 2018, our Sears Hometown and Sears Outlet businesses leased 12 locations and seven locations, respectively, where we closed retail stores but continued to be obligated on the lease. In addition, we are leasing one location currently under construction to open a new store.

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

As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. The imposition of these regulations has increased, and may continue to increase, our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Capital Market or any other stock exchange on which our common stock may be listed.

Risks Relating to our Indebtedness

We and our subsidiaries may incur additional debt, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

At February 3, 2018 we had approximately $137.9 million of debt outstanding. While the instruments governing our indebtedness include restrictions on our ability to incur additional indebtedness, they do not completely prevent us or our subsidiaries from incurring additional debt in the future and do not prevent us or our subsidiaries from incurring other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. For additional information regarding the Senior ABL Facility and the Term Loan Agreement see, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition" in this Annual Report on Form 10-K. The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to:

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

The Senior ABL Facility and the Term Loan Agreement contain financial and operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.

The Senior ABL Facility and the Term Loan Agreement each contains financial and operating covenants and other restrictions relating to, among other things, an excess availability requirement and a fixed charge coverage ratio, as well as limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments (such as stock repurchases), and transactions with affiliates. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition" in this Annual Report on Form 10-K.

Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the Senior ABL Facility and the Term Loan Agreement that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations, such as the lenders under the Senior ABL Facility and the lender under the Term Loan Agreement, could proceed against the collateral securing the secured obligations. In any such case, we may be unable to borrow under the Senior ABL Facility and may not be able to repay amounts due under such facility and under the Term Loan Agreement. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent. In addition, these covenants may restrict our ability to engage in transactions (i) that we believe would otherwise be in the best interests of our stockholders or (ii) without which our business and operations could be harmed. See also "If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected" in this Item 1A.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including amounts under the Senior ABL Facility and the Term Loan Agreement, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Assuming our Senior ABL Facility were fully drawn in a principal amount equal to $170 million, each one percentage point change in interest rates would result in a $1.7 million change in annual cash interest expense on our Senior ABL Facility. Assuming our Term Loan Agreement were fully drawn in a principal amount equal to $40 million, each one percentage point change in interest rates would result in a $0.4 million change in annual cash interest expense on our Term Loan Agreement.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Any reductions in our available borrowing capacity under the Senior ABL Facility or the Term Loan Agreement, or our inability to renew or replace our Senior ABL Facility, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting the retail industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect the retail industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all. See also "If Sears Holdings' seeks the protection of the U.S. bankruptcy laws, our ability to operate our business and our financial performance could be materially and adversely affected" in this Item 1A.

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

According to publicly available information ESL owns approximately 58.8% of our outstanding common stock. ESL will, in its sole discretion, determine the timing and terms of any transactions with respect to its shares in us, taking into account business and market conditions and other factors that it deems relevant. ESL is not subject to any contractual obligation to maintain its ownership position in us, although it may be subject to certain transfer restrictions imposed by securities laws. Consequently, we cannot assure you that ESL will maintain its ownership interest in us. Any sale by ESL of our common stock or any announcement by ESL that it has decided to sell shares of our common stock, or the perception by the investment community that ESL has sold or decided to sell shares of our common stock, could have an adverse impact on the price of our common stock.

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

We do not expect to pay cash dividends on our common stock for the foreseeable future. As a result, you may not receive any return on an investment in our common stock in the form of cash dividends. The Senior ABL Facility would not have permitted us to pay cash dividends on our common stock as of February 3, 2018.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 3, 2018, our Hometown business included 768 stores and our Outlet business included 132 stores.

As of February 3, 2018, 705 of our Hometown Store locations were leased by independent dealers from landlords not affiliated with SHO. Also as of that date (1) franchisees leased a total of 26 Home Appliance Showrooms and Hardware Stores directly from landlords not affiliated with SHO and (2) SHO subleased to franchisees a total of six Home Appliance Showrooms and Hardware stores. As part of our sublease arrangements, the franchisees agree with SHO to pay rent to SHO and perform the other lease obligations. As of February 3, 2018 SHO operated 23 leased Home Appliance Showrooms and Hardware Stores and operated eight leased Hometown Stores. Also as of that date SHO operated 117 leased Outlet Stores (including three stores which we subleased to a franchisee but operated as company stores under a management agreement), owned and operated two Outlet Stores, subleased seven Outlet Stores to franchisees, four locations were leased directly by franchisees, and two locations were in premises leased by Hardware stores.

As of February 3, 2018, SHO subleased or leased from Sears Holdings a total of 25 Company-operated locations. In some of these locations Sears Holdings currently operates one of its stores or engages in other or, in some cases, no business activity. In most such circumstances we have entered into a sublease with Sears Holdings (or one of its subsidiaries) for the portion of the space in which our store operates and we pay rent directly to Sears Holdings per negotiated terms. We also lease from Sears Holdings approximately 40,000 square feet of office space for our corporate headquarters in Hoffman Estates, Illinois. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the near-term to determine the appropriate action to take with respect to them, including closing stores and entering into new store subleases or leases.

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

Logistics
We support the distribution of product sold through our Outlet locations through strategically located distribution locations. As of February 3, 2018, we operated 14 distribution locations in 12 states and one in Puerto Rico, with an aggregate square footage of 1,659,000. During 2017, we closed four distribution locations in three states with an aggregate square footage of 214,000. On occasion, we may lease additional facilities to support additional distribution needs.

Store Openings and Closures
Store opening and closure data for fiscal years 2015, 2016, and 2017 is contained in the following table.

	Fiscal Year
	2015	2016	2017
Beginning Store Count	1,260	1,160	1,020
Store Openings	37	20	7
Store Closures	(137)	(160)	(127)
Ending Store Count	1,160	1,020	900

As of February 3, 2018, we had 900 stores in operation, with stores in each state in the U.S., as well as a store in Bermuda and stores in Puerto Rico.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated	Franchise
BR	Bermuda	—	1	—	—
AK	Alaska	—	1	—	—
AL	Alabama	—	21	1	—
AR	Arkansas	—	32	—	—
AZ	Arizona	—	15	—	5
CA	California	3	31	19	—
CO	Colorado	—	15	2	—
CT	Connecticut	—	2	2	—
DE	Delaware	—	3	1	—
FL	Florida	—	18	10	—
GA	Georgia	—	27	4	—
HI	Hawaii	—	1	1	—
IA	Iowa	—	15	—	—
ID	Idaho	—	8	—	1
IL	Illinois	2	22	8	—
IN	Indiana	1	20	2	—
KS	Kansas	—	19	2	—
KY	Kentucky	—	16	1	—
LA	Louisiana	—	18	1	—
MA	Massachusetts	—	3	3	—
MD	Maryland	1	4	3	—
ME	Maine	—	7	—	—
MI	Michigan	—	29	4	1
MN	Minnesota	—	17	1	—
MO	Missouri	1	28	2	—
MS	Mississippi	—	21	—	—
MT	Montana	—	10	—	—
NC	North Carolina	—	24	4	—
ND	North Dakota	—	3	—	—
NE	Nebraska	—	9	—	—
NH	New Hampshire	1	7	—	—
NJ	New Jersey	3	1	5	—
NM	New Mexico	—	7	—	—
NV	Nevada	1	5	3	—
NY	New York	—	15	2	—
OH	Ohio	3	19	7	—
OK	Oklahoma	—	22	—	—
OR	Oregon	—	23	2	—
PA	Pennsylvania	7	13	4	—
PR	Puerto Rico	—	8	1	—
RI	Rhode Island	—	2	—	—
SC	South Carolina	—	13	2	—
SD	South Dakota	—	5	—	—
TN	Tennessee	—	15	3	—
TX	Texas	4	74	12	4
UT	Utah	—	3	—	—
VA	Virginia	—	9	3	—

VT	Vermont	—	7	—	—
WA	Washington	1	16	3	—
WV	West Virginia	—	6	—	—
WI	Wisconsin	1	24	3	—
WY	Wyoming	—	5	—	—
Total		29	739	121	11

Store Ownership Type

	Hometown	Outlet
Company operated stores:
Owned	—	2
Leased	29	119
Total company operated	29	121
Independently owned and operated	739	11
Total store count as of February 3, 2018	768	132

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Stock Market under the ticker symbol SHOS. We had 253 stockholders of record at the close of business on April 3, 2018. The following table presents the high and low sales prices on NASDAQ of our common stock for each of the periods indicated:

2017	High	Low
First Quarter	$4.00	$3.35
Second Quarter	3.45	2.15
Third Quarter	2.60	1.70
Fourth Quarter	2.90	1.48

2016	High	Low
First Quarter	$7.04	$5.30
Second Quarter	7.14	5.38
Third Quarter	6.88	4.75
Fourth Quarter	7.25	3.70

Dividends

We did not declare any cash dividends on our common stock during fiscal year 2017. We do not expect to pay cash dividends on our common stock for the foreseeable future. Cash dividends are dependent upon our results of operations, financial condition, cash requirements, the satisfaction of certain conditions (described below in "Share Repurchases") under the Senior ABL Facility and the Term Loan Agreement, availability of surplus, and such other factors as our Board of Directors may deem relevant. See "We do not expect to pay dividends for the foreseeable future" in Item 1A-Risk Factors of this Annual Report on Form 10-K.

Share Repurchases

On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. At February 3, 2018 we had $12.5 million of remaining authorization under the repurchase program. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. We did not repurchase any shares of our common stock during our 2017 fiscal year. The Senior ABL Facility would not have permitted us to repurchase our common stock as of February 3, 2018. See "Management's Discussion and Analysis--Financing Arrangements--Covenants" regarding the Senior ABL Facility's and the Term Loan Agreement's limits on SHO’s ability to repurchase its common stock.

Shares that are repurchased by the Company pursuant to the repurchase program will be retired and will resume the status of authorized and unissued shares of common stock.

The Senior ABL Facility and the Term Loan Agreement also impose various other requirements, such as a cash dominion requirement. In addition, the Senior ABL Facility requires the Company to comply with a minimum fixed charge coverage ratio upon excess availability falling below a specified level and the Term Loan Agreement provides that the Borrowers will not permit availability under the Term Loan Agreement and the Senior ABL Facility to be less than 10% of a combined loan cap.

Stock Performance Graph

The following graph compares the cumulative stockholder return on our common stock with the return on the Total Return Index for The S&P 500 Stock Index and The S&P 500 Retailing Industry Group Total Return Index. The graph and table below assume that $100 was invested on February 2, 2013 in each of our common stock, The S&P 500 Stock Index and The S&P 500 Retailing Industry Group Total Return Index.

	January 31, 2014	January 30, 2015	January 29, 2016	January 27, 2017	February 3, 2018
SHOS	$52.55	$28.42	$17.43	$9.51	$5.76
S&P 500 INDEX	$119.18	$133.38	$129.72	$152.50	$177.10
S&P 500 RETAILING INDEX	$129.60	$153.90	$177.84	$208.59	$281.55

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL AND OTHER DATA

The Consolidated Statement of Operations Data, the Per Common Share Data, the Consolidated Balance Sheet Data, and the Other Financial and Operation Data provided in the table below in this Item 6 with respect to our 2017, 2016, 2015, 2014, and 2013 fiscal years are derived from the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K (for the 2017, 2016, and 2015 fiscal years), the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (for the 2014 fiscal year), and the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (for the 2013 fiscal year).

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

Fiscal years and thousands except for per share amounts and number of stores	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data (1)
Net sales	1,719,951	2,070,056	2,287,788	2,356,033	2,421,562
Net (loss) income	(95,057)	(131,919)	(27,261)	(168,805)	35,550
Per Common Share Data
Basic	(4.19)	(5.81)	(1.20)	(7.45)	1.55
Diluted	(4.19)	(5.81)	(1.20)	(7.45)	1.55
Consolidated Balance Sheet Data
Total assets	412,688	468,426	633,833	645,722	847,185
Long-term debt	—	—	—	—	—
Long-term capital lease obligations	$346	$274	$382	$176	$95
Other Financial and Operational Data
Adjusted EBITDA (2)	$(14,525)	$(18,521)	$9,386	$2,047	$45,907
Number of stores	900	1,020	1,160	1,260	1,260
Sears Outlet - Comparable Store Sales %	(9.1)%	(5.1)%	(4.1)%	(1.2)%	1.2%
Sears Hometown and Hardware - Comparable Store Sales %	(8.1)%	(4.2)%	(0.1)%	(7.1)%	(3.2)%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. Fiscal year 2017 was a 53-week year and fiscal years 2016, 2015, 2014, 2013, were 52-week years.

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

The Company has undertaken an initiative on a limited number of occasions to accelerate the closing of under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA. In 2017 and 2016, we excluded $14.4 million and $17.1 million, respectively, of costs associated with the accelerated closure of under-performing stores.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2017	2016	2015
Net loss	$(95,057)	$(131,919)	$(27,261)
Income tax expense (benefit)	504	81,491	(15,152)
Other income	(925)	(1,490)	(2,585)
Interest expense	8,058	4,263	2,826
Operating loss	(87,420)	(47,655)	(42,172)
Depreciation and amortization	13,039	13,458	10,562
Gain on the sale of assets	—	(25,203)	—
Impairment of property and equipment	3,357	9,356	3,984
Severance and executive transition costs	348	—	1,066
Provision for loan losses, net of franchise revenues	7,361	(552)	25,086
IT transformation investments	34,374	14,974	10,860
Accelerated closure of under-performing stores	14,416	17,101	—
Adjusted EBITDA	$(14,525)	$(18,521)	$9,386

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors" and "Cautionary Statements Regarding Forward-Looking and Other Information."

Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. As of February 3, 2018, we and our independent dealers and franchisees operated a total of 900 stores across all 50 states, Puerto Rico, and Bermuda. In fiscal year 2017, the Company opened 7 stores and closed 127 stores.

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

As of February 3, 2018, Hometown consisted of 768 stores as follows:

•
713 Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities, and offering home appliances, lawn and garden equipment, tools, sporting goods, and household goods. All of our Hometown Stores carry proprietary Sears-branded products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
19 Hardware Stores—Hardware stores that offer primarily home appliances, lawn and garden equipment, tools, and other home improvement products, and featuring Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•	36 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are located in metropolitan areas.

As of February 3, 2018, our Hometown segment included 707 dealer-operated stores, 32 franchisee-operated stores, and 29 Company-operated stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores in many respects. The Company requires all of the stores to operate under specified circumstances according to the Company’s standards. Stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes specified advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions when our dealers and franchisees sell the merchandise and provide services.

Historically, all of the Company's Outlet stores were operated by the Company. We initiated efforts to franchise Outlet stores in 2012, with the first stores transferred to franchisees during the 2013 fiscal year. During the second quarter of 2015 the Company suspended its franchising of additional stores except to existing Company franchisees, and the suspension is continuing. As of February 3, 2018, 11 of the 132 Sears Outlet stores were operated by franchisees.

Our dealers and franchisees exercise control over the operations of their stores, including complete responsibility for supervising their store management and their store employees and making capital decisions. Several of the primary differences between Company-operated stores and dealer or franchisee-operated stores are that (1) the Company is responsible for occupancy and payroll costs associated with Company-operated stores while our dealers and franchisees are responsible for these costs for their stores, (2) the Company is responsible for all terms and conditions of employment for the employees in the Company-operated stores and our dealers and franchisees are responsible for all terms and conditions of employment for the employees in their stores, and (3) we pay commissions to our dealers and franchisees.

In the normal course of business, stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer. When the Company takes back a store from a franchisee, the Company's gross margin will generally decrease as the our cost of occupancy, which is reflected in cost of sales and occupancy will increase. In addition, the Company's selling and administrative expense will decrease as the Company's commission payments, which are reflected in selling and administrative expense, will decrease. The decrease in commission payments will be partially offset by higher payroll and benefits expense.

Initial franchise revenues consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. The number of new franchised stores, the number of Company-operated stores transferred, and the net gain or loss per store transferred are variable from quarter to quarter. The variation is driven by a number of factors, including general economic conditions, which influence both the level of new store development and the level of interest of existing or potential franchisees in acquiring store locations, and economic factors specific to our major product categories, such as appliances. Each of these factors impacts the expected returns on new store development and the number of Company-operated locations available for sale to franchisees. Initial franchise revenues were $0.0 million, $(0.2) million, and $0.3 million in the 2017, 2016, and 2015 fiscal years, respectively. During the second quarter of fiscal 2015 the Company suspended its franchising of additional stores except to existing Company franchisees, and the suspension is continuing.

Franchisee Receivables Charges

The Company had a provision for collectability (net of recoveries) related to franchisee receivables of $7.4 million in 2017 compared to net recoveries of $0.8 million in 2016 and $25.4 million net expense in 2015.

Merchandise Subsidies and Cash Discounts from Sears Holdings

In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). For 2017 Sears Holdings' Vendor Funds were higher compared to 2016 and SHO's portion of the collected Vendor Funds during 2017 were approximately $5.2 million higher than SHO's portion for 2016. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or continue to increase, our portion could decline in 2018 due to an expected increase in purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Sears Holdings were to decline significantly, SHO's results of operations could be adversely affected to a material extent.

Home Office Overhead Allocation

Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses from Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31. Unless otherwise stated, references to specific years in this Annual Report on Form 10-K are to fiscal years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2017	February 3, 2018	53
2016	January 28, 2017	52
2015	January 30, 2016	52

Results of Operations

The following table sets forth items derived from our consolidated results of operations for our 2017, 2016 and 2015 fiscal years.

	Fiscal
thousands	2017	2016	2015
NET SALES	$1,719,951	$2,070,056	$2,287,788
COSTS AND EXPENSES
Cost of sales and occupancy	1,371,408	1,661,314	1,769,286
Gross margin	348,543	408,742	518,502
Margin rate	20.3%	19.7%	22.7%
Selling and administrative	419,567	458,786	546,128
Selling and administrative expense as a percentage of net sales	24.4%	22.2%	23.9%
Impairment of property and equipment	3,357	9,356	3,984
Depreciation and amortization	13,039	13,458	10,562
Gain on the sale of assets	—	(25,203)	—
Total costs and expenses	1,807,371	2,117,711	2,329,960
Operating loss	(87,420)	(47,655)	(42,172)
Interest expense	(8,058)	(4,263)	(2,826)
Other income	925	1,490	2,585
Loss before income taxes	(94,553)	(50,428)	(42,413)
Income tax (expense) benefit	(504)	(81,491)	15,152
NET LOSS	$(95,057)	$(131,919)	$(27,261)

Comparable Store Sales

Comparable store sales amounts include merchandise sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores but excluding store relocations and stores that have undergone format changes. In addition, 2017 included an extra week (the "53rd week") compared to our 2016 fiscal year results. The 53rd week is not included in comparable store sales calculations.

Adjusted EBITDA

In addition to our net loss determined in accordance with generally accepted accounting principles ("GAAP"), for purposes of evaluating operating performance we also use adjusted earnings before interest, taxes, depreciation and amortization, or “adjusted EBITDA,” which excludes certain significant items as set forth and discussed below. Our management uses adjusted EBITDA, among other factors, for evaluating the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

Since 2015 the Company has excluded initial franchise revenues from adjusted EBITDA. This change is based on (1) the Company's decision to suspend its franchising of additional stores except to existing Company franchisees and (2) to better align adjusted EBITDA for purposes of incentive compensation.

The Company has undertaken an initiative on a limited number of occasions to accelerate the closing of under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA. In 2017 and 2016, we excluded $14.4 million and $17.1 million, respectively, of costs associated with the accelerated closure of under-performing stores.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2017	2016	2015
Net loss	$(95,057)	$(131,919)	$(27,261)
Income tax (benefit) expense	504	81,491	(15,152)
Other income	(925)	(1,490)	(2,585)
Interest expense	8,058	4,263	2,826
Operating loss	(87,420)	(47,655)	(42,172)
Depreciation and amortization	13,039	13,458	10,562
Gain on the sale of assets	—	(25,203)	—
Impairment of property and equipment	3,357	9,356	3,984
Severance and executive transition costs	348	—	1,066
Provision for loan losses, net of franchise revenues	7,361	(552)	25,086
IT transformation investments	34,374	14,974	10,860
Costs associated with accelerated store closings	14,416	17,101	—
Adjusted EBITDA	$(14,525)	$(18,521)	$9,386

53 Week Period Ended February 3, 2018 Compared to the 52 Week Period Ended January 28, 2017

Net Sales

Net sales for 2017 decreased $350.1 million, or 16.9%, to $1.7 billion from $2.1 billion in 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and an 8.4% decrease in comparable store sales. This decline was partially offset by sales of $23.4 million in the 53rd week. Comparable store sales were down 8.1% and 9.1% in Hometown and Outlet, respectively. The home appliances and lawn & garden categories both outperformed the average comparable store sales while tools underperformed to the average.

Gross Margin

Gross margin was $348.5 million, or 20.3% of net sales, for 2017 compared to $408.7 million, or 19.7% of net sales, for 2016. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower shrink partially offset by higher occupancy costs as a percentage of sales resulting from a greater mix of Company-operated stores compared to the prior year. Accelerated store closing costs were $14.2 million for 2017 compared to $15.7 million for 2016. The total impact of occupancy costs, accelerated closing store costs, and shrink reduced gross margin rate 496 basis points for 2017 compared to a 490 basis-point reduction for 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $419.6 million, or 24.4% of net sales, for 2017 from $458.8 million, or 22.2% of net sales, for 2016. The decrease was primarily due to: (1) lower expenses being recorded for stores closed (net of new store openings), (2) lower commissions paid to dealers and franchisees on lower sales volume and lower store count, (3) lower marketing costs, and (4) lower support costs paid to Sears Holdings. These decreases were partially offset by (1) higher IT Transformation costs ($34.4 million for 2017 compared to $15.0 for 2016), (2) expenses associated with the 53rd week, (3) $8.1 million higher provisions for 2017 related to franchisee notes receivables, and (4) higher payroll and benefits due to a higher mix of Company-

operated stores. On a rate-to-sales basis, IT transformation costs and provisions for franchisee note receivables increased selling and administrative expenses 243 basis points for 2017 compared to 69 basis points for 2016.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Loss

We recorded an operating loss of $87.4 million and $47.7 million for 2017 and 2016, respectively. The increase in operating loss was primarily due to the $25.2 million gain on sale of assets in 2016 and lower volume. These factors were partially offset by lower selling and administrative expense, a higher gross margin rate, lower impairment charges, and a $2.3 million favorable impact from the 53rd week.

Income Taxes

Income tax expense was $0.5 million for 2017 compared to $81.5 million for 2016, comprised primarily of $100.1 million non-cash valuation allowance on our deferred tax assets recorded in 2016. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate rate to 21%, effective January 1, 2018. The impact on our net deferred tax assets ("DTA") and deferred tax liabilities ("DTL") was a decrease of $35.2 million with a corresponding net adjustment to the valuation allowance for the year ended February 3, 2018.

Net loss

We recorded a net loss of $95.1 million for 2017 compared to a net loss of $131.9 million for 2016. The decrease in our net loss was primarily attributable to a decrease in income tax expense partially offset by a higher operating loss and higher interest expense.

52 Week Period Ended January 28, 2017 Compared to the 52 Week Period Ended January 30, 2016

Net Sales

Net sales for 2016 decreased $217.7 million, or 9.5%, to $2.1 billion compared to 2015. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 4.4% decrease in comparable store sales. Comparable store sales were down 4.2% and 4.9% in Hometown and Outlet, respectively. The home appliances and tools categories both outperformed the average comparable store sales while lawn and garden and mattresses underperformed the average.

Gross Margin

Gross margin was $408.7 million, or 19.7% of net sales, for 2016 compared to $518.5 million, or 22.7% of net sales, for 2015. The decrease in gross margin rate was primarily driven by higher occupancy costs due to more Company-operated locations, lower margin on merchandise sales, $15.7 million of store-closing costs, and $8.5 million higher shrink resulting from $3.7 million physical inventory charges in Outlet in 2016 as compared to $4.6 million of physical inventory gains in Hometown in 2015. The total impact of occupancy costs, accelerated store-closing costs, and shrink reduced gross margin rate 490 basis points for 2016 compared to a reduction of 274 basis points for 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $458.8 million, or 22.2% of net sales, for 2016 from $546.1 million, or 23.9% of net sales, for 2015. The decrease was primarily due to: (1) lower commissions paid to dealers and franchisees on lower sales volume, (2) the conversion of some dealer and franchisee locations to Company-operated stores in 2016, which resulted in some costs previously recorded as selling and administrative expenses to be recorded as a reduction to gross margin, (3) lower expenses being recorded for stores closed (net of new store openings), and (4) a $25.4 million charge in 2015 related to the write-off of, and additional reserves taken on, franchisee notes receivables. The Company recorded $1.0 million of store closing selling and administrative expenses for 2016. IT Transformation costs were $15.0 million for 2016 compared to $10.9 million for 2015. On a rate-to-sales basis, IT Transformation costs and charges related to franchise notes receivable increased selling and administrative expenses 69 basis points and 159 basis points for 2016 and 2015, respectively.

Gain on Sale of Assets

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Loss

We recorded operating losses of $47.7 million and $42.2 million for 2016 and 2015, respectively. The increase in operating loss was primarily due to lower volume, a lower gross margin rate, higher impairment charges of $9.4 million in 2016 as compared to $4.0 million in 2015, and higher depreciation and amortization, partially offset by a decrease in selling and administrative expenses and a gain on the sale of assets.

Income Taxes

Income tax expense was $81.5 million in 2016, comprised primarily of a $100.1 million non-cash valuation allowance on our deferred tax assets, and a benefit of $15.2 million in 2015. See Note 5 to our Consolidated Financial Statements in this Annual Report on the Form 10-K for further information.

Net loss

We recorded a net loss of $131.9 million for 2016 compared to a net loss of $27.3 million for 2015. The increase in our net loss was primarily attributable to a higher operating loss, including store-closing costs, and an increase in income tax expense.

Business Segment Results

Hometown

Hometown results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2017	2016	2015
Net sales	$1,177,222	$1,439,563	$1,630,276
Comparable store sales %	(8.1)%	(4.2)%	(0.1)%
Cost of sales and occupancy	931,078	1,145,678	1,262,215
Gross margin	246,144	293,885	368,061
Margin rate	20.9%	20.4%	22.6%
Selling and administrative	283,294	318,589	378,141
Selling and administrative expense as a percentage of net sales	24.1%	22.1%	23.2%
Impairment of property and equipment	2,581	4,536	1,983
Depreciation and amortization	5,378	6,032	3,585
Loss on the sale of assets	—	69	—
Total costs and expenses	1,222,331	1,474,904	1,645,924
Operating loss	$(45,109)	$(35,341)	$(15,648)
Total Sears Hometown and Hardware stores	768	871	1,001

53 Week Period Ended February 3, 2018 Compared to the 52 Week Period Ended January 28, 2017 -- Hometown

Net Sales

Net sales in 2017 decreased $262.3 million, or 18.2%, to $1.2 billion from $1.4 billion in 2016. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 8.1% decrease in comparable store sales. This decline was partially offset by sales of $13.9 million of sales in the 53rd week. Home appliances and lawn and garden outperformed the average comparable store sales while tools and mattresses underperformed to the average.

Gross Margin

Gross margin was $246.1 million, or 20.9% of net sales, in 2017 compared to $293.9 million, or 20.4% of net sales, in 2016. The increase in gross margin rate was primarily driven by lower closing store costs and lower occupancy costs partially offset by lower margin on merchandise sales. The total impact of store closing and occupancy costs decreased gross margin rate 172 basis points for the full year 2017 compared to 260 basis points for the full year 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $283.3 million, or 24.1% of net sales, in 2017 from $318.6 million, or 22.1% of net sales, in 2016. The decrease was primarily due to the impact of lower expenses being recorded for stores closed (net of new store openings), lower dealer and franchisee commissions on lower sales volume and lower store counts, and lower marketing expenses. These decreases were partially offset by higher IT transformation costs ($22.9 million, or 194 basis points on a rate-to-sales basis, for 2017 compared to $9.9 million, or 69 basis points, for 2016).

Operating Loss

We recorded operating losses of $45.1 million and $35.3 million in 2017 and 2016, respectively. The increase in our operating loss was primarily due to lower volume partially offset by reduced selling and administrative expense, a higher gross margin rate, lower impairment charges, and a $0.8 million favorable impact from the 53rd week.

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

Gross Margin

Gross margin was $293.9 million, or 20.4% of net sales, in 2016 compared to $368.1 million, or 22.6% of net sales, in 2015. The decrease in gross margin rate was primarily driven by (1) $15.1 million of store-closing costs, (2) lower margin on merchandise sales, (3) higher occupancy costs due to an increase in the number of Company-operated stores, and (4) higher shrink due to $4.6 million of physical inventory gains in 2015. The total impact of occupancy, store-closing costs, and shrink reduced gross margin rate 285 basis points for 2016 compared to a reduction of 124 basis points for 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $318.6 million, or 22.1% of net sales, in 2016 from $378.1 million, or 23.2% of net sales, in 2015. The decrease was primarily due to the impact of (1) lower expenses being recorded for stores closed (net of new store openings), (2) lower dealer and franchisee commissions on lower sales volume, (3) converting some dealer and franchisee locations to Company-operated stores in 2016, which resulted in some costs previously recorded as selling and administrative expenses to be recorded as a reduction to gross margin, and (4) a $12.7 million charge in 2015 related to expenses for uncollectible franchise notes receivable. The Company recorded $0.9 million of selling and administrative expenses related to store closings for 2016. IT Transformation costs were $9.9 million for 2016 compared to $7.4 million for 2015. On a rate-to-sales basis, IT Transformation costs and charges related to franchise notes receivable increased selling and administrative expenses 64 basis points and 123 basis points for 2016 and 2015, respectively.

Operating Loss

We recorded operating losses of $35.3 million and $15.6 million in 2016 and 2015, respectively. The increase in our operating loss was primarily attributable to lower volume, lower gross margin rate, higher impairment charges, and higher depreciation and amortization expense partially offset by a decrease in selling and administration expenses.

Outlet

Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2017	2016	2015
Net sales	$542,729	$630,493	$657,512
Comparable store sales %	(9.1)%	(4.9)%	(4.1)%
Cost of sales and occupancy	440,330	515,636	507,071
Gross margin	102,399	114,857	150,441
Margin rate	18.9%	18.2%	22.9%
Selling and administrative	136,273	140,197	167,987
Selling and administrative expense as a percentage of net sales	25.1%	22.2%	25.5%
Impairment of property and equipment	776	4,820	2,001
Depreciation and amortization	7,661	7,426	6,977
Gain on the sale of assets	—	(25,272)	—
Total costs and expenses	585,040	642,807	684,036
Operating loss	$(42,311)	$(12,314)	$(26,524)
Total Sears Outlet stores	132	149	159

53 Week Period Ended February 3, 2018 Compared to the 52 Week Period Ended January 28, 2017 -- Outlet

Net Sales

Net sales in 2017 decreased $87.8 million, or 13.9%, to $542.7 million from 2016. This decrease was driven primarily by a 9.1% decrease in comparable store sales and closed stores (net of new store openings) partially offset by $9.5 million in the 53rd week. Lawn and garden, furniture and mattresses outperformed the average comparable store sales while home appliances, tools, and apparel underperformed to the average.

Gross Margin

Gross margin was $102.4 million, or 18.9% of net sales, in 2017 compared to $114.9 million, or 18.2% of net sales, in 2016. The increase in gross margin rate was primarily driven by a higher gross profit rate on merchandise sales primarily driven by new pricing strategies and renegotiated merchandise costs and lower shrink expenses. These increases were partially offset by flat occupancy costs, but higher on a rate-to-sales basis, and higher store closings costs ($7.6 million for 2017 compared to $1.0 million for 2016). The total impact of store closing costs, occupancy costs and shrink was a reduction to gross margin rate of 1,131 basis points for 2017 compared to 957 basis points for 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $136.3 million, or 25.1% of net sales, for 2017 compared to $140.2 million, or 22.2% of net sales, for 2016. The decrease was primarily due to the impact of lower franchisee commissions on lower sales volumes and lower store counts, lower expenses being recorded for stores closed and lower marketing expense. These reductions were partially offset by $7.6 million higher provisions for franchisee receivables, higher IT transformation costs ($11.5 million for 2017 compared to $5.1 million for 2016), and expenses associated with the 53rd week. On a rate-to-sales basis, IT transformation costs and provisions for franchisee note receivables increased selling and administrative expense 351 basis points for 2017 compared to 80 basis points for 2016.

Gain on Sale of Asset

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million. We did not sell any owned property in fiscal 2017.

Operating Loss

We recorded operating losses of $42.3 million and $12.3 million in 2017 and 2016, respectively. The $30.0 million increase in operating loss was primarily driven by the gain on the sale of assets in 2016 and lower volume, partially offset by lower selling and administrative expenses, higher gross margin rates, and a $1.5 million favorable impact from the 53rd week.

52 Week Period Ended January 28, 2017 Compared to the 52 Week Period Ended January 30, 2016 -- Outlet

Net Sales

Net sales in 2016 decreased $27.0 million, or 4.1%, to $630.5 million from 2015. This decrease was driven primarily by a 4.9% decrease in comparable store sales, partially offset by the impact of new stores (net of closings). Home appliances, tools, and furniture outperformed the average comparable store sales while apparel, mattresses and lawn and garden underperformed to the average.

Gross Margin

Gross margin was $114.9 million, or 18.2% of net sales, in 2016 compared to $150.4 million, or 22.9% of net sales, in 2015. The decrease in gross margin rate was primarily driven by (1) a lower gross profit rate on merchandise sales primarily driven by price reductions needed to maintain the competitiveness of out–of–box product in a more promotional environment for new, in–box appliances, (2) higher occupancy costs due to more Company-operated locations, (3) higher shrink expenses related to $3.7 million of physical inventory charges taken in 2016, and (4) $1.0 million of store closing costs. The total impact of occupancy, shrink, and store closing costs reduced gross margin rate 957 basis points for 2016 compared to a reduction of 645 basis points 2015.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $140.2 million, or 22.2% of net sales, for 2016 compared to $168.0 million, or 25.5% of net sales, for 2015. The decrease was primarily due to the impact of lower franchisee commissions on lower sales volumes, converting some franchisee locations to Company-operated stores in 2016 (which resulted in some costs previously recorded as selling and administrative expenses being recorded as a reduction to gross margin), and $12.7 million of provisions for franchisee note receivables in 2015. These decreases were partially offset by higher payroll and benefits costs resulting from a higher number of Company-operated stores. The Company recorded $0.1 million of store-closing selling and administrative expenses for 2016. IT Transformation costs were $5.1 million for 2016 compared to $3.5 million for 2015. On a rate-to-sales basis, IT Transformation costs and charges related to franchise notes receivable increased selling and administrative expense 80 basis points and 247 basis points for 2016 and 2015, respectively.

Gain on Sale of Asset

During the second quarter of 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.3 million.

Operating Loss

We recorded operating losses of $12.3 million and $26.5 million in 2016 and 2015, respectively. The $14.2 million decrease in operating loss was primarily driven by the gain on the sale of owned property located in San Leandro, California and lower selling and administrative expenses partially offset by lower volume and gross margin.

Analysis of Financial Condition

Cash Balances

We had $10.4 million in cash and cash equivalents as of February 3, 2018 and $14.1 million as of January 28, 2017.

During 2017 we financed our operations and investments with cash generated from financing activities. Our primary liquidity needs are for funding inventory purchases, our IT transformation, capital expenditures and general corporate purposes.

Cash Flows from Operating Activities

Cash used in operating activities in 2017 was $105.6 million compared to cash provided by operating activities of $28.9 million in 2016. Our 2017 cash use was driven by a $52.6 million reduction in payables to Sears Holdings and $34.4 million in IT transformation costs. In 2016 $28.9 million of cash was generated primarily due to a reduction in net inventory investment (inventory less payable). Total merchandise inventories were $336.3 million at February 3, 2018 and $373.8 million at January 29, 2017. Merchandise inventories declined $13.9 million and $23.6 million in Hometown and Outlet, respectively, primarily due to store closures.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 78% and 80% of total purchases of all inventory from all vendors for 2017 and 2016, respectively. We expect the percentage of total purchases of inventory acquired from subsidiaries of Sears Holdings to decrease in the future as we increase our direct purchases from other merchandise vendors. Fourth quarter 2017 purchases from Sears Holdings accounted for 74% of total purchases compared to 84% in the fourth quarter of 2016 and 76% in the third quarter of 2017. The loss of, or a material reduction in, the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

In addition, our merchandise-vendor arrangements generally are not long-term agreements and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends on maintaining good relations with our existing vendors and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or to maintain the quality of merchandise inventory they supply to us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Cash Flows from Investing Activities

Cash used in investing activities was $9.2 million in 2017 compared to cash provided of $13.9 million in 2016. In the second quarter of 2016 we received proceeds of $26.1 million from the sale of assets.

Cash Flows from Financing Activities

Cash provided by financing activities was $111.2 million for 2017 compared to cash used in financing activities of $46.9 million for 2016. The increase of $158.1 million in cash provided by financing activities in 2017 from 2016 was primarily due to greater net borrowings under our Senior ABL Facility in 2017.

Financing Arrangements

Senior ABL Facility

In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Prior Facility"). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the Separation. On November 1, 2016 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., and the Company, entered into an Amended and Restated Credit Agreement (which amended and restated the Prior Facility) with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). The Senior ABL Facility provides for extended revolving credit commitments in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of agreements entered into with Sears Holdings and its subsidiaries in connection with the Company’s separation from Sears Holdings in October 2012 (the "Subject Agreements") unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments were not extended by the Non-Extending Lenders in accordance with the Senior ABL Facility and matured on October 11, 2017. Unamortized debt costs related to the Senior ABL Facility of $3.5 million are included in Prepaid and Other current assets on the Consolidated Balance Sheet as of February 3, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of February 3, 2018 we had $137.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 3, 2018 was $24.9 million, with $7.2 million of letters of credit outstanding under the facility.

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

Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 5.02% at February 3, 2018 and 3.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 8.00% at February 3, 2018 and 5.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants
The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). In addition, upon excess availability falling below a specified level the Company would be subject to a cash dominion requirement and more frequent borrowing base reporting requirements. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of February 3, 2018. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

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

Term Loan Agreement

Subsequent to year-end, on February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement.
Costs related to and incurred for the Term Loan totaled approximately $1.0 million.
The principal terms of the Term Loan Agreement are summarized below.
Security and Guarantees
The Term Loan Agreement is secured by a second lien security interest (subordinate only to the liens securing the Senior ABL Facility) on substantially all the assets of the Company and its subsidiaries (the same assets as the assets specified with respect to the Senior ABL Facility), including without limitation accounts receivable, inventory, general intangibles, investment property, equipment, cash, cash equivalents, deposit accounts and securities accounts, as well as other assets (other than intellectual property and fee-owned interests in real property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance. The Term Loan Agreement is guaranteed by the Company and each of its existing and future direct and indirect wholly owned domestic subsidiaries (other than specified immaterial subsidiaries).

Prepayments
The Term Loan is subject to mandatory prepayment in amounts equal to the amount by which the outstanding Term Loan exceeds the borrowing base specified in the Term Loan Agreement plus a reserve to be maintained against the borrowing base for the Senior ABL Facility (the “push-down reserve”), which reserve will be equal to total outstandings under the Term Loan Agreement that exceed the Term Loan Agreement’s borrowing base, if such excess were to arise. The Company may not reborrow amounts prepaid.

Interest; Fees
The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

Covenants
The Term Loan Agreement includes a number of negative covenants that, among other things, limit or restrict the ability of the Company, the Borrowers, and the Company’s other subsidiaries to, subject to exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, or change the nature of the business. In addition, upon excess availability falling below a specified level or the occurrence of an event of default the Company would be subject to a cash dominion requirement. The Term Loan Agreement also provides that the Borrowers will not permit availability under the Term Loan Agreement and the Senior ABL Facility to be less than 10% of a combined loan cap.

The Term Loan Agreement also contains affirmative covenants including, among others, financial and other reporting and notification requirements, maintenance of properties, inspection rights, and physical inventories. The Company and the Borrowers also agree that the Company and the Borrowers will cause the push-down reserve to be established and maintained when and if required by the Term Loan Agreement. The Term Loan Agreement borrowing base generally means specified amounts of credit card receivables and inventory (net of reserves), minus the loan cap for the Senior ABL Facility and availability reserves.

Events of Default
The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein), material judgments, and change of control.

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

As of February 3, 2018, we had cash and cash equivalents of $10.4 million.

Capital lease obligations were $0.6 million and $0.5 million as of February 3, 2018 and January 28, 2017, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of February 3, 2018 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$137,900	$137,900	$—	$—	$—
Capital leases	613	267	336	10	—
Operating leases	148,197	44,076	81,036	14,264	8,821
Total Contractual Obligations	$286,710	$182,243	$81,372	$14,274	$8,821

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

Valuation of Inventory

Our inventory is valued at the lower of cost or market determined under the retail inventory method, or "RIM," using primarily a last-in, first-out, or "LIFO," cost-flow assumption. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the year’s purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. We monitor the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending February 3, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, and (3) various other miscellaneous changes that are effective in fiscal 2017. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending February 3, 2018. Based on Section 15 of the Internal Revenue Code, our fiscal year ending February 3, 2018 will have a blended corporate tax rate of 33.72%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The Tax Act also establishes new tax laws that will affect fiscal 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the elimination of corporate AMT; (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of FTCs to reduce the U.S. income tax liability; and (6) limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income. The estimated impact of the new tax law on the Company’s financial statements and the related accounting requirements are discussed in Note 5.

Our deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management has determined a valuation allowance for the full amount of the net deferred tax assets is still necessary as of February 3, 2018. For the current year the valuation allowance decreased by $8.5 million to an ending balance of $92.4 million. The decrease in the valuation allowance is mainly attributable to the reduction in the federal tax rate but also includes a tax benefit of $0.8 million due to the valuation allowance release for the reclassification of the AMT DTA. In the future, we may record additional net deferred tax assets and if future utilization of deferred tax assets is uncertain, we may record additional valuation allowance against such deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

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

Reserve for Losses on Franchisee Receivables

The Company recognizes a reserve for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The reserve is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the reserve for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. The reserve for losses on franchisee receivables is evaluated based on our receivable-by-receivable assessment during the year that loan balances would be potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due. During fiscal 2017 we forgave balances due on franchisee receivables in accordance with negotiated franchise-termination agreements, and as part of these transactions, the Company purchased store furniture, fixtures, and equipment from franchisees.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING AND OTHER INFORMATION

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

The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; our Amended and Restated Merchandising Agreement with Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; on March 9, 2017 Sears Holdings announced the Stanley Purchase (Sears Holdings has waived its right in the Amended and Restated Merchandising Agreement to terminate, as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand); on July 20, 2017 Sears Holdings announced the launch of Kenmore products on Amazon.com and that Sears Holdings planned to expand the full line of Kenmore home appliances available on Amazon.com; on August 22, 2017 Sears Holdings announced licensing agreements with third parties to manufacture and distribute Kenmore floor care products and DieHard batteries and flashlights; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings on terms (including vendor-payment terms for Sears Holdings' merchandise purchases) that are acceptable to it (which vendor-payment terms, we believe, are becoming, and in the future could continue to become, increasingly uneconomic for Sears Holdings) and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies and services for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or provide logistics and other services to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to maintain an effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced on May 31, 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained and on April 4, 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement the BPO in accordance with our plans, expectations, current timetable, and anticipated cost; limitations and restrictions in the Senior ABL Facility and the Term Loan Agreement and their related agreements governing our indebtedness and our ability to service our indebtedness; competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin; our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk associated with the Senior ABL Facility and the Term Loan Agreement, each of which bears interest at a variable rate. Assuming the Senior ABL Facility were fully drawn in principal amount equal to $170 million, each one percentage point change in interest rates would result in a $1.7 million change in annual cash interest expense on the Senior ABL Facility. Assuming $40 million were outstanding under the Term Loan Agreement, each one percentage point change in interest rates would result in a $0.4 million change in annual cash interest expense on the Term Loan Agreement.

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
thousands, except per share amounts	February 3, 2018	January 28, 2017	January 30, 2016
NET SALES	$1,719,951	$2,070,056	$2,287,788
COSTS AND EXPENSES
Cost of sales and occupancy	1,371,408	1,661,314	1,769,286
Selling and administrative	419,567	458,786	546,128
Impairment of property and equipment	3,357	9,356	3,984
Depreciation and amortization	13,039	13,458	10,562
Gain on the sale of assets	—	(25,203)	—
Total costs and expenses	1,807,371	2,117,711	2,329,960
Operating loss	(87,420)	(47,655)	(42,172)
Interest expense	(8,058)	(4,263)	(2,826)
Other income	925	1,490	2,585
Loss before income taxes	(94,553)	(50,428)	(42,413)
Income tax (expense) benefit	(504)	(81,491)	15,152
NET LOSS	$(95,057)	$(131,919)	$(27,261)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(4.19)	$(5.81)	$(1.20)
Diluted:	$(4.19)	$(5.81)	$(1.20)

Basic weighted average common shares outstanding	22,702	22,691	22,666
Diluted weighted average common shares outstanding	22,702	22,691	22,666
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	February 3, 2018	January 28, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,402	$14,104
Accounts and franchisee receivables, net	14,672	11,448
Merchandise inventories	336,294	373,815
Prepaid expenses and other current assets	7,131	9,370
Total current assets	368,499	408,737
PROPERTY AND EQUIPMENT, net	36,049	40,935
OTHER ASSETS, net	8,140	18,754
TOTAL ASSETS	$412,688	$468,426
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$137,900	$26,800
Payable to Sears Holdings Corporation	28,082	80,724
Accounts payable	15,741	17,853
Other current liabilities	53,142	70,377
Total current liabilities	234,865	195,754
OTHER LONG-TERM LIABILITIES	2,284	1,973
TOTAL LIABILITIES	237,149	197,727
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value; 400,000 shares authorized, 22,702 and 22,716 issued and outstanding in 2017 and 2016, respectively	227	227
Capital in excess of par value	555,378	555,481
Accumulated deficit	(380,066)	(285,009)
TOTAL STOCKHOLDERS' EQUITY	175,539	270,699
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,688	$468,426
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	February 3, 2018	January 28, 2017	January 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,057)	$(131,919)	$(27,261)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	13,039	13,458	10,562
Share-based compensation	(103)	109	(70)
Gain on the sale of assets	—	(25,203)	—
Impairment of property and equipment	3,357	9,356	3,984
Provision (recoveries) for losses on franchisee receivables	7,361	(791)	25,426

Change in operating assets and liabilities:
Accounts and franchisee receivables	(2,508)	2,255	1,056
Merchandise inventories	37,521	61,031	7,897
Payable to Sears Holdings Corporation	(52,642)	26,598	(6,963)
Accounts payable	(2,112)	(21,909)	24,874
Store closing accrual	(3,004)	7,659	—
Customer deposits	(3,287)	(4,316)	(5,982)
Deferred income taxes	—	79,141	(6,431)
Other operating assets and liabilities, net	(8,211)	13,413	(1,547)
Net cash (used in) provided by operating activities	(105,646)	28,882	25,545
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	—	26,073	—
Purchases of property and equipment	(9,228)	(12,198)	(11,430)
Net cash (used in) provided by investing activities	(9,228)	13,875	(11,430)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of capital lease obligations	72	37	183
Net borrowings (payments) on short-term borrowings	111,100	(41,500)	(15,800)
Payments for refinancing fees	—	(5,434)	—
Net cash provided by (used in) financing activities	111,172	(46,897)	(15,617)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,702)	(4,140)	(1,502)
CASH AND CASH EQUIVALENTS—Beginning of period	14,104	18,244	19,746
CASH AND CASH EQUIVALENTS—End of period	$10,402	$14,104	$18,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,848	$4,168	$2,945
Cash paid (refunded) for income taxes	$808	$(9,788)	$(5,764)
SUPPLEMENTAL NON CASH INFORMATION
Tax adjustment related to separation	$—	$—	$7,554
Reacquisition rights in exchange for notes receivable	$—	$—	$6,100
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 31, 2015	22,736	$227	$547,888	$(125,829)	$422,286
Net loss	—	—	—	(27,261)	(27,261)
Share-based compensation	(14)	—	(70)	—	(70)
Tax adjustment related to the separation	—	—	7,554	—	7,554
Balance at January 30, 2016	22,722	$227	555,372	(153,090)	402,509
Net loss	—	—	—	(131,919)	(131,919)
Share-based compensation	(6)	—	109	—	109
Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(95,057)	(95,057)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of February 3, 2018, the Company and our independent dealers and franchisees operated a total of 900 stores across all 50 states and in Puerto Rico and Bermuda. In these notes the terms "we," "us," "our," "SHO," and the "Company" refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

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

Reclassifications - Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported operations, cash flows, total assets, or stockholders' equity as previously reported.

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

Fiscal Year	Ended	Weeks
2017	February 3, 2018	53
2016	January 28, 2017	52
2015	January 30, 2016	52

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts and franchisee receivables valuation, estimating depreciation and recoverability of long-lived assets, establishing insurance, warranty, legal and other reserves, performing long-lived asset impairment analysis, and establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures.

Cash and Cash Equivalents
Cash equivalents include (1) all highly liquid investments with original maturities of three months or less at the date of purchase and (2) deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and notes receivable balances were $5.8 million at February 3, 2018 and $8.2 million at January 28, 2017. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable. Our notes receivable balance is comprised of promissory notes that relate primarily to the sale of assets for our franchised locations.

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

In connection with our LIFO calculation we estimate the effects of inflation on inventories by utilizing external price indices determined by the U.S. Bureau of Labor Statistics. If we had used the first-in, first-out, or "FIFO" method of inventory valuation instead of the LIFO method, merchandise inventories would have been insignificantly higher at February 3, 2018 and January 28, 2017.

Vendor Rebates and Allowances
We receive rebates and allowances from vendors through a variety of programs and arrangements intended to offset the costs of promoting and selling the vendors' products. In addition, Sears Holdings allocates a portion of the rebates and allowances it receives from vendors based on shipments to or sales of the related products to the Company. Vendor payments are recognized and recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consists of the following:

thousands	February 3, 2018	January 28, 2017
Land	$1,741	$1,741
Buildings and improvements	35,065	41,071
Furniture, fixtures and equipment	37,303	37,174
Capitalized leases	1,276	1,175
Total property and equipment	75,385	81,161
Less: accumulated depreciation	(39,336)	(40,226)
Total property and equipment, net	$36,049	$40,935

Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The range of lives are generally 15 to 25 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for computer systems and equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Total depreciation expense was $11.8 million, $10.6 million, and $8.8 million for fiscal years 2017, 2016 and 2015, respectively.

As of February 3, 2018, management has identified one property that is deemed held for sale based on criteria in Accounting Standards Codification ("ASC") 360-10-45-9. This property is reflected in each category of Property and Equipment with the exception of capitalized leases in the table above and had a carrying value of $1.5 million as of February 3, 2018. As of February 3, 2018, the expected fair value less the cost of sale exceeded the carrying value of the Property and Equipment.

Intangible Assets
Intangible assets, included in other assets on the Consolidated Balance Sheets, consist of the following:

thousands	February 3, 2018	January 28, 2017
Reacquisition rights	$6,100	$6,100
Less: accumulated amortization	(5,845)	(4,573)
Total intangible assets, net	$255	$1,527

In 2015, the Company repurchased franchised locations and included the execution of definitive asset purchase and termination agreements which terminated the franchise agreements and sublease arrangements for those locations. These definitive agreements also required the Company to purchase store furniture, fixtures, and equipment. The franchisees of the affected locations were obligors on promissory notes payable to the Company and as part of the definitive agreements, the Company wrote-off the franchisee note receivable balances net of the value of the reacquisition rights and the value of the furniture, fixtures, and equipment that the Company purchased. Reacquisition rights were recorded at estimated fair value using the income approach.

In fiscal 2016 and 2017, the Company repurchased a total of 24 and 32 franchised locations, respectively. There was no reacquisition rights value associated with the transactions in fiscal 2017 and 2016, as several of the reacquired stores were closed and the remaining had negative cash flows and minimal time remaining on the lease.

Reacquisition rights are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets with a remaining weighted-average amortization period of 0.3 years. Amortization expense for reacquisition rights was $1.3 million, $2.8 million, and $1.7 million for 2017, 2016, and 2015, respectively. Amortization expense is estimated to be $0.3 million in fiscal 2018, at which point the reacquisition rights will be fully amortized.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities
In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. We recorded impairment charges with respect to long-lived assets of $3.4 million, $9.4 million and $4.0 million in fiscal years 2017, 2016 and 2015, respectively, included in Impairment of property and equipment in the accompanying Consolidated Statements of Operations.

We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities and compensation. When management makes a decision to close a location we record a reserve as of that date for the inventory markdowns associated with the closing. We record a liability for future lease costs (net of estimated sublease income) when we cease to use the location. As of February 3, 2018, this liability was approximately $4.7 million. See Note 15.

Leases
We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected durations of the leases and contractual minimum lease payments specified in the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. We have subleases with Sears Holdings for 26 locations. We had rent expense paid to Sears Holdings of $10.8 million, $17.0 million and $19.3 million in 2017, 2016 and 2015, respectively.

We also had rent expense paid to Seritage Growth Properties of $1.1 million, $1.0 million and $0.5 million in 2017, 2016 and 2015, respectively, for occupancy charges for three properties we lease from Seritage.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2017	2016	2015
Minimum rentals	59,533	69,111	63,336
Less-Sublease rentals	(7,399)	(13,181)	(25,505)
Total	52,134	55,930	37,831

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

Fiscal Year (thousands)	Capital Leases	Operating Leases
2018	$267	$44,076
2019	308	32,697
2020	17	27,422
2021	11	20,917
2022	10	14,264
Thereafter	—	8,821
Total Minimum Lease Payments	613	148,197
Less - Sublease Income on Leased Properties	—	(7,308)
Net Minimum Lease Payments	$613	$140,889

Capital lease obligations	613
Less Current Portion of Capital Lease Obligations	(267)
Long-term Capital Lease Obligations	$346

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs
We maintain our own insurance arrangements with third-party insurance companies for exposures incurred for a number of risks including worker’s compensation and general liability claims. Insurance expense of $5.3 million, $5.4 million and $4.1 million was recorded during 2017, 2016 and 2015, respectively.

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

Reserve for Sales Returns and Allowances
Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserve for returns and allowances was $1.1 million at February 3, 2018 and January 28, 2017, respectively.

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

Dealer and Franchisee Commissions
In accordance with our agreements with our dealers and franchisees, we pay commissions to our dealers and franchisees on the net sales of merchandise and extended-service plans. In addition, each dealer and franchisee can earn commissions for third-party gift cards sold and can earn marketing support, home improvement referrals, rent support, and other items. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $171.7 million, $209.5 million, and $278.1 million in 2017, 2016 and 2015, respectively. Commission costs vary based on factors including store count, number of dealer and franchise locations, sales mix, sales volume, and commission rates.

Pre-Opening Costs
Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs
Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $48.2 million, $65.2 million and $70.5 million for 2017, 2016 and 2015, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. For the year-ended February 3, 2018, a valuation allowance of $92.4 million has been recorded for the full amount of the net deferred tax assets.  In the future, we may record additional net deferred tax assets and if future utilization of deferred tax assets is uncertain, we may record additional valuation allowance against such deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. As disclosed in Note 1, the Company recorded impairment charges of $3.4 million, $9.4 million and $4.0 million on its property and equipment in 2017, 2016, and 2015, respectively. The Company utilized Level 3 inputs to measure the fair value of property and equipment, and intangible assets.

New Accounting Pronouncements

ASU 2016-17 "Consolidation (Topic 810) Interests Held through Related Parties That Are under Common Control"
In October 2016, the FASB issued an accounting standards update to amend the accounting standards on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The Company adopted the update in the first quarter of 2017. The adoption of the new standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

ASU 2016-16 "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory"
In October 2016, the FASB issued an accounting standards update to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current accounting standards prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in accounting standards. To more faithfully represent the economics of intra-entity asset transfers, the amendments in this update require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change accounting standards for the pre-tax effects of an intra-entity asset transfer under accounting standards applicable to consolidation, or for an intra-entity transfer of inventory. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This guidance is not expected to have a material impact on our consolidated financial statements.

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the update will have on our consolidated financial statements, and expect the update will have a material impact on our consolidated financial statements.

ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)"
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition effective January 1, 2018. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted this standard on February 4, 2018, using the modified retrospective approach, which requires a cumulative effect adjustment to the opening balance of retained earnings on the date of adoption.  We have completed our review of the standard and determined the adoption will impact our balance sheet presentation related to merchandise returns. We currently present our returns reserve net of anticipated resaleable merchandise returns. The new guidance requires that we present a right of return asset separately from the liability for anticipated customer returns. Upon adoption of the standard, the Company will reclassify/record a right of return asset of approximately $1.0 million and $1.5 million. The adoption of this standard did not result in a material cumulative effect adjustment as of February 4, 2018, and with the exception of merchandise returns, the guidance is not expected to have a material impact on our consolidated financial statements. We will include the additional required disclosures beginning with our Form 10-Q for the first quarter of 2018.
NOTE 2—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

thousands	February 3, 2018	January 28, 2017
Short-term franchisee receivables	$1,205	$1,920
Miscellaneous receivables	14,314	10,475
Long-term franchisee receivables	7,962	18,406
Other assets	5,106	7,643
Allowance for losses on short-term franchisee receivables (1)	(847)	(947)
Allowance for losses on long-term franchisee receivables (1)	(4,928)	(7,295)
Total Accounts and franchisee receivables and other assets	$22,812	$30,202

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. We establish allowances for losses on franchisee receivables based on our receivable-by-receivable assessment during the year and determine that some of the franchisee receivables are potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicate that the franchisees might not be able, or were unable or unwilling, to meet their debt-service and other obligations to us as they became due.

NOTE 3—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES

The allowance for losses on Franchisee Receivables consists of the following:

thousands	February 3, 2018	January 28, 2017
Allowance for losses on franchisee receivables, beginning of period	$8,242	$12,141
Expense (benefit) during the period	7,361	(791)
Write off of franchisee receivables	(9,828)	(3,383)
Other	—	275
Allowance for losses on franchisee receivables, end of period	$5,775	$8,242

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities consist of the following:

thousands	February 3, 2018	January 28, 2017
Customer deposits	$16,655	$19,943
Sales and other taxes	9,221	11,380
Accrued expenses	17,755	27,602
Payroll and related items	7,140	5,766
Store closing and severance costs	4,655	7,659
Total Other current and long-term liabilities	$55,426	$72,350

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

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Sears Holdings is responsible for any unrecognized tax liabilities or benefits through the date of the Separation and the Company is responsible for any uncertain tax positions after the Separation. For 2017, 2016 and 2015, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for income tax expense for 2017, 2016 and 2015 consist of the following:

	Fiscal Year Ended
thousands	2017	2016	2015
Loss before income taxes:
U.S.	$(96,166)	$(51,588)	$(41,643)
Foreign	1,613	1,160	(770)
Total	$(94,553)	$(50,428)	$(42,413)
Income tax expense (benefit):
Current:
Federal	$2	$(155)	$(9,758)
State	215	1,001	605
Foreign	1,046	542	432
Total	1,263	1,388	(8,721)
Deferred:
Federal	(759)	67,463	(4,666)
State	—	12,640	(1,765)
Total	$(759)	$80,103	$(6,431)

Income tax expense (benefit)	$504	$81,491	$(15,152)

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

	Fiscal Year Ended
	2017	2016	2015
Federal tax rate	33.7%	35.0%	35.0%
State income tax (net of federal benefit)	(0.2)%	1.7%	1.8%
Federal tax rate change	(37.2)%	—%	—%
Valuation allowance	4.4%	(198.5)%	(1.6)%
Foreign taxes	(1.1)%	—%	0.5%
Other	(0.1)%	0.2%	—%
Effective tax rate	(0.5)%	(161.6)%	35.7%

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of the deferred tax assets and liabilities as of February 3, 2018 and January 28, 2017 are as follows:

	Fiscal Year Ended
thousands	February 3, 2018	January 28, 2017
Deferred tax assets
Bad debts	$1,543	$3,487
Deferred compensation	756	468
Inventory	—	3,159
Net operating loss	54,580	39,169
Property	2,598	296
Royalty-free license	26,451	44,280
Other	7,803	11,230
Sub-total deferred tax assets	$93,731	$102,089
Valuation allowance	(92,362)	(100,906)
Total deferred tax assets	$1,369	$1,183
Deferred tax liabilities
Property	(730)	—
Other	(639)	(1,183)
Total deferred tax liabilities	(1,369)	(1,183)
Net deferred tax assets	—	—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending February 3, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, and (3) various other miscellaneous changes that are effective in fiscal 2017. The Tax Act reduces the federal corporate tax rate to 21% in the fiscal year ending February 3, 2018. Based on Section 15 of the Internal Revenue Code, our fiscal year ending February 3, 2018 will have a blended corporate tax rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The Tax Act also establishes new tax rules that will affect fiscal 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the elimination of corporate AMT; (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of FTCs to reduce the U.S. income tax liability; and (6) limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $0.8 million in the period ending February 3, 2018. This net tax benefit consists of a net benefit for the reclassification of the corporate AMT from deferred tax to long-term receivable therefore reducing the valuation allowance by $0.8 million. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

The Tax Act reduces the corporate rate to 21%, effective January 1, 2018. Our net deferred tax assets ("DTA") and deferred tax liabilities ("DTL") decreased by $35.2 million with a corresponding net adjustment to the valuation allowance for the year ended February 3, 2018. The AMT DTA of $0.8 million was reclassified to a long-term receivable which resulted in a deferred tax benefit of the same amount due to the release of the corresponding valuation allowance. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate and valuation allowances, it may be affected by other analysis related to the Tax Act.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In performing the assessment for 2017, a significant piece of negative evidence evaluated was the cumulative loss incurred over the three-year period ended February 3, 2018. The loss was evaluated as book loss adjusted for non-deductible and non-recurring items such as goodwill impairment, sale of property, store closing costs, franchise income/expense and software expenses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this analysis and significant negative objective evidence, management has determined the full valuation allowance is still necessary for the year ended February 3, 2018. The valuation allowance decreased by $8.5 million for the current year which was offset by the reduction in net DTAs mainly for the reduction in the federal tax rate but resulted in a tax benefit of $0.8 million due to the valuation allowance release for the reclassification of the AMT DTA. As of February 3, 2018, a valuation allowance of $92.4 million is recorded for the full amount of the net deferred tax assets. Changes in the valuation allowance are recorded as a non-cash charge to income tax expense. A valuation allowance of $0.7 million and $0.1 million was recognized through tax expense for the years ended January 28, 2017 and January 30, 2016, respectively due to the estimated future foreign taxable income available to use the foreign tax credit and the Puerto Rico AMT credit carryforwards. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

At the end of 2017 and 2016, we had federal net operating loss carryforwards (“NOL”) of $210.7 million and $99.4 million, respectively, which will expire between 2036 and 2038. At the end of 2017 and 2016, we had state NOL carryforwards of $13.1 million and $6.8 million, respectively, which will expire between 2019 and 2038. We have credit carryforwards of $3.4 million which will expire between 2023 and 2038.

We file federal, state and city income tax returns in the United States and foreign tax returns in Puerto Rico. SHO was also a part of the Sears Holdings' combined state returns for the years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits, as well as the Company's federal tax return for the year ended January 30, 2016, and a separate state return audit for fiscal years 2013 through 2016.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") beneficially own 58.8% of our outstanding shares of common stock and more than 50% of Sears Holdings' outstanding shares of common stock.

We are party to various agreements with Sears Holdings (the "SHO-Sears Holdings Agreements") which, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings are providing services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings are obtaining merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for amendments entered into after the Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in the Company's best interests. On May 11, 2016, SHO and Sears Holdings entered into amendments to most of the SHO-Sears Holdings Agreements. These amendments are referred to in our Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on May 17, 2016. We also filed a Current Report on Form 8-K (File No. 001-35641) with the Securities and Exchange Commission on March 9, 2017 regarding the Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among the Company, Sears Holdings, and Stanley Black & Decker. Inc.

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

•
We obtain our merchandise from Sears Holdings and other vendors. Products which we acquired from Sears Holdings, including KCD Products and other products, accounted for approximately 78%, 80%, and 82% of our total purchases of inventory from all vendors for 2017, 2016, and 2015, respectively. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Sears Holdings provides the Company with specified corporate services pursuant to the SHO-Sears Holdings Agreements. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, loss prevention, environmental, product and human safety, facilities, logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Sears Holdings charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

•
Sears Holdings has licensed the Company until October 11, 2029, on a royalty-free basis, to use under specified conditions (1) the name "Sears" in our corporate name and to promote our businesses and (2) the www.searsoutlet.com (our license to use "searsoutlet.com" on a web platform not operated by Sears Holdings will expire on February 1, 2020), www.searshomeapplianceshowroom.com, www.searshometownstores.com, and www.searshardwarestores.com domain names to promote our businesses. Also, Sears Holdings has licensed the Company until October 11, 2029, on an exclusive, royalty-free basis, under specified conditions to use for the purpose of operating our stores the names "Sears Appliance & Hardware," "Sears Authorized Hometown Stores," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware," and "Sears Outlet Store."

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

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
thousands	February 3, 2018	January 28, 2017	January 30, 2016
Net Commissions from Sears Holdings	$66,557	$82,447	$91,291
Purchases related to cost of sales and occupancy	958,560	1,153,739	1,386,414
Services included in selling and administrative	60,822	77,134	88,486

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company can pay invoices on two or three-day terms and receive a deduction on invoices for early–payment discounts of 43 basis points or 37 basis points, respectively. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Sears Holdings. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. During 2017, the Company paid most invoices on either two or three–day terms and received discounts of $4.2 million, which are reflected in the Condensed Consolidated Statements of Operations. During 2016 the Company began paying invoices on accelerated terms on May 1, 2016 and received discounts of approximately $4.4 million.

We paid Seritage Growth Properties $1.1 million and $1.0 million in 2017 and 2016, respectively, for occupancy charges for three properties we lease from Seritage. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments were not extended by the Non-Extending Lenders in accordance with the Senior ABL Facility and matured on October 11, 2017.  Unamortized debt costs related to the Senior ABL Facility of $3.5 million and $5.4 million are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017, respectively, and are being amortized over the remaining term of the Senior ABL Facility.

As of February 3, 2018 we had $137.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 3, 2018 was $24.9 million, with $7.2 million of letters of credit outstanding under the facility.

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

Interest; Fees
The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from (x) 3.50% to 4.50%, in the case of the Extended Revolving Credit Commitments or (y) 2.00% to 2.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 5.02% at February 3, 2018 and 3.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from (x) 2.50% to 3.50%, in the case of the Extended Revolving Credit Commitments or (y) 1.00% to 1.50%, in the case of the Non-Extended Revolving Credit Commitments (which the blended rate was approximately 8.00% at February 3, 2018 and 5.94% at January 28, 2017), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants
The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of February 3, 2018. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

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

See Note 16 regarding the Company's Term Loan Credit Agreement dated February 16, 2018.

NOTE 8—SUMMARY OF SEGMENT DATA
The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores and Home Appliance Showroom formats. The Outlet reportable segment also represents a business format. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the United States. The Net Sales categories include appliances, lawn and garden, tools and paint and other. The other category includes initial franchise revenue of $0.0 million and $(0.1) million from Hometown in 2016 and 2015, respectively, and $(0.2) million and $0.4 million from Outlet in 2016 and 2015, respectively. Initial franchise revenues in 2015 and 2016 consist of franchise fees paid with respect to new and existing Company-operated stores that we transfer to franchisees plus the net gain or loss on any related transfer of assets to the franchisees. No initial franchise revenues are included in the other category for Hometown or Outlet during 2017. Selling and administrative expense includes losses on franchisee notes receivables and IT transformation costs of $22.6 million, $9.2 million and $20.1 million for Hometown in 2017, 2016 and 2015, respectively, and $19.1 million, $5.0 million and $16.2 million for Outlet in 2017, 2016 and 2015, respectively. Costs associated with accelerated store closings totaling $14.4 million in 2017 ($6.7 million in Hometown; $7.7 million in Outlet) and $17.1 million in 2016 ($16.0 million in Hometown; $1.1 million in Outlet), were included in Cost of sales and occupancy and Selling and administrative expense.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017
thousands	Hometown	Outlet	Total
Net sales
Appliances	$805,490	$446,118	$1,251,608
Lawn and garden	204,371	19,024	223,395
Tools and paint	103,706	14,289	117,995
Other	63,655	63,298	126,953
Total	1,177,222	542,729	1,719,951
Costs and expenses
Cost of sales and occupancy	931,078	440,330	1,371,408
Selling and administrative	283,294	136,273	419,567
Impairment of property and equipment	2,581	776	3,357
Depreciation and amortization	5,378	7,661	13,039
Total	1,222,331	585,040	1,807,371
Operating loss	$(45,109)	$(42,311)	$(87,420)
Total assets	$281,805	$130,883	$412,688
Capital expenditures	$4,156	$5,072	$9,228

	2016
thousands	Hometown	Outlet	Total
Net sales
Appliances	$963,391	$517,625	$1,481,016
Lawn and garden	247,157	20,454	267,611
Tools and paint	150,520	17,856	168,376
Other	78,495	74,558	153,053
Total	1,439,563	630,493	2,070,056
Costs and expenses
Cost of sales and occupancy	1,145,678	515,636	1,661,314
Selling and administrative	318,589	140,197	458,786
Impairment of property and equipment	4,536	4,820	9,356
Depreciation and amortization	6,032	7,426	13,458
Loss (gain) on the sale of assets	69	(25,272)	(25,203)
Total	1,474,904	642,807	2,117,711
Operating loss	$(35,341)	$(12,314)	$(47,655)
Total assets	$303,166	$165,260	$468,426
Capital expenditures	$7,377	$4,821	$12,198

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
thousands	Hometown	Outlet	Total
Net sales
Appliances	$1,056,175	$529,083	$1,585,258
Lawn and garden	286,222	22,166	308,388
Tools and paint	183,591	17,850	201,441
Other	104,288	88,413	192,701
Total	1,630,276	657,512	2,287,788
Costs and expenses
Cost of sales and occupancy	1,262,215	507,071	1,769,286
Selling and administrative	378,141	167,987	546,128
Impairment of property and equipment	1,983	2,001	3,984
Depreciation and amortization	3,585	6,977	10,562
Total Costs and expenses	1,645,924	684,036	2,329,960
Operating loss	$(15,648)	$(26,524)	$(42,172)
Total assets	$421,615	$212,218	$633,833
Capital expenditures	$4,563	$6,867	$11,430

NOTE 9 —QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables reflect the unaudited quarterly consolidated statements of operations for the periods indicated.

	Fiscal Year Ended February 3, 2018
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$448,233	$489,985	$385,959	$395,774
COSTS AND EXPENSES
Cost of sales and occupancy	354,478	397,637	299,271	320,022
Selling and administrative	110,881	115,208	93,101	100,377
Impairment of property and equipment	—	—	—	3,357
Depreciation and amortization	2,204	4,704	3,002	3,129
Total costs and expenses	467,563	517,549	395,374	426,885
Operating loss	(19,330)	(27,564)	(9,415)	(31,111)
Interest expense	(1,591)	(1,874)	(2,149)	(2,444)
Other income	319	231	194	181
Loss before income taxes	(20,602)	(29,207)	(11,370)	(33,374)
Income tax (expense) benefit	(832)	(239)	437	130
NET LOSS	$(21,434)	$(29,446)	$(10,933)	$(33,244)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.94)	$(1.30)	$(0.48)	$(1.46)
Diluted:	$(0.94)	$(1.30)	$(0.48)	$(1.46)

Basic weighted average common shares outstanding	22,702	22,702	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702	22,702	22,702

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended January 28, 2017
thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	$536,981	$556,388	$487,795	$488,892
COSTS AND EXPENSES
Cost of sales and occupancy	420,790	441,508	392,562	406,454
Selling and administrative	117,992	118,808	109,158	112,828
Impairment of property and equipment	—	—	—	9,356
Depreciation and amortization	3,257	3,293	3,188	3,720
(Gain) loss on the sale of assets	—	(25,269)	—	66
Total costs and expenses	542,039	538,340	504,908	532,424
Operating (loss) income	(5,058)	18,048	(17,113)	(43,532)
Interest expense	(766)	(886)	(840)	(1,771)
Other income	397	378	373	342
(Loss) income before income taxes	(5,427)	17,540	(17,580)	(44,961)
Income tax benefit (expense)	1,857	(6,898)	(75,617)	(833)
NET (LOSS) INCOME	$(3,570)	$10,642	$(93,197)	$(45,794)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.16)	$0.47	$(4.11)	$(2.02)
Diluted:	$(0.16)	$0.47	$(4.11)	$(2.02)

Basic weighted average common shares outstanding	22,666	22,696	22,702	22,691
Diluted weighted average common shares outstanding	22,666	22,699	22,702	22,691
NOTE 10—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually and in the aggregate, in the opinion of management, would not have a material adverse effect on our business, financial position, or results of operations, or cash flows.

NOTE 11—LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In periods where the Company records a net loss, the diluted per share amount is equal to the basic per share amount.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components used to calculate basic and diluted loss per common share attributable to our stockholders.

	Fiscal Year Ended
thousands except income per common share	February 3, 2018	January 28, 2017	January 30, 2016
Basic weighted average shares	22,702	22,691	22,666
Dilutive effect of restricted stock	—	—	—
Diluted weighted average shares	22,702	22,691	22,666

Net loss	$(95,057)	$(131,919)	$(27,261)

Loss per common share:
Basic	$(4.19)	$(5.81)	$(1.20)
Diluted	$(4.19)	$(5.81)	$(1.20)

For 2016 and 2015, unvested shares of restricted stock of 14,000, and 55,958, respectively, were excluded from the computation of diluted earnings per share due to them having an anti-dilutive effect. For 2017, unvested shares of restricted stock of 14,000 were excluded from diluted earnings per share through the date of forfeiture.

NOTE 12 — EQUITY

Stock-based Compensation

Under our stock-based employee compensation plan, referred to as the Company's Amended and Restated 2012 Stock Plan (the "Plan"), there are four million shares of stock reserved for issuance pursuant to the Plan. We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) pursuant to the Plan. The Company has made no stock-option awards under the Plan.

A total of 89,221 shares of restricted stock were granted under the Plan in the second quarter of 2013 (the "2013 RS Grant") and 14,000 shares of restricted stock were granted under the Plan in the second quarter of 2015 (the "2015 RS Grant"). As of May 16, 2016, 52,691 shares of the 2013 RS Grant had been forfeited. On that date the remaining 36,530 shares of restricted stock comprising the 2013 RS Grant vested in accordance with the terms and conditions of the governing restricted-stock agreements and the Plan. The 14,000 shares of restricted stock comprising the 2015 RS Grant were forfeited in the first quarter of 2017.

During 2015 the Company granted a total of 159,475 stock units under the Plan. All of these stock units were payable solely in cash based on the Nasdaq stock price at the vesting date. As of February 3, 2018, 34,091 of these stock units had been forfeited. On April 13, 2018, the remaining 125,384 stock units vested in accordance with and subject to the terms and conditions of governing stock-unit agreements and the Plan.

On January 30, 2017 the Company granted a total of 262,788 stock units under the Plan. As of February 3, 2018, 40,000 of these stock units had been forfeited and 76,485 had vested. The remaining 146,303 stock units will vest, if at all, in two substantially equal installments on January 30 in 2019 and 2020 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards vary based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan. These stock units will vest in three substantially equal installments on January 30 in 2019, 2020 and 2021 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards vary based on changes in our Nasdaq stock price at the end of each reporting period.

The shares of restricted stock referred to above in this Note 12 constituted outstanding shares of the Company's common stock. The recipients of the restricted stock grants had full voting and dividend rights with respect to, but were unable to transfer or pledge, their shares of restricted stock prior to the applicable vesting dates. The stock units referred to above in this Note 12,

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which were, and are, payable solely in cash based on the Nasdaq closing price of our common stock at the applicable vesting dates, do not constitute outstanding shares of the Company's common stock. The recipients of the stock unit grants have, with respect to their stock units, no rights to receive the Company's common stock or other securities of the Company, no rights as a stockholder of the Company, no dividend rights, and no voting rights.

We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. Except for the grants of restricted stock and stock units referred to above in this Note 12, the Company has not made any grant or award under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During 2017 we reversed $0.1 million in total stock-based compensation expense related to the forfeiture of unvested restricted stock. In addition, during 2017 we recognized $0.3 million in total compensation expense related to the stock unit grants described above. At February 3, 2018, we had $1.2 million in total estimated unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over the next approximately 3.0 years.

Changes during 2017 with respect to the 2015 RS Grant are noted below.

(Shares in thousands)	Restricted Stock	Weighted-Average Fair Value on Date of Grant
Balance at January 28, 2017	14	$9.38
Granted	—	—
Vested	—	—
Forfeited	(14)	9.38
Balance at February 3, 2018	—	$—

Share Repurchase Program

On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. See Notes 7 and 16 to these Condensed Consolidated Financial Statements regarding the limits included in the Senior ABL Facility and the Company's Term Loan Credit Agreement on SHO’s ability to repurchase its common stock.  Shares that are repurchased by the Company pursuant to the repurchase program would be retired and would resume the status of authorized and unissued shares of common stock.

No shares were repurchased during fiscal years 2017, 2016 or 2015. At February 3, 2018, we had $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—DEFINED CONTRIBUTION PLAN

We sponsor a Sears Hometown and Outlet Stores, Inc. 401(k) savings plan for employees meeting service-eligibility requirements. The Company offers a discretionary match contribution. The expense related to the savings plan has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits as incurred during employees' tenure of employment.
Expenses for the retirement savings plan were as follows:

thousands	2017	2016	2015
401(k) Savings Plan	$1,056	$957	$905

NOTE 14—SALE OF ASSETS

On July 27, 2016, we completed the sale of an owned property located in San Leandro, California. Net proceeds from the sale were $26.1 million, and we recorded a gain on the sale of $25.2 million when the sale was completed in accordance with the terms and conditions of the Purchase and Sale Agreement. We did not sell any owned property in fiscal 2017.

NOTE 15—STORE CLOSING CHARGES

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

Accelerated store closure costs were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
Fiscal year ended February 3, 2018	$9,665	$4,527	$979	$224	$15,395

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
Fiscal year ended January 28, 2017	$8,477	$7,224	$565	$1,400	$17,666

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

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Closed Store Reserves

Store closing reserves of $4.7 million and $7.7 million are included within other current liabilities in the Condensed Consolidated Balance Sheets at February 3, 2018 and January 28, 2017, respectively. Changes in the store closing reserves are as follows:

Thousands	Total
Balance at January 30, 2016	$—
Store closing costs	9,877
Payments/utilization	(2,218)
Balance at January 28, 2017	$7,659
Store closing costs	9,889
Payments/utilization	(12,893)
Balance at February 3, 2018	$4,655

NOTE 16—SUBSEQUENT EVENTS

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. Costs related to and incurred for the Term Loan totaled approximately $1.0 million and will be amortized over the remaining term of the Term Loan.
The principal terms of the Term Loan Agreement are summarized below.
Security and Guarantees
The Term Loan Agreement is secured by a second lien security interest (subordinate only to the liens securing the Senior ABL Facility) on substantially all the assets of the Company and its subsidiaries (the same assets as the assets specified with respect to the Senior ABL Facility), including without limitation accounts receivable, inventory, general intangibles, investment property, equipment, cash, cash equivalents, deposit accounts and securities accounts, as well as other assets (other than intellectual property and fee-owned interests in real property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance. The Term Loan Agreement is guaranteed by the Company and each of its existing and future direct and indirect wholly owned domestic subsidiaries (other than specified immaterial subsidiaries).

Prepayments
The Term Loan is subject to mandatory prepayment in amounts equal to the amount by which the outstanding Term Loan exceeds the borrowing base specified in the Term Loan Agreement plus a reserve to be maintained against the borrowing base for the Senior ABL Facility (the “push-down reserve”), which reserve will be equal to total outstanding under the Term Loan Agreement that exceed the Term Loan Agreement’s borrowing base, if such excess were to arise. The Company may not reborrow amounts prepaid.

Interest; Fees
The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

Covenants
The Term Loan Agreement includes a number of negative covenants that, among other things, limit or restrict the ability of the Company, the Borrowers, and the Company’s other subsidiaries to, subject to exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, or change the nature of the business. In addition, upon excess availability falling below a specified level or the occurrence of an event of default the Company would be subject to a cash dominion requirement. The Term Loan Agreement also provides that the Borrowers will not permit availability under the Term Loan Agreement and the Senior ABL Facility to be less than 10% of a combined loan cap.

SEARS HOMETOWN AND OUTLET STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Agreement also contains affirmative covenants including, among others, financial and other reporting and notification requirements, maintenance of properties, inspection rights, and physical inventories. The Company and the Borrowers also agree that the Company and the Borrowers will cause the push-down reserve to be established and maintained when and if required by the Term Loan Agreement. The Term Loan Agreement borrowing base generally means specified amounts of credit card receivables and inventory (net of reserves), minus the loan cap for the Senior ABL Facility and availability reserves.

Events of Default
The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein), material judgments, and change of control.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores, Inc. (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP
We have served as the Company's auditor since 2012.
Chicago, Illinois
April 18, 2018

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 3, 2018, with the participation of our principal executive and principal financial officers. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management's assessment, management believes that as of February 3, 2018, the Company’s internal controls over financial reporting were effective based on those criteria.

In accordance with the rules of the Securities and Exchange Commission this Annual Report on Form 10-K is not required to, and does not, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts, and executive officers is included under the headings "Item 1. Election of Directors," "--Corporate Governance-Director Independence," "--Audit Committee Financial Experts," and "--Executive Officers," respectively, of the 2018 Proxy Statement and is incorporated herein by reference. Information required by this Item 10 with respect to Section 16(a) beneficial ownership reporting compliance is included under the heading "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" of the 2018 Proxy Statement and is incorporated herein by reference.
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
During the Company's 2017 fiscal year there were no changes to the process by which stockholders may recommend nominees to the Board of Directors.

Item 11. Executive Compensation
Information regarding executive and director compensation is incorporated herein by reference to information under the headings "Item 1-Election of Directors-Executive Compensation," "Item 1-Election of Directors-Compensation of Directors," and "Item 1-Election of Directors-Executive Compensation-Compensation Committee Report" of the 2018 Proxy Statement. The material incorporated herein by reference to the information set forth under the heading "Item 1-Election of Directors-Compensation Committee Report" of the 2018 Proxy Statement shall be deemed furnished, and not filed, in this Annual Report on Form 10-K and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act as a result of this furnishing except to the extent that it is specifically incorporated by reference by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of specified beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors-Amount and Nature of Beneficial Ownership" of the 2018 Proxy Statement.

Equity Compensation Plan Information
The below table reflects information, as of February 3, 2018, about securities authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	3,253,418	(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	3,253,418	(2)

(1) We have not issued any options, warrants, or other rights under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan that are exercisable for the purchase of shares of our common stock.
(2) A total of 4,000,000 shares of stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan, consisting of restricted stock, stock units representing rights to receive cash or shares of our common stock, stock options, and stock appreciation rights. As of February 3, 2018 a total of 633,405 stock units were outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions with Sears Holdings, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to information under the headings "Certain Relationships and Transactions" and "Corporate Governance" in the 2018 Proxy Statement.

Item 14.     Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 3. Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fees" of the 2018 Proxy Statement.

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

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer

Date:	April 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* Will Powell Will Powell	Director, Chief Executive Officer and President (principal executive officer)	April 18, 2018

* E.J. Bird E.J. Bird	Director, Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 18, 2018

* William K. Phelan William K. Phelan	Chairman of the Board and Director	April 18, 2018

* James F. Gooch James F. Gooch	Director	April 18, 2018

* David Robbins David Robbins	Director	April 18, 2018

* Josephine Linden Josephine Linden	Director	April 18, 2018

* Kevin Longino Kevin Longino	Director	April 18, 2018

/S/CHARLES J. HANSEN * By Charles J. Hansen, Attorney in Fact		April 18, 2018

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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
10.1
Separation Agreement between Sears Holdings Corporation and registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.2
Amendment No. 1 to Separation Agreement between the registrant and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.3
Store License Agreement between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.4
Amendment No. 1 to Store License Agreement between Sears, Roebuck and Co. and Sears Authorized Hometown Stores, LLC.effective as of July 10, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

10.5
Store License Agreement between Sears, Roebuck and Co. and Sears Home Appliance Showrooms, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.6
Store License Agreement between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.7
Amendment No. 1 to Store License Agreement (Outlet) between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated December 9, 2013 (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-35641)).

10.8
Amendment No. 2 to Store License Agreement (Outlet) between Sears, Roebuck and Co. and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.9
Trademark License Agreement between Sears, Roebuck and Co. and registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.10(1)
Amendment No. 4 to Merchandising Agreement between (1) Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and (2) registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.11(1)
Amended and Restated Merchandising Agreement between (1) Sears, Roebuck and Co., Kmart Corporation and Sears Holdings Corporation and (2) registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-35641)).

10.12
Amendment to Amended and Restated Merchandising Agreement between (1) Sears, Roebuck and Co. and Kmart Corporation and (2) registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 9, 2017 (File No. 001-35641)).

10.13
Amendment No. 2 to Amended and Restated Merchandising Agreement dated as of July 10, 2017 among (1) the registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (2) Sears Holdings Corporation, Sears, Roebuck and Co., and Kmart Corporation (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.14(1)
Purchase Agreement for Excess and Salvage Merchandise dated July 17, 2017 between Innovel Solutions, Inc. (a wholly owned subsidiary of Sears Holdings Corporation) and the registrant ((incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

10.15
Services Agreement between Sears Holdings Management Corporation and registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.16
Amendment No. 1 to Services Agreement between the registrant and Sears Holdings Management Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.17
Amendment No. 2 to Services Agreement between the registrant and Sears Holdings Management Corporation dated April 23, 2014 (incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-35641)).

10.18
Amendment No. 3 to Services Agreement between the registrant and Sears Holdings Management Corporation dated March 11, 2015 (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).

10.19(1)
Amendment No. 4 to Services Agreement between the registrant and Sears Holdings Management Corporation dated May11, 2016 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.20
Amendment No. 5 to Services Agreement between the registrant and Sears Holdings Management Corporation dated May11, 2016 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-35641)).

10.21
Amendment 7 to Services Agreement between the registrant and Sears Holdings Management Corporation dated April 7, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017 (File No. 001-35641)).

10.22
Amendment 8 to Services Agreement between the registrant and Sears Holdings Management Corporation dated July 10, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

10.23(3)	Amendment No. 9 to Services Agreement between the registrant and Sears Holdings Management Corporation dated December 15, 2017.
10.24(1)
Shop Your Way Retail Establishment Agreement between Sears Holdings Management Corporation and registrant (incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.25
Amendment No. 1 to Shop Your Way Retail Establishment Agreement between Sears Holdings Management Corporation and registrant dated May 11, 2016 (incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.26(1)
Amendment No. 2 to Shop Your Way Retail Establishment Agreement between Sears Holdings Management Corporation and registrant dated February 2, 2017 (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 ((File No. 001-35641)).

10.27
Tax Sharing Agreement between Sears Holdings and registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.21
Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated as of August 31, 2012 (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.22
Statement of Work #1 to Employee Transition and Administrative Services Agreement between (i) registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (ii) Sears Holdings Management Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.23
Amendment No. 1 to Employee Transition and Administrative Services Agreement between Sears, Roebuck and Co., registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.24
Supplemental Agreement between the registrant and Sears Holdings Corporation dated December 9, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.25
Amendment No. 1 to Supplemental Agreement between the registrant and Sears Holdings Corporation dated May 11, 2016 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.26(2)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.27(2)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.28(2)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.29(2)
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).

10.30(2)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
10.31(2)
Form of Amended and Restated Executive Severance Agreement (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-35641)).

10.32(2)	Form of Cash Retention Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 21, 2015 (File No. 001-35641)).
10.33(2)	Form of Stock Units Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 3, 2017 (File No. 001-35641)).
10.34(2)
Amended and Restated Executive Severance Agreement dated July 1, 2015 between the registrant and Will Powell (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641)).

10.35(2)
Letter agreement between the registrant and Will Powell dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641)).

10.36(2)
Retention Agreement between the registrant and Will Powell dated September 14, 2016 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 16, 2016 (File No. 001-35641)).

10.37(2)
Executive Severance Agreement dated June 10, 2014 between the registrant and Ryan D. Robinson (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.38(2)
Letter agreement between the registrant and Ryan D. Robinson, dated June 10, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.39(2)
Letter agreement between the registrant and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.40(2)
Letter agreement between the registrant and David J. Buckley dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641).

10.41(2)
Cash Incentive Agreement dated November 29, 2017 between the registrant and David J. Buckley (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-35641)).

10.42(2)
Letter agreement between the registrant and Michael A. Gray dated October 10, 2012 (incorporated by reference to Exhibit 10.37 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 000-51217)).

10.43(2)
Cash Incentive Agreement between the registrant and Michael A. Gray dated May 26, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 26, 2017 (File No. 001-35641)).

10.44(2)(3)	Amendment to Cash Incentive Agreement between the registrant and Michael A. Gray dated October 11, 2017.
10.45(2)
Offer Letter between the registrant and E. J. Bird dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 17, 2017 (File No. 001-35641)).

10.46(2)
Stock Units Agreement between the registrant and E. J. Bird dated August 15, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed August 17, 2017 (File No. 001-35641)).
.

10.47(2)
Incentive/Retention Agreement between the registrant and E. J. Bird dated August 15, 2017 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed August 17, 2017 (File No. 001-35641)).

10.48
Amended and Restated Credit Agreement, dated November 1, 2016, among Sears Authorized Hometown Stores, LLC and the other borrowers named therein, the registrant, and Bank of America, N.A., as Administrative Agent and Collateral Agent, and other lenders party thereto, as lenders (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed November 7, 2016 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.49
Amended and Restated Guaranty and Security Agreement, dated November 1, 2016, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed November 7, 2016 (File No. 001-35641)).

10.50
Term Loan Credit Agreement, dated February 16, 2018, among the registrant, Sears Authorized Hometown Stores, LLC and the other Borrowers party thereto, Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC as lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 20, 2018 (File No. 001-35641)).

10.51
Guaranty and Security Agreement, dated February 16, 2018, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Gordon Brothers Finance Company, as Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 20, 2018 (File No. 001-35641)).

21(3)	Subsidiaries of the registrant.
23(3)	Consent of BDO USA, LLP.
24(3)	Powers of Attorney.
31.1(3)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2(3)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1(3)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(4)
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016; (ii) the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017; (iii) the Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2017, January 28, 2017, and January 30, 2016; (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016; and (v) the Notes to the Consolidated Financial Statements.

(1)
The Securities and Exchange Commission granted the registrant's request for confidential treatment for the omitted portions of this Exhibit. The registrant has separately filed the omitted portions with the Securities and Exchange Commission.

(2)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

(3)	Filed herewith.

(4)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.