Form 10-Q
period 2018-05-05
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2018-06-08
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 5, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 7, 2018 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 5, 2018 and April 29, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	May 5, 2018	April 29, 2017
NET SALES	$381,281	$448,233
COSTS AND EXPENSES
Cost of sales and occupancy	293,803	354,478
Selling and administrative	90,479	110,881
Depreciation and amortization	2,608	2,204
Total costs and expenses	386,890	467,563
Operating loss	(5,609)	(19,330)
Interest expense	(3,452)	(1,591)
Other income	100	319
Loss before income taxes	(8,961)	(20,602)
Income tax expense	(408)	(832)
NET LOSS	$(9,369)	$(21,434)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.41)	$(0.94)
Diluted:	$(0.41)	$(0.94)

Basic weighted average common shares outstanding	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	May 5, 2018	April 29, 2017	February 3, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,288	$22,360	$10,402
Accounts and franchisee receivables, net	12,784	10,915	14,672
Merchandise inventories	332,449	372,487	336,294
Prepaid expenses and other current assets	8,101	8,883	7,131
Total current assets	367,622	414,645	368,499
PROPERTY AND EQUIPMENT, net	35,830	41,021	36,049
OTHER ASSETS, net	7,242	17,259	8,140
TOTAL ASSETS	$410,694	$472,925	$412,688
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$114,900	$93,700	$137,900
Payable to Sears Holdings Corporation	22,896	36,023	28,082
Accounts payable	17,730	27,671	15,741
Other current liabilities	50,594	64,252	53,142
Total current liabilities	206,120	221,646	234,865
TERM LOAN, net	38,412	—	—
OTHER LONG-TERM LIABILITIES	2,111	2,117	2,284
TOTAL LIABILITIES	246,643	223,763	237,149
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	164,051	249,162	175,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,694	$472,925	$412,688
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,369)	$(21,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,608	2,204
Share-based compensation	—	(103)
Provision for losses on franchisee receivables	42	116
Change in operating assets and liabilities:
Accounts and franchisee receivables	2,134	970
Merchandise inventories	3,845	1,328
Payable to Sears Holdings Corporation	(5,186)	(44,701)
Accounts payable	1,989	9,818
Store closing accrual	(1,814)	(3,440)
Other operating assets and liabilities, net	(3,492)	(1,248)
Net cash used in operating activities	(9,243)	(56,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,270)	(2,076)
Net cash used in investing activities	(2,270)	(2,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term (payments) borrowings on senior ABL facility	(23,000)	66,900
Net payments of capital lease obligations	(13)	(78)
Proceeds from term loan agreement	40,000	—
Debt issuance costs	(1,588)	—
Net cash provided by financing activities	15,399	66,822
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,886	8,256
CASH AND CASH EQUIVALENTS—Beginning of period	10,402	14,104
CASH AND CASH EQUIVALENTS—End of period	$14,288	$22,360
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,387	$1,594
Cash paid for income taxes	$877	$616
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(21,434)	(21,434)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at April 29, 2017	22,702	$227	$555,378	$(306,443)	$249,162

Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
Net loss	—	—	—	(9,369)	(9,369)
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	(2,119)	(2,119)
Balance at May 5, 2018	22,702	$227	$555,378	$(391,554)	$164,051
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of May 5, 2018 the Company or its dealers and franchisees operated a total of 882 stores across all 50 states and in Puerto Rico and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

Our common stock trades on the Nasdaq Stock Market under the trading symbol “SHOS.”

The Separation

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended May 5, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the "2017 10-K").

We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").

Our first fiscal quarter end is the Saturday closest to April 30 unless the preceding fiscal year was a 53-week year. Fiscal 2017 was a 53-week year. For 2018 and 2017, our first fiscal quarters ended as follows.

Fiscal Year	First Quarter Ended	Weeks
2018	May 5, 2018	13
2017	April 29, 2017	13

Our fiscal year end is the Saturday closest to January 31.

Unless otherwise stated, references to specific years and quarters in these notes are to fiscal years and fiscal quarters, respectively.

Reclassifications- certain amounts have been reclassified in order to conform to the current period presentation.

The Company’s accounting policies, as updated from our Annual Report on Form 10-K for the year ended February 3, 2018, pursuant to the adoption of the new standard, are as follows.

Revenue Recognition

Revenues from contracts with customers include sales of merchandise, commissions on merchandise sales made through www.sears.com, Company websites, services and extended-service plans, financing programs, and delivery and handling revenues related to merchandise sold. Revenue is measured based on the amount of fixed consideration that we expect to receive, reduced by estimates for variable consideration such as returns. Revenue also excludes any amounts collected from customers and remitted or payable to governmental authorities. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognize revenues from retail operations upon the transfer of control of goods to the customer. We satisfy our performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. We defer revenue for retail store and online transactions including commissions on extended-service plans, where we have received consideration but have not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. The balance of deferred revenue was $15.0 million and $16.4 million at May 5, 2018 and February 3, 2018, respectively. The change in deferred revenue represents revenue recognized during the first quarter of 2018. We recognize revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.

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

Reserve for Sales Returns and Allowances

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The typical return period is 30 days and the refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of revenues. The reserve for returns and allowances was $3.9 million and $1.1 million at May 5, 2018 and February 3, 2018, respectively.

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

Cash and cash equivalents, merchandise payables, accrued expenses (Level 1), accounts and franchisee notes receivable, and short-term debt (Level 2) are reflected in the Condensed Consolidated Balance Sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term borrowings and our Term Loan, the variable interest rates are a significant input in our fair value assessments and are consistent with the interest rates in the market. The carrying value of long-term notes receivable approximates fair value.

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist. The Company was not required to measure any other significant non–financial asset or liability at fair value as of May 5, 2018.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed below or in the 2017 Form 10-K are either not applicable or will not have or are not expected to have a material impact on the consolidated financial statements.

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
The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed. We are in the initial stages of evaluating the impact of the new standard on the accounting policies, processes, and system requirements. While the Company continues to assess the potential impacts of the new standard and anticipates this standard could have a material impact on the consolidated financial statements, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the financial statements at this time. However, upon adoption, we expect that the right of use asset and the lease liability will be recognized in the balance sheets in amounts that will be material.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Pronouncements

ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)"
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. Several additional ASUs have subsequently been issued amending and clarifying the standard. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle and to determine when and how revenue is recognized. The updates may be applied retrospectively for each period presented or as a cumulative-effect adjustment at the date of adoption.

We adopted this standard on February 4, 2018, using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements is as follows:

•
Our revenue is primarily generated from the sales of merchandise to customers through the retail, e-commerce or wholesale channels. Our performance obligations underlying such sales, and the timing of revenue recognition related thereto, remain substantially unchanged following the adoption of this ASU.

•
The adoption of ASU No. 2014-09 requires that we recognize our sales return allowance on a gross basis rather than as a net liability. As such, we now recognize (i) a return asset for the right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery costs (recorded as an increase to other current assets) and (ii) a return liability for the amount of expected returns (recorded as an increase to other accrued expenses).

We have made an accounting policy election to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (sales tax, value added tax, etc.).

We have made an accounting policy election to account for shipping and handling activities performed after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

We applied ASU No. 2014-09 only to contracts that were not completed prior to fiscal 2018. The cumulative effect of initially applying ASU No. 2014-09 was a $2.1 million increase to the opening balance of accumulated deficit as of February 4, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. We expect the impact of the adoption to be immaterial to our financial position, results of operations, and cash flows on an ongoing basis.

The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of May 5, 2018 was as follows:

Thousands	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Prepaid expenses and other current assets	$8,101	$1,226	$6,875
Other current liabilities	50,594	3,345	47,249
Accumulated deficit	(391,554)	(2,119)	(389,435)

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—NET SALES

During the 13 weeks ended May 5, 2018, approximately 97% of our revenues were generated in the United States.

Net sales of merchandise and services for the 13 weeks ended May 5, 2018 were as follows:

Thousands	13 Weeks Ended May 5, 2018
Merchandise	$351,978
Services	22,811
Other	6,492
Net sales	$381,281
NOTE 3—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	May 5, 2018	April 29, 2017	February 3, 2018
Short-term franchisee receivables	$1,147	$1,838	$1,205
Miscellaneous receivables	12,484	9,943	14,314
Long-term franchisee receivables	7,366	17,129	7,962
Other assets	4,486	6,702	5,106
Allowance for losses on short-term franchisee receivables (1)	(837)	(866)	(847)
Allowance for losses on long-term franchisee receivables (1)	(4,620)	(6,572)	(4,928)
Net accounts and franchisee receivables and other assets	$20,026	$28,174	$22,812

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs and existing economic conditions and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. We recognize the expense associated with the allowance for losses on franchisee receivables as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following as of the periods indicated:

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
Allowance for losses on franchisee receivables, beginning of period	$5,775	$8,242
Provisions during the period	42	116
Write off of franchisee receivables	(360)	(920)
Allowance for losses on franchisee receivables, end of period	$5,457	$7,438
NOTE 5—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	May 5, 2018	April 29, 2017	February 3, 2018
Customer deposits	$15,396	$20,417	$16,655
Sales and other taxes	7,195	12,841	9,221
Accrued expenses	21,931	21,939	17,755
Payroll and related items	5,342	6,953	7,140
Store closing and severance costs	2,841	4,219	4,655
Total Other current and long-term liabilities	$52,705	$66,369	$55,426
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

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 weeks ended May 5, 2018 and April 29, 2017, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the benefit of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for the three years ended February 3, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income. On the basis of this analysis, management has established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. Management will continue to evaluate objective and subjective evidence for changes in circumstances that cause a change in judgment about the realizability of the deferred tax assets.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, eliminated corporate alternative minimum tax (AMT) and changed how existing credits can be realized, and enacted various other miscellaneous changes that were effective in fiscal 2017. The Tax Act also established other new tax laws that affect fiscal 2018, including a new limitation on deductible interest expense, limitations on the deductibility of certain executive compensation, limitations on the use of FTCs to reduce the U.S. income tax liability, and limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income.

We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act; however, in certain cases, as described below, aspects of our accounting are complete. Additionally, we have made a reasonable estimate of other effects. Currently, we have not adjusted our provisional amounts recorded at February 3, 2018. We will continue to make and refine our calculations as additional analysis is completed.

In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $0.8 million in the fiscal year ended February 3, 2018. This net tax benefit consisted of a reduction in the valuation allowance by $0.8 million as a result of the elimination of the AMT credit as a deferred tax asset and corresponding establishment of a long term receivable.

The Tax Act reduced the corporate rate to 21%, effective January 1, 2018. Our net deferred tax assets and deferred tax liabilities decreased by $35.2 million with a corresponding net adjustment to the valuation allowance for the year ended February 3, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate and valuation allowances, it may be affected by other analyses related to the Tax Act.

Estimates for the applicable various new tax laws effective in fiscal 2018, were included in the first quarter tax provision analysis. Due to our NOLs and valuation allowance, no additional tax provision was recorded due to the Tax Act changes. We will continue to make and refine our calculations as additional information is known and added to the analysis throughout the year.
NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own 58.8% of our outstanding shares of common stock and more than 50% of Sears Holdings' shares of common stock.
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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
Net Commissions from Sears Holdings	$15,139	$17,397
Purchases related to cost of sales and occupancy	191,652	264,530
Services included in selling and administrative expense	13,529	16,533

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company can pay invoices early and receive a deduction on invoices for early–payment discounts commensurate with the number of days paid early. The Company and Sears Holdings each can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to the other. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. During the first quarters of 2018 and 2017, the Company paid most invoices early and received discounts of $0.5 million and $0.6 million, respectively, which are reflected in the Condensed Consolidated Statements of Operations.

We recorded real estate occupancy payments of $0.2 million and $0.3 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively, to Seritage Growth Properties, a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 8—FINANCING ARRANGEMENTS

Senior ABL Facility

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the earliest of (1) February 29, 2020, (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility, and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $3.0 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of May 5, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of May 5, 2018, we had $114.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 5, 2018 was $47.9 million, with $7.2 million of letters of credit outstanding under the facility.

We continued our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a cash discount depending on the number of days we paid before the invoice due date. The Senior ABL Facility borrowings increased by approximately $18 million as of May 5, 2018 as a result of our accelerated payments. The discounts we received for the accelerated payments, less the incremental interest expense, resulted in a net financial benefit to the Company that is described in Note 7 to these Condensed Consolidated Financial Statements.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50% (the rate was approximately 6.25% at May 5, 2018), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.25% at May 5, 2018), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors).  The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of May 5, 2018. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

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

Term Loan Agreement

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement.

Unamortized debt costs related to the Term Loan are $1.6 million netted against the term note on the Condensed Consolidated Balance Sheets as of May 5, 2018 and are being amortized over the remaining term of the Term Loan.

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.37% at May 5, 2018) plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

	13 Weeks Ended May 5, 2018
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$172,560	$105,375	$277,935
Lawn and garden	48,465	4,786	53,251
Tools and paint	19,153	3,149	22,302
Other	13,526	14,267	27,793
Total	253,704	127,577	381,281
Costs and expenses
Cost of sales and occupancy	198,728	95,075	293,803
Selling and administrative	65,010	25,469	90,479
Depreciation and amortization	1,324	1,284	2,608
Total	265,062	121,828	386,890
Operating (loss) income	$(11,358)	$5,749	$(5,609)
Total assets	$289,035	$121,659	$410,694
Capital expenditures	$1,918	$352	$2,270

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

NOTE 11— LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In the periods where the Company records a net loss the diluted per share amount is equal to the basic per share amount.

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended
Thousands except income per common share	May 5, 2018	April 29, 2017
Basic weighted average shares	22,702	22,702
Diluted weighted average shares	22,702	22,702
Net loss	$(9,369)	$(21,434)

Loss per common share:
Basic	$(0.41)	$(0.94)
Diluted	$(0.41)	$(0.94)

NOTE 12—EQUITY

Stock-Based Compensation
Under our stock-based employee compensation plan, referred to as the Company's Amended and Restated 2012 Stock Plan (the "Plan"), there are four million shares of stock reserved for issuance (less stock units that have vested and outstanding stock units that have not yet vested). We are authorized to grant restricted stock, stock units, stock options, and to make other awards pursuant to the Plan.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A total of 14,000 shares of restricted stock were granted under the Plan to an eligible individual in the second quarter of 2015 and were forfeited in the first quarter of 2017.

During 2015 the Company granted a total of 159,475 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting date. As of April 13, 2018 34,091 of these stock units had been forfeited and on that date the remaining 125,384 stock units vested in accordance with, and subject to the terms and conditions of, governing stock unit agreements and the Plan.

During 2017 the Company granted a total of 262,788 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. On January 30, 2018 76,485 of these stock units vested in accordance with, and subject to the terms and conditions of, governing stock unit agreements and the Plan and as of May 5, 2018 40,000 of these stock units had been forfeited. The remaining 146,303 stock units will vest, if at all, in two substantially equal installments on January 30 in 2019 and 2020 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. These stock units will vest in three substantially equal installments on January 30 in 2019, 2020 and 2021 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

The shares of restricted stock referred to above constituted outstanding shares of the Company's common stock. The recipient of the restricted stock grant had full voting and dividend rights with respect to, but was unable to transfer or pledge, the shares of restricted stock prior to the applicable vesting date. The stock units referred to above, which were, and are, payable solely in cash based on the Nasdaq closing price of our common stock on the applicable vesting dates, do not constitute outstanding shares of the Company's common stock. The recipients of the stock unit grants have, with respect to their stock units, no rights to receive the Company's common stock or other securities of the Company, no rights as a stockholder of the Company, no dividend rights, and no voting rights.

We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the first quarter of 2018 no stock-based compensation expense was recorded. At May 5, 2018 we had $1.0 million in total estimated unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over the next approximately 2.75 years.

Share Repurchase Program

On August 28, 2013 the Company's Board of Directors authorized a $25 million repurchase program for the Company's outstanding shares of common stock. The timing and amount of repurchases depend on various factors, including market conditions, the Company's capital position and internal cash generation, and other factors. The Company's repurchase program does not include specific price targets, may be executed through open-market, privately negotiated, and other transactions that may be available, and may include utilization of Rule 10b5-1 plans. The repurchase program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The repurchase program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time. See Note 8 to these Condensed Consolidated Financial Statements regarding the limits included in the Senior ABL Facility and the Company's Term Loan Credit Agreement on the Company’s ability to repurchase its common stock.  Shares that are repurchased by the Company pursuant to the repurchase program would be retired and would resume the status of authorized and unissued shares of common stock.

No shares were repurchased during the 13 weeks ended May 5, 2018. At May 5, 2018, we had $12.5 million of remaining authorization under the repurchase program.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13—STORE CLOSING CHARGES

Accelerated Closed Store Charges

We continue to take proactive steps to make the best use of capital by closing unprofitable stores. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer expect to receive any economic benefit are accrued when we cease to use the leased space and have been reduced for estimated sublease income.

Accelerated (prior to lease expiration) store closing costs (benefit) for the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended May 5, 2018	$79	$—	$—	$—	$79

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended April 29, 2017	$(950)	$—	$—	$—	$(950)

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

Closed Store Reserves

Store closing reserves at May 5, 2018 and February 3, 2018 are shown in the table below. Store closing reserves of $2.8 million, $4.2 million, and $4.7 million are included within other current liabilities in the Condensed Consolidated Balance Sheets at May 5, 2018, April 29, 2017 and February 3, 2018, respectively.

Thousands	Total
Balance at February 3, 2018	$4,655
Store closing costs	79
Payments/utilization	(1,893)
Balance at May 5, 2018	$2,841

NOTE 14—SUBSEQUENT EVENT

Store Closings

In June 2018 the Company determined that during the second quarter of 2018 it will close, or seek the closure by dealers of, between 90 to 100 Hometown stores (in most instances prior to the expiration of leases or dealer agreements) to continue the Company's efforts to reduce costs, make the best use of capital, and improve the Company's profitability. The closings are expected to result in a one-time charge of between $6.5 million and $7.5 million during the second quarter of 2018 for inventory markdowns and write-offs and other store-closing costs.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the "2017 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in the 2017 10-K for discussions of the uncertainties and the risks to which forward-looking statements are subject.

Executive Overview

We are a national retailer primarily focused on selling appliances, lawn and garden equipment, and tools. As of May 5, 2018, we or our dealers and franchisees operated a total of 882 stores across all 50 states, Puerto Rico, and Bermuda. During the first quarter of 2018, the Company opened three stores and closed 21 stores.

In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts as well as access to financing through credit card and leasing programs made available by unaffiliated providers.

Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the particular format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than list prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products across a broad assortment of merchandise categories, including appliances, lawn and garden equipment, apparel, mattresses, sporting goods, and tools.

As of May 5, 2018 Hometown consisted of 752 stores as follows:

•
695 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
18 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of appliances.

•	34 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.

•
5 Buddy's Home Furnishings Rent-to-Own Franchise Stores - Stores where we are a franchisee, enabling us to benefit from Buddy's expertise and systems infrastructure in the Rent-to-Own business in which we own the inventory that we rent to our customers.

As of May 5, 2018, Hometown consisted of 692 dealer-operated stores, 32 franchisee-operated stores, and 28 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.

As of May 5, 2018, nine of the 130 Outlet stores were operated by franchisees and the rest were operated by the Company. Dealers and franchisees exercise control over the day-to-day operations of their stores, make capital decisions regarding their stores, and exclusively make all hiring, compensation, benefits, termination, and other decisions regarding the terms and conditions of employment, and exclusively establish all employment policies, procedures, and practices with respect to employees.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

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

Merchandise Subsidies and Cash Discounts from Sears Holdings

In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the first quarter of 2018 Sears Holdings' Vendor Funds were lower compared to the first quarter of 2017 and SHO's portion of the collected Vendor Funds during the first quarter of 2018 year were approximately $2.4 million lower than SHO's portion for the first quarter of 2017. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or increase, we expect our portion will continue to decline in 2018 due to an expected increase in purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Sears Holdings were to decline to a significantly greater extent than SHO's purchases through Sears Holdings, SHO's results of operations could be adversely affected to a material extent.

Home Office Overhead Allocation

Since the Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings.

Seasonality

Our business is not concentrated in the holiday season, as the majority of the products we sell are not typically thought of as holiday gifts. Lawn and Garden sales generally peak in our second quarter as customers prepare for and execute outdoor projects during the spring and early summer. See Note 9 to the Consolidated Financial Statements included in the 2017 10-K for our quarterly financial results (unaudited) for 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the 13 weeks ended May 5, 2018 and April 29, 2017.

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
NET SALES	$381,281	$448,233
COSTS AND EXPENSES
Cost of sales and occupancy	293,803	354,478
Selling and administrative	90,479	110,881
Selling and administrative expense as a percentage of net sales	23.7%	24.7%
Depreciation and amortization	2,608	2,204
Total costs and expenses	386,890	467,563
Operating loss	(5,609)	(19,330)
Interest expense	(3,452)	(1,591)
Other income	100	319
Loss before income taxes	(8,961)	(20,602)
Income tax expense	(408)	(832)
NET LOSS	$(9,369)	$(21,434)

Gross Margin	$87,478	$93,755
Margin rate	22.9%	20.9%

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

Net Loss

We recorded a net loss of $9.4 million for the first quarter of 2018 compared to a net loss of $21.4 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed below in this Item 2.

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
13 Weeks Ended May 5, 2018 and April 29, 2017

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
Net loss	$(9,369)	$(21,434)
Income tax expense	408	832
Other income	(100)	(319)
Interest expense	3,452	1,591
Operating loss	(5,609)	(19,330)
Depreciation and amortization	2,608	2,204
Provision for franchisee note losses, net of recoveries	42	116
IT transformation investments	5,743	9,255
Accelerated closure of under-performing stores	79	(950)
Adjusted EBITDA	$2,863	$(8,705)

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

13-Week Period Ended May 5, 2018 Compared to the 13-Week Period Ended April 29, 2017

Net Sales

Net sales in the first quarter of 2018 decreased $67.0 million, or 14.9%, to $381.3 million from the first quarter of 2017. This decrease was driven primarily by a 10.5% decrease in comparable store sales and the impact of closed stores (net of new store openings). Comparable store sales were down 11.6% and 8.3% in Hometown and Outlet, respectively. Appliances and mattresses outperformed the average while lawn and garden and tools underperformed the average.

Gross Margin

Gross margin was $87.5 million, or 22.9% of net sales, in the first quarter of 2018 compared to $93.8 million, or 20.9% of net sales, in the first quarter of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales partially offset by higher occupancy costs. The impact of occupancy costs on the gross margin rate was a reduction of 426 basis points in the first quarter of 2018 and a reduction of 342 basis points in the first quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $90.5 million, or 23.7% of net sales, in the first quarter of 2018 from $110.9 million, or 24.7% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from stores closed (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume and a shift in the mix of Company-operated stores, and lower IT transformation investments. IT transformation investments were $5.7 million, or 1.5% of net sales, in the first quarter of 2018 compared to $9.3 million, or 2.1% of net sales, in the first quarter of 2017.

Operating Loss

We recorded an operating loss of $5.6 million during the first quarter of 2018 compared to $19.3 million during the first quarter of 2017. The decrease in operating loss was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

Income Taxes

Income tax expense of $0.4 million and $0.8 million was recorded in the first quarter of 2018 and 2017, respectively. The effective tax rate was 4.6% in the first quarter of 2018 and 4.0% in the first quarter of 2017.

Net Loss

We recorded a net loss of $9.4 million for the first quarter of 2018 compared to a net loss of $21.4 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Hometown

Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 5, 2018	April 29, 2017
NET SALES	$253,704	$297,214
Comparable store sales %	(11.6)%	(6.8)%
COSTS AND EXPENSES
Cost of sales and occupancy	198,728	229,874
Selling and administrative	65,010	74,417
Selling and administrative expense as a percentage of net sales	25.6%	25.0%
Depreciation and amortization	1,324	855
Total costs and expenses	265,062	305,146
Operating loss	$(11,358)	$(7,932)

Gross margin dollars	54,976	67,340
Margin rate	21.7%	22.7%

Total Hometown stores	752	864

13-Week Period ended May 5, 2018 Compared to the 13-Week Period Ended April 29, 2017

Net Sales

Hometown net sales in the first quarter of 2018 decreased $43.5 million, or 14.6%, to $253.7 million from the first quarter of 2017. The decrease was primarily due to an 11.6% decrease in comparable store sales and the impact of closed stores (net of new stores). The appliances category outperformed the average comparable store sales and lawn and garden, tools and mattresses underperformed the average.

Gross Margin

Gross margin was $55.0 million, or 21.7% of net sales, in the first quarter of 2018 compared to $67.3 million, or 22.7% of net sales, in the first quarter of 2017. The decrease in gross margin rate was primarily driven by a lower margin on merchandise sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $65.0 million, or 25.6% of net sales, in the first quarter of 2018 from $74.4 million, or 25.0% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from store closures (net of new store openings), reduced IT transformation costs, and lower commissions paid to dealers and franchisees on lower sales volume. IT transformation investments were $4.0 million, or 1.6% of net sales, in the first quarter of 2018 compared to $6.2 million, or 2.1% of net sales, in the first quarter of 2017.

Operating Loss

We recorded operating losses of $11.4 million and $7.9 million in the first quarters of 2018 and 2017, respectively. The increase in operating loss was due to lower volume and a lower gross margin rate partially offset by lower selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

The following table presents a reconciliation of our Hometown segment's adjusted EBITDA to operating loss, the most comparable GAAP measure for our Hometown segment, for each of the periods indicated:

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
Operating loss	(11,358)	(7,932)
Depreciation and amortization	1,324	855
Provision for franchisee note losses, net of recoveries	(57)	(83)
IT transformation investments	3,976	6,154
Accelerated closure of under-performing stores	221	(950)
Adjusted EBITDA	$(5,894)	$(1,956)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Outlet

Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 5, 2018	April 29, 2017
NET SALES	$127,577	$151,019
Comparable store sales %	(8.3)%	(8.3)%
COSTS AND EXPENSES
Cost of sales and occupancy	95,075	124,604
Selling and administrative	25,469	36,464
Selling and administrative expense as a percentage of net sales	20.0%	24.1%
Depreciation and amortization	1,284	1,349
Total costs and expenses	121,828	162,417
Operating income (loss)	$5,749	$(11,398)

Gross margin dollars	32,502	26,415
Margin rate	25.5%	17.5%

Total Outlet stores	130	148

13-Week Period ended May 5, 2018 Compared to the 13-Week Period Ended April 29, 2017

Net Sales

Outlet net sales in the first quarter of 2018 decreased $23.4 million, or 15.5%, to $127.6 million from the first quarter of 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings) and an 8.3% decrease in comparable store sales. Tools, appliances, and lawn and garden underperformed the average comparable store sales and mattresses and furniture outperformed the average.

Gross Margin

Gross margin was $32.5 million, or 25.5% of net sales, in the first quarter of 2018 compared to $26.4 million, or 17.5% of net sales, in the first quarter of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and was partially offset by an increase in occupancy costs. The impact of occupancy costs on the gross margin rate was a reduction of 1,064 basis points in the first quarter of 2018 and a reduction of 831 basis points in the first quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $25.5 million, or 20.0% of net sales, in the first quarter of 2018 from $36.5 million, or 24.1% of net sales, in the prior-year comparable quarter. The decrease was primarily due to: (1) lower commissions paid to franchisees on lower volume due to a reduced mix of franchisee-operated stores; (2) lower expenses from store closures (net of new store openings); (3) lower marketing expenses; and (4) lower IT transformation costs. These reductions were partially offset by an increase in payroll and benefits expense due to an increased mix of company-operated stores. IT transformation investments were $1.8 million, or 1.4% of net sales, in the first quarter of 2018 compared to $3.1 million, or 2.1% of net sales, in the first quarter of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Operating Income (Loss)

We recorded operating income of $5.7 million in the first quarter of 2018 and an operating loss of $11.4 million in the first quarter of 2017. The increase in operating income was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

The following table presents a reconciliation of our Outlet segment's adjusted EBITDA to operating income (loss), the most comparable GAAP measure for our Outlet segment, for each of the periods indicated:

	13 Weeks Ended
Thousands	May 5, 2018	April 29, 2017
Operating income (loss)	5,749	(11,398)
Depreciation and amortization	1,284	1,349
Provision for franchisee note losses, net of recoveries	99	199
IT transformation investments	1,767	3,101
Accelerated closure of under-performing stores	(142)	—
Adjusted EBITDA	$8,757	$(6,749)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Analysis of Financial Condition

Cash and Cash Equivalents

We had cash and cash equivalents of $14.3 million as of May 5, 2018, $10.4 million as of February 3, 2018 and $22.4 million as of April 29, 2017.

For the first quarter of 2018 we funded ongoing operations with cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, and capital expenditures and for general corporate purposes.

Cash Flows from Operating Activities

Cash used in operating activities was $9.2 million as compared to $56.5 million for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. The $47.2 million increase in first quarter 2018 operating cash flow compared to the first quarter of 2017 was primarily due to a $44.7 million reduction in payables in the first quarter of 2017 and a lower net loss in the first quarter of 2018.

Total merchandise inventories were $332.4 million at May 5, 2018, $372.5 million at April 29, 2017, and $336.3 million at February 3, 2018. Merchandise inventories declined $17.6 million and $22.4 million in Hometown and Outlet, respectively, from April 29, 2017. The decrease in Hometown was primarily due to store closures. Outlet's decrease was primarily (1) driven by store closures, (2) planned changes in inventory flow, and (3) lower levels of receipts from Sears Holdings.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 64%, 72%, and 80% of total purchases of all inventory from all vendors in the first quarter of 2018, fourth quarter of 2017, and the first quarter of 2017, respectively. We expect the percentage of total purchases of inventory acquired from subsidiaries of Sears Holdings to decrease in the future as we increase our direct purchases from other merchandise vendors. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statements Regarding Forward-Looking and Other Information" in this Quarterly Report on Form 10-Q.

Our merchandise-vendor arrangements generally are not long-term (except for our Amended and Restated Merchandising Agreement with Sears Holdings, which terminates on February 1, 2020) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.

Cash Flows from Investing Activities

Cash used in investing activities was $2.3 million for the 13 weeks ended May 5, 2018 compared to $2.1 million for the 13 weeks ended April 29, 2017. Cash used in investing activities was primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $15.4 million for the 13 weeks ended May 5, 2018 compared to $66.8 million during the 13 weeks ended April 29, 2017. The $51.4 million decrease was primarily due to a $17.0 increase in net borrowings in the first quarter of 2018 compared to a $66.9 million increase in the first quarter of 2017. Net borrowings of $17.0 million in the first quarter of 2018 included $40.0 million of proceeds from the Term Loan partially offset by a decrease of $23.0 million in net borrowings under the Senior ABL Facility in 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

Financing Arrangements

Senior ABL Facility

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of (1) February 29, 2020, (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility, and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $3.0 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of May 5, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of May 5, 2018, we had $114.9 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 5, 2018 was $47.9 million, with $7.2 million of letters of credit outstanding under the facility.

We continued our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a cash discount depending on the number of days we paid before the invoice due date. The Senior ABL Facility borrowings increased by approximately $18 million as of May 5, 2018 as a result of our accelerated payments. The discounts we received for the accelerated payments, less the incremental interest expense, resulted in a net financial benefit to the Company that is described in Note 7 to these Condensed Consolidated Financial Statements.

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

Interest; Fees

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50% (the rate was approximately 6.25% at May 5, 2018), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.25% at May 5, 2018), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors).  The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of May 5, 2018. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

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

Term Loan Agreement

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement.

Unamortized debt costs related to the Term Loan are $1.6 million netted against the term note on the Condensed Consolidated Balance Sheets as of May 5, 2018 and are being amortized over the remaining term of the Term Loan.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.37% at May 5, 2018) plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

Uses and Sources of Liquidity

As of May 5, 2018, we had cash and cash equivalents of $14.3 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months.

Capital lease obligations as of May 5, 2018 and April 29, 2017 were $0.6 million and $0.8 million, respectively.

Off-Balance Sheet Arrangements

As of May 5, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

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

Our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of fiscal 2018.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

We continue to incur additional corporate expenses in 2018 as a result of the BPO.  Selling and administrative expenses related to the BPO were $5.7 million and $9.3 million in the first quarters of 2018 and 2017, respectively.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2017 10-K (as noted above our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of our third fiscal quarter 2018).  These risks could have a material adverse effect on our business and results of operations.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

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

The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; our Amended and Restated Merchandising Agreement with Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; on May 26, 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and on August 25, 2016 Sears Holdings announced that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; on March 9, 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights (Sears Holdings has waived its right in the Amended and Restated Merchandising Agreement to terminate, as a result of the Stanley Purchase, the Company's rights to buy from Sears Holdings merchandise branded with the Craftsman brand); on July 20, 2017 Sears Holdings announced the launch of Kenmore products on Amazon.com and that Sears Holdings planned to expand the full line of Kenmore home appliances available on Amazon.com; on August 22, 2017 Sears Holdings announced licensing agreements with third parties to manufacture and distribute Kenmore floor care products and DieHard batteries and flashlights; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings on terms (including vendor-payment terms for Sears Holdings' merchandise purchases) that are acceptable to it (which vendor-payment terms, we believe, are becoming, and in the future could continue to become, increasingly uneconomic for Sears Holdings) and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (some of which Sears Holdings is obligated to pay to us); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies and services for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or provide logistics and other services to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to maintain an effective and productive business relationship with Sears Holdings,

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 5, 2018 and April 29, 2017

particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced on May 31, 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained and on April 4, 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement our IT transformation in accordance with our plans, expectations, current timetable, and anticipated cost; limitations and restrictions in the Senior ABL Facility and the Term Loan Agreement and their related agreements governing our indebtedness and our ability to service our indebtedness; competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin; our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to significantly reduce or eliminate the Hometown segment's negative adjusted EBITDA via our efforts to close unproductive Hometown segment stores and reduce the inventory, marketing, promotion, supply chain, and other expenses associated with these stores; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; our ability to realize the benefits that we expect to achieve from the Separation; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including the "Risk Factors," that are included in this Quarterly Report on Form 10-Q and in the 2017 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to interest rate risk associated with the Senior ABL Facility and the Term Loan, which requires us to pay interest on outstanding borrowings at variable rates. Assuming the Senior ABL Facility and Term Loan were fully drawn in principal amount equal to $210 million, each one percentage point change in interest rates payable with respect to the combined Senior ABL Facility and Term Loan would result in a $2.1 million change in annual cash interest expense with respect to the combined Senior ABL Facility and Term Loan.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2017 10-K, which risks should be carefully considered. Those risks could materially affect our results of operations, financial condition, liquidity, and cash flows. Those risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the statements in “Cautionary Statements Regarding Forward-Looking and Other Information,” and the risks to our businesses described elsewhere, in this Quarterly Report on Form 10-Q.
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
The Company did not repurchase any shares during the 13 weeks ended May 5, 2018. As of May 5, 2018 we had approximately $12.5 million of remaining authorization under the repurchase program. The Senior ABL Facility limits SHO’s ability to repurchase its common stock and to declare and pay cash dividends. See "Management's Discussion and Analysis-Analysis of Financial Condition-Financing Arrangements" in this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.
Item 6. Exhibits
The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 7, 2018

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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
101(2)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 5, 2018 and April 29, 2017; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at May 5, 2018, April 29, 2017, and February 3, 2018; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 5, 2018 and April 29, 2017; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended May 5, 2018 and April 29, 2017; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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