Form 10-Q
period 2018-08-04
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2018-09-07
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 6, 2018 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NET SALES	$431,032	$489,985	$812,313	$938,218
COSTS AND EXPENSES
Cost of sales and occupancy	339,080	397,637	632,883	752,115
Selling and administrative	94,005	115,208	184,484	226,089
Depreciation and amortization	3,779	4,704	6,387	6,908
Total costs and expenses	436,864	517,549	823,754	985,112
Operating loss	(5,832)	(27,564)	(11,441)	(46,894)
Interest expense	(3,604)	(1,874)	(7,056)	(3,465)
Other income	156	231	256	550
Loss before income taxes	(9,280)	(29,207)	(18,241)	(49,809)
Income tax expense	(46)	(239)	(454)	(1,071)
NET LOSS	$(9,326)	$(29,446)	$(18,695)	$(50,880)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.41)	$(1.30)	$(0.82)	$(2.24)
Diluted:	$(0.41)	$(1.30)	$(0.82)	$(2.24)

Basic weighted average common shares outstanding	22,702	22,702	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702	22,702	22,702
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	August 4, 2018	July 29, 2017	February 3, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,805	$18,287	$10,402
Accounts and franchisee receivables, net	15,474	10,920	14,672
Merchandise inventories	306,658	356,893	336,294
Prepaid expenses and other current assets	8,895	9,995	7,131
Total current assets	344,832	396,095	368,499
PROPERTY AND EQUIPMENT, net	33,208	39,236	36,049
OTHER ASSETS, net	6,470	11,112	8,140
TOTAL ASSETS	$384,510	$446,443	$412,688
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$96,300	$112,400	$137,900
Payable to Sears Holdings Corporation	21,501	24,764	28,082
Accounts payable	14,684	11,408	15,741
Other current liabilities	56,448	75,777	53,142
Total current liabilities	188,933	224,349	234,865
TERM LOAN, net	38,565	—	—
OTHER LONG-TERM LIABILITIES	2,287	2,378	2,284
TOTAL LIABILITIES	229,785	226,727	237,149
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	154,725	219,716	175,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,510	$446,443	$412,688
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,695)	$(50,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,387	6,908
Share-based compensation	—	(103)
Amortization of debt issuance costs	428	—
(Recoveries) provision for losses on franchisee receivables	(12)	5,701
Change in operating assets and liabilities:
Accounts and franchisee receivables	(502)	676
Merchandise inventories	29,636	16,922
Payable to Sears Holdings Corporation	(6,581)	(55,960)
Accounts payable	(1,057)	(6,445)
Store closing accrual	(306)	1,714
Other operating assets and liabilities, net	1,206	4,781
Net cash provided by (used in) operating activities	10,504	(76,686)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,615)	(4,641)
Net cash used in investing activities	(3,615)	(4,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term (payments) borrowings on senior ABL facility	(41,600)	85,600
Net payments of capital lease obligations	(23)	(90)
Proceeds from term loan agreement	40,000	—
Debt issuance costs	(1,863)	—
Net cash (used in) provided by financing activities	(3,486)	85,510
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,403	4,183
CASH AND CASH EQUIVALENTS—Beginning of period	10,402	14,104
CASH AND CASH EQUIVALENTS—End of period	$13,805	$18,287
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,545	$3,480
Cash paid for income taxes	$1,156	$572
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(50,880)	(50,880)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at July 29, 2017	22,702	$227	$555,378	$(335,889)	$219,716

Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
Net loss	—	—	—	(18,695)	(18,695)
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	(2,119)	(2,119)
Balance at August 4, 2018	22,702	$227	$555,378	$(400,880)	$154,725
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of August 4, 2018 the Company or its dealers and franchisees operated a total of 783 stores across 49 states, Puerto Rico, and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”

The Separation

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 weeks ended August 4, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the "2017 10-K").

We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").

Our second fiscal-quarter end is the Saturday closest to July 31 unless the preceding fiscal year was a 53-week year. Fiscal 2017 was a 53-week year. For 2018 and 2017, our second fiscal quarters ended as follows:

Fiscal Year	Second Quarter Ended	Weeks
2018	August 4, 2018	13
2017	July 29, 2017	13

Our fiscal year end is the Saturday closest to January 31. For 2018, our fiscal year ends February 2, 2019.

Unless otherwise stated, references to specific years and quarters in these notes are to fiscal years and fiscal quarters, respectively.

Reclassifications

Certain amounts have been reclassified in order to conform to the current-period presentation.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recognize revenues from retail operations upon the transfer of control of goods to the customer. We satisfy our performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. We defer revenue for retail store and online transactions including commissions on extended-service plans, where we have received consideration but have not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. The balance of deferred revenue was $17.8 million and $16.4 million at August 4, 2018 and February 3, 2018, respectively. The change in deferred revenue represents additional revenue deferred during the first two quarters of 2018. We recognize revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.

The Company accepts Sears Holdings gift cards as tender for purchases and is reimbursed by Sears Holdings for gift cards tendered.

Cost of Sales and Occupancy

Cost of sales and occupancy is comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Sears Holdings related to our sale of products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks," and products branded with one of the KCD Marks are referred to as the "KCD Products"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by, or licensed to, subsidiaries of Sears Holdings.

Reserve for Sales Returns and Allowances

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The typical return period is 30 days. The refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of revenues. The reserve for returns and allowances was $3.9 million and $1.1 million at August 4, 2018 and February 3, 2018, respectively. Refer to the Recently Adopted Accounting Pronouncements discussion below.

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

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist. The Company was not required to measure any other significant non-financial asset or liability at fair value as of August 4, 2018.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements that are not yet effective and that we have not discussed in the 2017 10-K or below are either inapplicable to us or, if applicable, we do not expect that they will have a material impact on our consolidated results of operations, consolidated financial condition, or consolidated cash flows.

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". This ASU is a comprehensive new accounting standard with respect to leases that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It requires companies to record assets and liabilities on the balance sheet for leases that were formerly designated as operating leases as well as leases designated as financing leases. The provisions of the ASU predominately change the recognition of leases for lessees, but the provisions do not substantially change the accounting for lessors. This ASU will supersede the provisions of Topic 840 Leases. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provides an optional transition method to apply ASU 2016-02 in the period of adoption and recognize a cumulative-effect opening transition adjustment to retained earnings, without applying the standard to comparative periods. This ASU also provides lessors with a practical expedient to account for lease and associated non-lease components as a single component when certain criteria are met.

The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed; however, we will adopt the standard in the first quarter of fiscal 2019. We are in the process of upgrading our existing third-party leasing software and identifying business processes, systems and controls to support adoption of the new standard. We have begun evaluating the impact that the new standard will have on the condensed consolidated financial statements. While we are unable to quantify the impact at this time, we expect the adoption of the new standard to result in a material increase in the assets and liabilities in the condensed consolidated financial statements. At this time, we do not expect the adoption of ASU 2016-02 to have a material impact on our condensed consolidated statements of operations as the majority of our leases will remain operating in nature. As such, expense recognition will be similar to previously required straight-line expense treatment.

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

•
The adoption of ASU No. 2014-09 requires that we recognize our sales return allowance on a gross basis rather than as a net liability. As such, we now recognize (i) a return asset for the right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery costs (recorded as an increase to prepaid expenses and other current assets), (ii) a return liability for the amount of expected returns (recorded as an increase to other current liabilities) and (iii) deferred revenue for commissions earned on extended protection agreements (recorded as an increase to other current liabilities).

We have made accounting policy elections to (1) exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (sales tax, value added tax, etc.) and (2) account for shipping and handling activities performed after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

We applied ASU No. 2014-09 only to contracts that were not completed prior to fiscal 2018. The cumulative effect of initially applying ASU No. 2014-09 was a $2.1 million increase to the opening balance of accumulated deficit as of February 4, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of August 4, 2018 was as follows:

Thousands	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Prepaid expenses and other current assets	$8,895	$1,226	$7,669
Other current liabilities	56,448	3,345	53,103
Accumulated deficit	(400,880)	(2,119)	(398,761)

NOTE 2—NET SALES

During the 13 and 26 weeks ended August 4, 2018, approximately 98% of our revenues were generated in the United States.

Net sales of merchandise and services for the 13 and 26 weeks ended August 4, 2018 were as follows:

Thousands	13 Weeks Ended August 4, 2018	26 Weeks Ended August 4, 2018
Merchandise	$399,636	$751,615
Services	23,968	46,779
Other	7,428	13,919
Net sales	$431,032	$812,313

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	August 4, 2018	July 29, 2017	February 3, 2018
Short-term franchisee receivables	$1,092	$1,584	$1,205
Miscellaneous receivables	15,219	10,363	14,314
Long-term franchisee receivables	7,301	11,260	7,962
Other assets	3,735	5,851	5,106
Allowance for losses on short-term franchisee receivables (1)	(837)	(1,027)	(847)
Allowance for losses on long-term franchisee receivables (1)	(4,566)	(5,999)	(4,928)
Net accounts and franchisee receivables and other assets	$21,944	$22,032	$22,812

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
NOTE 4—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following as of:

	26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017
Allowance for losses on franchisee receivables, beginning of period	$5,775	$8,242
(Recoveries) provisions during the period	(12)	5,701
Write off of franchisee receivables	(360)	(6,917)
Allowance for losses on franchisee receivables, end of period	$5,403	$7,026
NOTE 5—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	August 4, 2018	July 29, 2017	February 3, 2018
Customer deposits	$18,379	$19,645	$16,655
Sales and other taxes	7,070	11,256	9,221
Accrued expenses	20,107	30,923	17,755
Payroll and related items	8,829	6,958	7,140
Store closing and severance costs	4,350	9,373	4,655
Other current and long-term liabilities	$58,735	$78,155	$55,426

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6—INCOME TAXES

SHO and Sears Holdings entered into a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings generally is responsible for any federal, state, or foreign income tax liability relating to tax periods ending on or before the Separation. For all periods after the Separation, the Company generally is responsible for any federal, state, or foreign tax liability. Current income taxes payable for any federal, state, or foreign income taxes are reported in the period incurred.

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

We file federal, state, and city income tax returns in the United States and foreign tax returns in Puerto Rico. The U.S. Internal Revenue Service has commenced an audit of the Company's federal income tax return for the fiscal year ended January 30, 2016. SHO was also a part of the Sears Holdings' combined state returns for the fiscal years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit in one state for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings' combined return audits and one separate return state audit for the years ended February 1, 2014 through January 28, 2017.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, eliminated corporate alternative minimum tax (AMT) and changed how existing credits can be realized, and enacted various other miscellaneous changes that were effective in fiscal 2017. The Tax Act also established other new tax laws that affect fiscal 2018, including a new limitation on deductible interest expense, limitations on the deductibility of certain executive compensation, limitations on the use of foreign tax credits to reduce the U.S. income tax liability, and limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income.

We are applying the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Act; however, in certain cases, as described below, aspects of our accounting are complete. Additionally, we have made a reasonable estimate of other effects. Currently, we have not adjusted our provisional amounts recorded at February 3, 2018. We will continue to make and refine our calculations as additional analysis is completed.

In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $0.8 million in the fiscal year ended February 3, 2018. This net tax benefit consisted of a reduction in the valuation allowance by $0.8 million as a result of the elimination of the AMT credit as a deferred tax asset and corresponding establishment of a long-term receivable.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Tax Act reduced the corporate rate to 21%, effective January 1, 2018. Our net deferred tax assets and deferred tax liabilities decreased by $35.2 million with a corresponding net adjustment to the valuation allowance for the fiscal year ended February 3, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate and valuation allowances, it may be affected by other analyses related to the Tax Act.

Estimates for the applicable various new tax laws effective in fiscal 2018 were included in the second quarter tax provision analysis. Due to our NOLs and valuation allowance, no additional tax provision was recorded due to the Tax Act changes. We will continue to make and refine our calculations as additional information is known and added to the analysis throughout the year.
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
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:
•We obtain a significant amount of our merchandise inventories from Sears Holdings.

•	We pay royalties related to our sale of products branded with the KCD Marks. The royalty rates vary but none exceeds 6%.

•	We pay fees for participation in Sears Holdings' SHOP YOUR WAY REWARDS® program.

•	We pay fees to Sears Holdings for logistics, handling, warehouse, and transportation services, which fees are based generally on merchandise inventory units.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net Commissions from Sears Holdings	$16,172	$18,448	$31,311	$35,485
Purchases related to cost of sales and occupancy	205,233	268,584	396,885	533,114
Services included in selling and administrative expense	13,720	17,370	27,249	33,903

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company can pay invoices early and receive a deduction on invoices for early–payment discounts commensurate with the number of days paid early. The Company and Sears Holdings each can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to the other. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. The Company paid most invoices early and received discounts of $0.7 million and $1.6 million for the 13 and 26 weeks ended August 4, 2018, respectively, and $1.5 million and $2.2 million for the 13 and 26 weeks ended ended July 29, 2017, respectively, which are reflected in the Condensed Consolidated Statements of Operations.

We recorded real estate occupancy payments of $0.1 million and $0.3 million for the 13 and 26 weeks ended August 4, 2018, respectively, and $0.3 million and $0.6 million for the 13 and 26 weeks ended July 29, 2017, respectively, to Seritage Growth Properties, a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of (1) February 29, 2020, (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility, and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $2.5 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of August 4, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of August 4, 2018, we had $96.3 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 4, 2018 was $44.7 million, with $7.2 million of letters of credit outstanding under the facility.

We continued our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a cash discount depending on the number of days we paid before the invoice due date (the SHO-Sears Holdings Agreements otherwise specify ten-day, no-discount payment terms). The Senior ABL Facility borrowings increased by $15.0 million as of August 4, 2018, as a result of our accelerated payments. The discounts we received for the accelerated payments, less the incremental interest expense, resulted in a net financial benefit to the Company.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 6.00% at August 4, 2018), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.00% at August 4, 2018), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors).  The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

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

Unamortized debt costs of $1.4 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of August 4, 2018 and are being amortized over the remaining term of the Term Loan.

The principal terms of the Term Loan Agreement are summarized below.

Security and Guarantees

The Term Loan Agreement is secured by a second lien security interest (subordinate only to the liens securing the Senior ABL Facility) on substantially all the assets of the Company and its subsidiaries (the same assets as the assets securing the Senior ABL Facility), including without limitation accounts receivable, inventory, general intangibles, investment property, equipment, cash, cash equivalents, deposit accounts and securities accounts, as well as other assets (other than intellectual property and fee-owned interests in real property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance. The Term Loan Agreement is guaranteed by the Company and each of its existing and future direct and indirect wholly owned domestic subsidiaries (other than specified immaterial subsidiaries).

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.34% at August 4, 2018) plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

NOTE 9—SUMMARY OF SEGMENT DATA
Our two reportable segments are Hometown and Outlet. The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, Home Appliance Showrooms and Buddy's Home Furnishings Stores business formats described in “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview" of this Quarterly Report on Form 10-Q. The Outlet business format also represents a reportable segment. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. Sales categories include appliances, lawn and garden, tools and other.

	13 Weeks Ended August 4, 2018
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$199,094	$105,620	$304,714
Lawn and garden	70,534	6,093	76,627
Tools	19,558	3,135	22,693
Other	14,051	12,947	26,998
Total	303,237	127,795	431,032
Costs and expenses
Cost of sales and occupancy	246,631	92,449	339,080
Selling and administrative	67,845	26,160	94,005
Depreciation and amortization	1,882	1,897	3,779
Total	316,358	120,506	436,864
Operating (loss) income	$(13,121)	$7,289	$(5,832)
Total assets	$265,612	$118,898	$384,510
Capital expenditures	$1,003	$342	$1,345

	13 Weeks Ended July 29, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$222,513	$116,655	$339,168
Lawn and garden	81,237	5,697	86,934
Tools	24,536	3,386	27,922
Other	19,354	16,607	35,961
Total	347,640	142,345	489,985
Costs and expenses
Cost of sales and occupancy	280,126	117,511	397,637
Selling and administrative	75,759	39,449	115,208
Depreciation and amortization	1,890	2,814	4,704
Total	357,775	159,774	517,549
Operating loss	$(10,135)	$(17,429)	$(27,564)
Total assets	$297,553	$148,890	$446,443
Capital expenditures	$1,096	$1,469	$2,565

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	26 Weeks Ended August 4, 2018
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$371,654	$210,995	582,649
Lawn and garden	118,999	10,879	129,878
Tools	38,711	6,284	44,995
Other	27,577	27,214	54,791
Total	556,941	255,372	812,313
Costs and expenses
Cost of sales and occupancy	445,359	187,524	632,883
Selling and administrative	132,855	51,629	184,484
Depreciation and amortization	3,206	3,181	6,387
Total	581,420	242,334	823,754
Operating (loss) income	$(24,479)	$13,038	$(11,441)
Total assets	$265,612	$118,898	$384,510
Capital expenditures	$2,921	$694	$3,615

	26 Weeks Ended July 29, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$420,239	$242,520	$662,759
Lawn and garden	144,800	11,292	156,092
Tools	49,823	7,266	57,089
Other	29,992	32,286	62,278
Total	644,854	293,364	938,218
Costs and expenses
Cost of sales and occupancy	510,000	242,115	752,115
Selling and administrative	150,176	75,913	226,089
Depreciation and amortization	2,745	4,163	6,908
Total	662,921	322,191	985,112
Operating loss	$(18,067)	$(28,827)	$(46,894)
Total assets	$297,553	$148,890	$446,443
Capital expenditures	$2,351	$2,290	$4,641
NOTE 10—COMMITMENTS AND CONTINGENCIES
We are subject to various legal and governmental proceedings arising out of the ordinary course of business, the outcome of which, individually and in the aggregate, in the opinion of management would not have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended		26 Weeks Ended
Thousands except income per common share	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Basic weighted average shares	22,702	22,702	22,702	22,702
Diluted weighted average shares	22,702	22,702	22,702	22,702
Net loss	$(9,326)	$(29,446)	$(18,695)	$(50,880)

Loss per common share:
Basic	$(0.41)	$(1.30)	$(0.82)	$(2.24)
Diluted	$(0.41)	$(1.30)	$(0.82)	$(2.24)

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

During 2015 the Company granted a total of 159,475 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting date. As of April 13, 2018, 34,091 stock units had been forfeited and on that date the remaining 125,384 stock units vested in accordance with, and subject to the terms and conditions of, governing stock unit agreements and the Plan.

During 2017 the Company granted a total of 262,788 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. On January 30, 2018, 76,485 of these stock units vested in accordance with, and subject to the terms and conditions of, governing stock unit agreements and the Plan and as of August 4, 2018, 53,889 of these stock units had been forfeited. The remaining 132,414 stock units will vest, if at all, in two substantially equal installments on January 30 in 2019 and 2020 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. As of August 4, 2018, 27,412 of these stock units had been forfeited. The remaining 333,981 stock units will vest in three substantially equal installments on January 30 in 2019, 2020 and 2021 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the 13 and 26 weeks ended August 4, 2018 no stock-based compensation expense was recorded.

During the 13 and 26 weeks ended August 4, 2018 we recorded $0.4 million and $0.9 million, respectively, in compensation cost related to the then outstanding stock units and at August 4, 2018 we had $1.9 million in total unrecognized compensation cost, which we expect to recognize over the next approximately 2.5 years.

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
No shares were repurchased during the 26 weeks ended August 4, 2018. At August 4, 2018, we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of August 4, 2018.

NOTE 13—STORE CLOSING CHARGES

Accelerated Closed Store Charges

We continue to take proactive steps to reduce costs, make the best use of capital and improve our profitability by closing under-performing stores. The Company recorded a one-time charge of approximately $7.6 million during the second quarter of 2018 for inventory markdowns and write-offs and other store-closing costs related to commencing the closure of 109 Hometown store locations. As of August 4, 2018, the closure of 98 of these stores was complete, and the remaining eleven stores are expected to be closed in the third quarter.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accelerated (prior to lease expiration) store closure costs for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, respectively, were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended August 4, 2018	$(314)	$6,656	$774	$524	$7,640
13 weeks ended July 29, 2017	$9,397	$1,796	$979	$386	$12,558

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
26 weeks ended August 4, 2018	$(235)	$6,656	$774	$524	$7,719
26 weeks ended July 29, 2017	$8,447	$1,796	$979	$386	$11,608

(1)
Recorded within cost of sales and occupancy in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves when a lease agreement is terminated for an amount less than the remaining reserve established for the store.

(2)	Recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(3)	Recorded within selling and administrative in the Condensed Consolidated Statements of Operations.

Closed Store Reserves

The store closing and severance costs reserve consists of the following:

	26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017
Store closing and severance costs reserve, beginning of period	$4,655	$7,659
Store closing costs	6,945	8,833
Payments/utilization	(7,250)	(7,119)
Store closing and severance costs reserve, end of period	$4,350	$9,373

NOTE 14—SUBSEQUENT EVENT
On August 10, 2018, the Company completed the sale of a property included in Property and Equipment, Net in the Condensed Consolidated Balance Sheet as of August 4, 2018. The sale price of the property was $2.8 million net of closing costs, and its carrying value was $1.5 million as of August 4, 2018. The Company expects to record a gain on sale of approximately $1.3 million during the third quarter of fiscal 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

Executive Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of August 4, 2018, we or our dealers and franchisees operated a total of 783 stores across 49 states, Puerto Rico, and Bermuda. During the second quarter of 2018, the Company opened two stores and closed 101 stores. In the second quarter, the Company began the process to close 109 Hometown store locations. As of August 4, 2018, the closure of 98 of these stores was complete, and the remaining eleven stores are expected to be closed in the third quarter.

In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts as well as access to financing through credit card and leasing programs made available by unaffiliated providers.

Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the particular format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than list prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products across a broad assortment of merchandise categories, including home appliances, lawn and garden equipment, furniture, mattresses, sporting goods, and tools.

As of August 4, 2018 Hometown consisted of 654 stores as follows:

•
597 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
18 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	33 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.

•
6 Buddy's Home Furnishings Stores - Stores where we are a franchisee, enabling us to benefit from Buddy's expertise and systems infrastructure in the rent-to-own business in which we own the inventory that we rent to our customers.

As of August 4, 2018, Hometown consisted of 595 dealer-operated stores, 32 franchisee-operated stores, and 27 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.

As of August 4, 2018, nine of the 129 Outlet stores were operated by franchisees and the rest were operated by the Company.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

Merchandise Subsidies and Cash Discounts from Sears Holdings

In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the first two quarters of 2018 Sears Holdings' Vendor Funds were lower compared to the first two quarters of 2017 and SHO's portion of the collected Vendor Funds during the first two quarters of 2018 were approximately $3.6 million lower than SHO's portion for the first two quarters of 2017. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or increase, we expect our portion will continue to decline in 2018 due to an expected increase in our purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Sears Holdings were to decline to a significantly greater extent than SHO's purchases through Sears Holdings, SHO's results of operations could be adversely affected to a material extent.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017.

	13 Weeks Ended		26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NET SALES	$431,032	$489,985	$812,313	$938,218
COSTS AND EXPENSES
Cost of sales and occupancy	339,080	397,637	632,883	752,115
Selling and administrative	94,005	115,208	184,484	226,089
Selling and administrative expense as a percentage of net sales	21.8%	23.5%	22.7%	24.1%
Depreciation and amortization	3,779	4,704	6,387	6,908
Total costs and expenses	436,864	517,549	823,754	985,112
Operating loss	(5,832)	(27,564)	(11,441)	(46,894)
Interest expense	(3,604)	(1,874)	(7,056)	(3,465)
Other income	156	231	256	550
Loss before income taxes	(9,280)	(29,207)	(18,241)	(49,809)
Income tax expense	(46)	(239)	(454)	(1,071)
NET LOSS	$(9,326)	$(29,446)	$(18,695)	$(50,880)

Gross Margin	$91,952	$92,348	$179,430	$186,103
Margin rate	21.3%	18.8%	22.1%	19.8%

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

Net Loss

We recorded a net loss of $9.3 million for the second quarter of 2018 compared to a net loss of $29.4 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed below in this Item 2.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

While adjusted EBITDA is a non-GAAP measurement, we believe it is an important indicator of operating performance for investors because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation and amortization costs; and

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results. These items may also include cash charges such as investments in our IT transformation (which we have defined below in "Analysis of Financial Condition-IT Transformation") and severance and executive transition costs that make it difficult for investors to assess the Company's core operating performance.

The Company has undertaken an initiative on a limited number of occasions to accelerate the closing of under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to lease termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA. In the second quarter of 2018, we excluded $7.6 million of costs associated with the accelerated closure of 109 Hometown store locations, which includes $0.8 million of closed store impairment charges. As of August 4, 2018, the closure of 98 of these stores was complete, and the remaining eleven stores are expected to be closed in the third quarter.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net loss	$(9,326)	$(29,446)	$(18,695)	$(50,880)
Income tax expense	46	239	454	1,071
Other income	(156)	(231)	(256)	(550)
Interest expense	3,604	1,874	7,056	3,465
Operating loss	(5,832)	(27,564)	(11,441)	(46,894)
Depreciation and amortization	3,779	4,704	6,387	6,908
Provision for franchisee note losses, net of recoveries	(54)	5,585	(12)	5,701
IT transformation investments	6,498	8,463	12,241	17,718
Accelerated closure of under-performing stores	6,866	11,579	6,945	10,629
Adjusted EBITDA	$11,257	$2,767	$14,120	$(5,938)

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

13-Week Period Ended August 4, 2018 Compared to the 13-Week Period Ended July 29, 2017

Net Sales

Net sales in the second quarter of 2018 decreased $59.0 million, or 12.0%, to $431.0 million from the second quarter of 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings) partially offset by a 0.9% increase in comparable store sales. Comparable store sales were up 2.2% in Hometown and down 2.3% in Outlet. The lawn and garden and tools categories outperformed the average comparable store sales and home appliances and mattresses underperformed the average.

Gross Margin

Gross margin was $92.0 million, or 21.3% of net sales, in the second quarter of 2018 compared to $92.3 million, or 18.8% of net sales, in the second quarter of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower accelerated store closing costs ($6.3 million in the second quarter of 2018 compared to $11.2 million in the second quarter of 2017). These improvements were partially offset by an increase in occupancy costs as a percent of sales driven by an increase in the proportion of Company-operated stores. The combined impact of increased occupancy costs and accelerated store closing costs was a reduction of 508 basis points in the second quarter of 2018 and a reduction of 552 basis points in the second quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $94.0 million, or 21.8% of net sales, in the second quarter of 2018 from $115.2 million, or 23.5% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume, $5.6 million of provisions related to franchisee notes receivables in the second quarter of 2017 (of which provisions there were none in the second quarter of 2018), lower expenses from stores closed (net of new store openings) since the second quarter of 2017, lower IT transformation investments, and lower marketing expense. The reductions were partially offset by higher payroll and benefits due to a higher proportion of Company-operated stores. IT transformation investments were $6.5 million, or 1.5% of sales, in the second quarter of 2018 compared to $8.5 million, or 1.7% of sales, in the second quarter of 2017.

Operating Loss

We recorded operating losses of $5.8 million and $27.6 million during the second quarters of 2018 and 2017, respectively. The decrease in operating loss was due to lower selling and administrative expenses, a higher gross margin rate and positive comparable store sales, partially offset by lower volume from closed stores.

Income Taxes

Income tax expense of $46 thousand and $0.2 million was recorded in the second quarters of 2018 and 2017, respectively. The effective tax rate was (0.5)% in the second quarter of 2018 and (0.8)% in the second quarter of 2017.

Net Loss

We recorded a net loss of $9.3 million for the second quarter of 2018 compared to a net loss of $29.4 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed above partially offset by higher interest expense.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

26-Week Period Ended August 4, 2018 Compared to the 26-Week Period Ended July 29, 2017

Net Sales

Net sales in the first two quarters of 2018 decreased $125.9 million, or 13.4%, to $812.3 million, from the first two quarters of 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 5.3% decrease in comparable store sales. Comparable store sales were down 5.2% and 5.5% in Hometown and Outlet, respectively. The home appliances and mattress categories outperformed the average comparable store sales, and the lawn and garden and tools categories underperformed the average.

Gross Margin

Gross margin was $179.4 million, or 22.1% of net sales, in the first two quarters of 2018 compared to $186.1 million, or 19.8% of net sales, in the first two quarters of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower accelerated store closing costs ($6.4 million in the first two quarters of 2018 compared to $10.2 million in the first two quarters of 2017). These improvements were partially offset by an increase in occupancy costs as a percent of sales. The combined impact of occupancy costs and accelerated store closing costs was a reduction of 470 basis points in the first two quarters of 2018 and a reduction of 462 basis points in the first two quarters of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $184.5 million, or 22.7% of net sales, in the first two quarters of 2018 from $226.1 million, or 24.1% of net sales, in the prior-year comparable period. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume, lower expenses from stores closed (net of new store openings), $5.7 million of provisions related to franchisee notes receivables in the first two quarters of 2017, and lower IT transformation investments. IT transformation investments were $12.2 million, or 1.5% of net sales, in the first two quarters of 2018 compared to $17.7 million, or 1.9% of net sales, in the first two quarters of 2017.

Operating Loss

We recorded operating losses of $11.4 million and $46.9 million for the first two quarters of 2018 and 2017, respectively. The decrease in operating loss was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

Income Taxes

Income tax expense of $0.5 million and $1.1 million was recorded in the first two quarters of 2018 and 2017, respectively. The effective tax rate was (2.5)% in the first two quarters of 2018 and (2.2)% in the first two quarters of 2017.

Net Loss

We recorded a net loss of $18.7 million for the first two quarters of 2018 compared to a net loss of $50.9 million for the prior-year comparable period. The decrease in our net loss was primarily attributable to the factors discussed above partially offset by higher interest expense.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Business Segment Results

Hometown

Hometown results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NET SALES	$303,237	$347,640	$556,941	$644,854
Comparable store sales %	2.2%	(0.9)%	(5.2)%	(4.6)%
COSTS AND EXPENSES
Cost of sales and occupancy	246,631	280,126	445,359	510,000
Selling and administrative	67,845	75,759	132,855	150,176
Selling and administrative expense as a percentage of net sales	22.4%	21.8%	23.9%	23.3%
Depreciation and amortization	1,882	1,890	3,206	2,745
Total costs and expenses	316,358	357,775	581,420	662,921
Operating loss	$(13,121)	$(10,135)	$(24,479)	$(18,067)

Gross margin dollars	56,606	67,514	111,582	134,854
Margin rate	18.7%	19.4%	20.0%	20.9%

Total Hometown stores			654	795

13-Week Period ended August 4, 2018 Compared to the 13-Week Period Ended July 29, 2017

Net Sales

Hometown net sales in the second quarter of 2018 decreased $44.4 million, or 12.8%, to $303.2 million from the second quarter of 2017. The decrease was primarily due to the impact of closed stores partially offset by a 2.2% increase in comparable store sales. The lawn and garden category outperformed the average comparable store sales. Tools and home appliances both had positive comparable store sales while mattresses underperformed the average.

Gross Margin

Gross margin was $56.6 million, or 18.7% of net sales, in the second quarter of 2018 compared to $67.5 million, or 19.4% of net sales, in the second quarter of 2017. The decrease in gross margin rate was primarily driven by higher store closing costs. The impact of closing store costs on the gross margin rate was a 218 basis points decrease in the second quarter of 2018 compared to a 119 basis points decrease in the second quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $67.8 million, or 22.4% of net sales, in the second quarter of 2018 from $75.8 million, or 21.8% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume, lower expenses from store closures (net of new store openings), and reduced IT transformation costs. IT transformation investments were $4.5 million, or 1.5% of net sales, in the second quarter of 2018 compared to $5.6 million, or 1.6%, of net sales, in the second quarter of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Operating Loss

We recorded operating losses of $13.1 million and $10.1 million in the second quarters of 2018 and 2017, respectively. The increase in operating loss was due to lower volume and a lower gross margin rate partially offset by lower selling and administrative expenses.

Adjusted EBITDA

The following table presents a reconciliation of our Hometown segment's adjusted EBITDA to operating loss, the most comparable GAAP measure for our Hometown segment, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating loss	$(13,121)	$(10,135)	$(24,479)	$(18,067)
Depreciation and amortization	1,882	1,890	3,206	2,745
Provision for franchisee note losses, net of recoveries	(54)	49	(111)	(34)
IT transformation investments	4,500	5,625	8,476	11,779
Accelerated closure of under-performing stores	7,031	4,338	7,252	3,388
Adjusted EBITDA	$238	$1,767	$(5,656)	$(189)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

26-Week Period ended August 4, 2018 Compared to the 26-Week Period Ended July 29, 2017

Net Sales

Hometown net sales in the first two quarters of 2018 decreased $87.9 million, or 13.6%, to $556.9 million from the first two quarters of 2017. The decrease was primarily due to the impact of closed stores (net of new stores) and a 5.2% comparable store sales decrease. The home appliances category outperformed the average comparable store sales, and the mattress, lawn and garden, and tools categories underperformed the average.

Gross Margin

Gross margin was $111.6 million, or 20.0% of net sales, for the first two quarters of 2018 compared to $134.9 million, or 20.9% of net sales, for the first two quarters of 2017. The decrease in gross margin rate was primarily driven by higher store closing costs and lower margin on merchandise sales partially offset by lower occupancy costs. The impact of closing store costs on the gross margin rate was a 123 basis points decrease in the first two quarters of 2018 compared to a 50 basis points decrease in the first two quarters of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $132.9 million, or 23.9% of net sales, in the first two quarters of 2018 from $150.2 million, or 23.3% of net sales, in the prior-year comparable period. The decrease primarily resulted from lower expenses due to store closures (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and reduced IT transformation costs. These decreases were partially offset by higher payroll and benefits. IT transformation investments were $8.5 million, or 1.5% of sales, in the first two quarters of 2018 compared to $11.8 million, or 1.8% of sales, in the first two quarters of 2017.

Operating Loss

We recorded operating losses of $24.5 million and $18.1 million in the first two quarters of 2018 and 2017, respectively. The increase in operating loss was primarily due to lower volume and a lower gross margin rate partially offset by lower selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Outlet

Outlet results and key statistics were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands, except for number of stores	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
NET SALES	$127,795	$142,345	$255,372	$293,364
Comparable store sales %	(2.3)%	(5.0)%	(5.5)%	(6.8)%
COSTS AND EXPENSES
Cost of sales and occupancy	92,449	117,511	187,524	242,115
Selling and administrative	26,160	39,449	51,629	75,913
Selling and administrative expense as a percentage of net sales	20.5%	27.7%	20.2%	25.9%
Depreciation and amortization	1,897	2,814	3,181	4,163
Total costs and expenses	120,506	159,774	242,334	322,191
Operating income (loss)	$7,289	$(17,429)	$13,038	$(28,827)

Gross margin dollars	35,346	24,834	67,848	51,249
Margin rate	27.7%	17.4%	26.6%	17.5%

Total Outlet stores			129	137

13-Week Period ended August 4, 2018 Compared to the 13-Week Period Ended July 29, 2017

Net Sales

Outlet net sales in the second quarter of 2018 decreased $14.5 million, or 10.2%, to $127.8 million from the second quarter of 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 2.3% decrease in comparable store sales. The lawn and garden, mattress, and tools categories outperformed the average comparable store sales and furniture underperformed the average. Home appliances comparable store sales delivered performance in line with Outlet average comparable store sales.

Gross Margin

Gross margin was $35.3 million, or 27.7% of net sales, in the second quarter of 2018 compared to $24.8 million, or 17.4% of net sales, in the second quarter of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower accelerated closing store costs ($0.3 million credit in the second quarter of 2018 compared to a $7.1 million charge in the second quarter of 2017). These improvements were partially offset by higher occupancy costs as a percent to sales due to the sales decline. The combined impact of accelerated closing store costs and occupancy on the gross margin rate was a decrease of 1,033 basis points in the second quarter of 2018 compared to 1,398 basis points in the second quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $26.2 million, or 20.5% of net sales, in the second quarter of 2018 from $39.4 million, or 27.7% of net sales, in the prior-year comparable quarter. The decrease was primarily due to $5.5 million of provisions related to franchisee receivables in the second quarter of 2017 (of which there were none in the second quarter of 2018), lower commissions paid to franchisees on lower volume and lower franchise store count, lower marketing expense, lower expenses from stores closed (net of new store openings) since the second quarter of 2017, and lower IT transformation investments. IT transformation investments were $2.0 million, or 1.6% of net sales, in the second quarter of 2018 compared to $2.8 million, or 2.0% of net sales, in the second quarter of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Operating Income (Loss)

We recorded operating income of $7.3 million in the second quarter of 2018 and an operating loss of $17.4 million in the second quarter of 2017. The increase in operating income was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

Adjusted EBITDA

The following table presents a reconciliation of our Outlet segment's adjusted EBITDA to operating income (loss), the most comparable GAAP measure for our Outlet segment, for each of the periods indicated:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating income (loss)	$7,289	$(17,429)	$13,038	$(28,827)
Depreciation and amortization	1,897	2,814	3,181	4,163
Provision for franchisee note losses, net of recoveries	—	5,536	99	5,735
IT transformation investments	1,998	2,838	3,765	5,939
Accelerated closure of under-performing stores	(165)	7,241	(307)	7,241
Adjusted EBITDA	$11,019	$1,000	$19,776	$(5,749)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

26-Week Period ended August 4, 2018 Compared to the 26-Week Period Ended July 29, 2017

Net Sales

Outlet net sales decreased $38.0 million, or 13.0%, to $255.4 million in the first two quarters of 2018 from $293.4 million in the first two quarters of 2017. The decrease was primarily due to the impact of closed stores (net of new store openings) and a 5.5% comparable store sales decrease. The mattress, lawn and garden and furniture categories outperformed the average comparable store sales while home appliances and tools underperformed the average.

Gross Margin

Gross margin was $67.8 million, or 26.6% of net sales, in the first two quarters of 2018 compared to $51.2 million, or 17.5% of net sales, in the first two quarters of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower accelerated closing store costs ($0.3 million credit in the first two quarters of 2018 compared to $7.1 million of charges in the first two quarters of 2017). These improvements were partially offset by higher occupancy costs. The combined impact of accelerated closing store costs and occupancy costs on the gross margin rate was a reduction of 1,043 basis points in the first two quarters of 2018 compared to a reduction of 1,106 basis points in the first two quarters of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $51.6 million, or 20.2% of net sales, in the first two quarters of 2018 from $75.9 million, or 25.9% of net sales, in the prior-year comparable period. The decrease was primarily due to lower commissions paid to franchisees on lower volume and lower franchise store count, $5.7 million of provisions related to franchisee receivables in the first two quarters of 2017 (of which there were none in the first two quarters of 2018), lower expenses from stores closed (net of new store openings), lower marketing expense, and lower IT transformation investments. IT transformation investments were $3.8 million or 1.5% of net sales in the first two quarters of 2018 compared to $5.9 million or 2.0% of net sales in the first two quarters of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Operating Income (Loss)

We recorded operating income of $13.0 million in the first two quarters of 2018 and an operating loss of $28.8 million in the first two quarters of 2017. The increase in operating income was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

Analysis of Financial Condition

Cash and Cash Equivalents

We had cash and cash equivalents of $13.8 million as of August 4, 2018, $10.4 million as of February 3, 2018, and $18.3 million as of July 29, 2017.

For the first two quarters of 2018 we funded ongoing operations with cash provided by operating activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, capital expenditures, and other general corporate needs.

Cash Flows from Operating Activities

Cash provided by operating activities was $10.5 million as compared to cash used in operating activities of $76.7 million for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. The increase of $87.2 million increase in operating cash flow was primarily due to a smaller reduction in payables, a lower net loss, and a larger reduction in inventory.

Total merchandise inventories were $306.7 million at August 4, 2018, $356.9 million at July 29, 2017, and $336.3 million at February 3, 2018. Merchandise inventories declined $22.8 million and $27.4 million in Hometown and Outlet, respectively, from July 29, 2017. The decrease in Hometown was primarily due to store closures in addition to efforts to reduce non-productive inventory. Outlet's decrease was primarily driven by store closures and new sourcing contracts that allow for improved flow of inventory of as-is appliances to match forecasted sales.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 64%, 64%, and 81% of total purchases of all inventory from all vendors in the second quarter of 2018, first quarter of 2018, and the second quarter of 2017, respectively. We expect the percentage of total purchases of inventory acquired from subsidiaries of Sears Holdings to decrease in the future as we increase our direct purchases from other merchandise vendors. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also "Cautionary Statements Regarding Forward-Looking and Other Information" in this Quarterly Report on Form 10-Q.

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

Cash Flows from Investing Activities

Cash used in investing activities was $3.6 million for the 26 weeks ended August 4, 2018 compared to $4.6 million for the 26 weeks ended July 29, 2017 for the purchase of property and equipment.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Cash Flows from Financing Activities

Cash used in financing activities was $3.5 million for the 26 weeks ended August 4, 2018 compared to cash provided by financing activities of $85.5 million during the 26 weeks ended July 29, 2017. The decrease of $89.0 million was primarily due to a decrease of $41.6 million in net borrowings under the Senior ABL Facility partially offset by the Term Loan proceeds of $40.0 million in 2018 compared to a $85.6 million increase in net borrowings under the Senior ABL Facility in 2017.

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of (1) February 29, 2020, (2) six months prior to the expiration of specified agreements entered into with Sears Holdings and its subsidiaries in connection with the Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility, and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $2.5 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of August 4, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of August 4, 2018, we had $96.3 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 4, 2018 was $44.7 million, with $7.2 million of letters of credit outstanding under the facility.

We continued our agreement with Sears Holdings whereby SHO paid Sears Holdings' invoices for merchandise and services on accelerated terms in exchange for a cash discount depending on the number of days we paid before the invoice due date (the SHO-Sears Holdings Agreements otherwise specify ten-day, no-discount payment terms). The Senior ABL Facility borrowings increased by $15.0 million as of August 4, 2018, as a result of our accelerated payments. The discounts we received for the accelerated payments, less the incremental interest expense, resulted in a net financial benefit to the Company.

The principal terms of the Senior ABL Facility are summarized below.

Prepayments

The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 6.00% at August 4, 2018), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.00% at August 4, 2018), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors).  The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

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

Unamortized debt costs of $1.4 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of August 4, 2018 and are being amortized over the remaining term of the Term Loan.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

The principal terms of the Term Loan Agreement are summarized below.

Security and Guarantees

The Term Loan Agreement is secured by a second lien security interest (subordinate only to the liens securing the Senior ABL Facility) on substantially all the assets of the Company and its subsidiaries (the same assets as the assets securing the Senior ABL Facility), including without limitation accounts receivable, inventory, general intangibles, investment property, equipment, cash, cash equivalents, deposit accounts and securities accounts, as well as other assets (other than intellectual property and fee-owned interests in real property) ancillary to any of the foregoing and all proceeds of any of the foregoing, including cash proceeds and the proceeds of applicable insurance. The Term Loan Agreement is guaranteed by the Company and each of its existing and future direct and indirect wholly owned domestic subsidiaries (other than specified immaterial subsidiaries).

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.34% at August 4, 2018) plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

Uses and Sources of Liquidity

As of August 4, 2018, we had cash and cash equivalents of $13.8 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility will be sufficient to meet our anticipated liquidity needs for at least the next 12 months.

Capital lease obligations as of August 4, 2018 and July 29, 2017 were $0.6 million and $0.5 million, respectively.

Off-Balance Sheet Arrangements

As of August 4, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

IT Transformation

During 2015 we entered into a Master Services Agreement, as amended, with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new, state-of-art business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “IT transformation”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings.

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

We continue to incur additional corporate expenses in 2018 as a result of the IT transformation.  Selling and administrative expenses related to the IT transformation were $6.5 million and $12.2 million and $8.5 million and $17.7 million, respectively, during the 13 and 26 weeks ended August 4, 2018 and July 29, 2017. Our plan and expectation is that we will complete the IT transformation by the end of fiscal 2018 and, if we do so, we do not expect additional significant IT transformation investments after the end of fiscal 2018.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2017 10-K.  These risks could have a material adverse effect on our business and results of operations.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

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

The following factors, among others, (1) could cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (2) could have a material adverse effect on our results of operations, financial condition, liquidity, and cash flows: if Sears Holdings seeks the protection of the U.S. bankruptcy laws (including the effects of the imposition of the "automatic stay" and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements); our ability to offer merchandise and services that our customers want, including those under the KCD Marks; our Amended and Restated Merchandising Agreement with Sears Holdings provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control; the sale by Sears Holdings and its subsidiaries to other retailers that compete with us of major home appliances and other products branded with one of the KCD Marks; during 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions; during 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business, including the Craftsman brand name and related intellectual property rights; during 2017 Sears Holdings announced the launch of Kenmore and Diehard products on Amazon.com; the willingness and ability of Sears Holdings to fulfill its contractual obligations to us; our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities; competitive conditions in the retail industry; worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships; the fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, the impact of increased costs due to a decrease in our purchasing power following the Separation, and other losses of benefits associated with having been wholly owned by Sears Holdings and its subsidiaries prior to the Separation; our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings; the willingness of Sears Holdings' appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings on terms (including vendor-payment terms for Sears Holdings' merchandise purchases) that are acceptable to it (which vendor-payment terms, we believe, are becoming, and in the future could continue to become, increasingly uneconomic for Sears Holdings) and to us, merchandise that we would need to purchase from Sears Holdings to ensure continuity of merchandise supplies for our businesses; the willingness of Sears Holdings’ appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (Sears Holdings is obligated to pay to a portion of these subsidies and allowances to us, and the amounts required to be paid to us declined significantly during the first two fiscal quarters of 2018); our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings; our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies and services for our businesses if vendors were to reduce, or cease, their merchandise sales to Sears Holdings or provide logistics and other services to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us; if Sears Holdings' sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings' sales to us of outlet-value merchandise could decline; our ability to maintain an effective and productive business relationship with Sears Holdings, particularly if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings; most of our agreements related to the Separation and our continuing relationship with Sears Holdings were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 4, 2018 and July 29, 2017

provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations); our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business ("SHO's SHC-Supplied Systems"); SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced on May 31, 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained and on April 4, 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO; our ability to implement our IT transformation by the end of our 2018 fiscal year in accordance with our plans, expectations, current timetable, and anticipated cost; limitations and restrictions in the Senior ABL Facility and the Term Loan Agreement and their related agreements governing our indebtedness and our ability to service our indebtedness; competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin; our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate; our ability to obtain additional financing on acceptable terms; our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards; our ability to significantly reduce or eliminate the Hometown segment's negative adjusted EBITDA via our efforts to close unproductive Hometown segment stores and reduce the inventory, marketing, promotion, supply chain, and other expenses associated with these stores; our ability to sell profitably online all of our merchandise and services; our dependence on sources outside the U.S. for significant amounts of our merchandise inventories; fixed-asset impairment for long-lived assets; our ability to attract, motivate, and retain key executives and other employees; our ability to maintain effective internal controls as a publicly held company; litigation and regulatory trends challenging various aspects of the franchisor-franchisee relationship could expand to challenge or adversely affect our relationships with our independent dealers and independent franchisees; low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and the impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk associated with the Senior ABL Facility and the Term Loan Agreement, which require us to pay interest on outstanding borrowings at variable rates. Assuming that availability under the Senior ABL Facility and the Term Loan Agreement were fully drawn in principal amount equal to $210 million, each one percentage point change in interest rates payable with respect to borrowings outstanding under the Senior ABL Facility and and borrowings outstanding under the Term Loan Agreement would result in a change in annual cash interest expense with respect to the Senior ABL Facility and the Term Loan Agreement totaling $2.1 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 26 weeks ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q we are not party to any litigation that we consider material to our operations.

Notwithstanding the above, from time to time we are, and will continue to be, subject to various legal claims, including those alleging wage and hour violations, payroll violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, Family and Medical Leave Act claims, product liability claims as a result of the sale of merchandise and services, claims with respect to franchise and dealer transactions, relationships, operations, and terminations as well as various other legal and governmental proceedings. Some of these claims from time to time include, and will continue to include, class or collective-action allegations, and the proceedings for some of these claims are, and will continue to be, in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. Litigation is inherently unpredictable. Each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition, and cash flows, perhaps materially. See also "Cautionary Statements Regarding Forward-Looking and Other Information” and "Risk Factors" in this Quarterly Report on Form 10-Q.

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

The Company did not repurchase any shares during the 13 or 26 weeks ended August 4, 2018. As of August 4, 2018 we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of August 4, 2018.

Item 6. Exhibits

The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 6, 2018

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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
101(2)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 4, 2018 and July 29, 2017; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at August 4, 2018, July 29, 2017, and February 3, 2018; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 4, 2018 and July 29, 2017; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 26 Weeks Ended August 4, 2018 and July 29, 2017; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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