Form 10-Q
period 2018-11-03
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2018-12-07
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 6, 2018 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		39 Weeks Ended
Thousands, except per share amounts	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NET SALES	$339,115	$385,959	$1,151,428	$1,324,177
COSTS AND EXPENSES
Cost of sales and occupancy	254,284	299,271	887,167	1,051,386
Selling and administrative	85,376	93,101	269,860	319,190
Depreciation and amortization	2,399	3,002	8,786	9,910
Gain on sale of assets	(1,358)	—	(1,358)	—
Total costs and expenses	340,701	395,374	1,164,455	1,380,486
Operating loss	(1,586)	(9,415)	(13,027)	(56,309)
Interest expense	(3,601)	(2,149)	(10,657)	(5,614)
Other income	93	194	349	744
Loss before income taxes	(5,094)	(11,370)	(23,335)	(61,179)
Income tax benefit (expense)	594	437	140	(634)
NET LOSS	$(4,500)	$(10,933)	$(23,195)	$(61,813)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.20)	$(0.48)	$(1.02)	$(2.72)
Diluted:	$(0.20)	$(0.48)	$(1.02)	$(2.72)

Basic weighted average common shares outstanding	22,702	22,702	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702	22,702	22,702
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	November 3, 2018	October 28, 2017	February 3, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,150	$13,994	$10,402
Accounts and franchisee receivables, net	9,663	13,151	14,672
Merchandise inventories	297,606	354,825	336,294
Prepaid expenses and other current assets	7,749	9,777	7,131
Total current assets	358,168	391,747	368,499
PROPERTY AND EQUIPMENT, net	31,149	39,284	36,049
OTHER ASSETS, net	3,574	9,767	8,140
TOTAL ASSETS	$392,891	$440,798	$412,688
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$107,000	$119,200	$137,900
Term Loan, net	38,847	—	—
Payable to Sears Holdings Corporation	21,706	26,114	28,082
Accounts payable	15,553	23,613	15,741
Other current liabilities	57,076	60,499	53,142
Total current liabilities	240,182	229,426	234,865
OTHER LONG-TERM LIABILITIES	2,484	2,589	2,284
TOTAL LIABILITIES	242,666	232,015	237,149
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	150,225	208,783	175,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,891	$440,798	$412,688
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,195)	$(61,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,786	9,910
Gain on sale of assets	(1,358)	—
Amortization of debt issuance costs	710	—
Provision for losses on franchisee receivables	2,911	5,820
Share-based compensation	—	(103)
Change in operating assets and liabilities:
Accounts and franchisee receivables	2,098	(1,124)
Merchandise inventories	38,688	18,990
Payable to Sears Holdings Corporation	(6,376)	(54,610)
Accounts payable	(188)	5,760
Store closing accrual	(3,526)	(2,827)
Other operating assets and liabilities, net	9,271	(5,559)
Net cash provided by (used in) operating activities	27,821	(85,556)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2,837	—
Purchases of property and equipment	(5,105)	(7,037)
Net cash used in investing activities	(2,268)	(7,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term (payments) borrowings on senior ABL facility	(30,900)	92,400
Net (payments) borrowings of capital lease obligations	(42)	83
Proceeds from term loan agreement	40,000	—
Debt issuance costs	(1,863)	—
Net cash provided by financing activities	7,195	92,483
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,748	(110)
CASH AND CASH EQUIVALENTS—Beginning of period	10,402	14,104
CASH AND CASH EQUIVALENTS—End of period	$43,150	$13,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$8,156	$5,781
Cash paid for income taxes	$1,135	$757
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at January 28, 2017	22,716	$227	$555,481	$(285,009)	$270,699
Net loss	—	—	—	(61,813)	(61,813)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at October 28, 2017	22,702	$227	$555,378	$(346,822)	$208,783

Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
Net loss	—	—	—	(23,195)	(23,195)
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	(2,119)	(2,119)
Balance at November 3, 2018	22,702	$227	$555,378	$(405,380)	$150,225
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of November 3, 2018 the Company or its dealers and franchisees operated a total of 761 stores across 49 states, Puerto Rico, and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”

The Separation

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “Separation”). To our knowledge Sears Holdings does not own any shares of our common stock. The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 weeks ended November 3, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the "2017 10-K").

We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").

Our third fiscal-quarter end is the Saturday closest to October 31. For 2018 and 2017, our third fiscal quarters ended as follows:

Fiscal Year	Third Quarter Ended	Weeks
2018	November 3, 2018	13
2017	October 28, 2017	13

Our fiscal year end is the Saturday closest to January 31. Our 2018 fiscal year will end February 2, 2019.

Unless otherwise stated, references to specific years and quarters in these notes are to fiscal years and fiscal quarters, respectively.

On October 15, 2018 and thereafter Sears Holdings and many of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by Sears Holdings and its subsidiaries, and neither the Company nor its subsidiaries have filed a bankruptcy petition. The Company has significant business relationships with Sears Holdings and its affiliates that are Chapter 11 debtors (together, the "Sears Holdings Debtors") through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (as amended, the “SHO-Sears Holdings Agreements”). Generally, debtors in Chapter 11 cases, like the Sears Holdings Debtors, have the right, subject to bankruptcy court approval, to reject contracts that are deemed to be "executory contracts" within the meaning of the Bankruptcy Code. Generally, the effect of rejection of an executory contract is that the debtor is relieved of its future performance obligations and any damages resulting from the rejection would be treated as prepetition unsecured claims. Some or all of the SHO-Sears Holdings Agreements may constitute executory contracts that could be subject to rejection in the Chapter 11 cases of the Sears Holdings Debtors (the "Sears Holdings Bankruptcy Proceedings"). None of the Sears Holdings Debtors has disclosed whether it will seek to reject the SHO-Sears Holdings Agreements. Sears Holdings has announced that it is seeking in the Sears Holdings Bankruptcy Proceedings to liquidate its assets through the sale of several hundred stores, together with other assets, on a going concern basis, and that it is seeking bids with the goal of completing a going concern sale in January

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019. The Official Committee of Unsecured Creditors appointed in the Sears Holdings Bankruptcy Proceedings (the "Sears Holdings UCC") objected to the entry of an order to approve bidding procedures for a going concern sale on the basis that the Sears Holdings UCC believes that the sale as a going concern, in contrast to a complete asset liquidation, might not maximize creditor recoveries. Sears Holdings has obtained Bankruptcy Court approval for the bid procedures, which contemplate going-concern and liquidation-basis bids. The Company believes that if the Sears Holdings Debtors were to liquidate on a basis other than as a going concern, there is an increased likelihood that the Sears Holdings Debtors would seek to reject some or all of the SHO-Sears Holdings Agreements.

If Sears Holdings were to cease performing under any of the SHO-Sears Holdings Agreements, as a result of the rejection in the Sears Holdings Bankruptcy Proceedings or otherwise, the Company could lose access to services performed by Sears Holdings (including merchandise supply services) and rights granted to the Company under the SHO-Sears Holdings Agreements that are critical to the operation of the Company’s businesses. In such a situation, there could be a significant risk (1) to the Company's ability to conduct its businesses in the ordinary course (especially the Hometown businesses, given their dependence on purchasing KENMORE® and CRAFTSMAN® branded merchandise and other merchandise from Sears Holdings under the SHO-Sears Holdings Agreements), and (2) that the Company's results of operations, financial condition, liquidity, and cash flows could be materially and adversely affected. A termination of the SHO-Sears Holdings Agreements could require the Company to, among other things, find different service and product providers. Even if the Company were able to find replacement products and services, these products and services might not be of the same type or quality as those which are currently provided by Sears Holdings, and the Company's access to Kenmore and Craftsman branded merchandise could become significantly more expensive or cease altogether. If the Company were forced to enter into new agreements for replacement products and services, the new agreements could include terms and conditions that were less favorable to the Company than the terms and conditions of the SHO-Sears Holdings Agreements, including products and services that are lower in quality and value and more expensive.

The Company has developed plans and alternatives that are intended to mitigate many of the adverse consequences to the Company if Sears Holdings were to cease performing critical services (including merchandise supply services) for the Company. These plans and alternatives include but are not limited to (1) taking actions to reduce or eliminate dependence on Sears Holdings’s IT systems by completing the Company’s IT transformation project, (2) contracting with third-party logistics providers to replace services currently provided by Sears Holdings, and (3) using direct purchasing agreements that are in place with a significant portion of the Company’s merchandise vendors to provide to the Company critical categories of merchandise currently supplied by Sears Holdings.

The Company is party to an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $170 million (the “Senior ABL Facility”). The Company is also a party to a Term Loan Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan”). See Note 8 - Financing Arrangements. The Senior ABL Facility will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified "Separation Agreements" (which term is defined in the Senior ABL Facility to include specified SHO-Sears Holdings Agreements) unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. The Senior ABL Facility and the Term Loan Agreement each provides that the rejection by Sears Holdings of "the Separation Agreements" is an event of default thereunder, which could result in all amounts outstanding to become immediately due and payable. The Company has proposed to Sears Holdings that the duration of the Separation Agreements that expire on February 1, 2020 be extended, which proposal Sears Holdings has not yet accepted. The Company believes that the Senior ABL Facility lenders, with respect to the Senior ABL Facility, and the Term Loan lenders, with respect to the Term Loan, could assert that the Senior ABL Facility and the Term Loan would mature on August 1, 2019. The Company will seek to refinance the Senior ABL Facility and Term Loan prior to August 1, 2019, which efforts the Company believes will be augmented by the Company’s improved adjusted EBITDA performance over the last 18 months as well as the value of the Company’s inventory and other assets that would be available as collateral to lenders. The Company has had initial discussions with the administrative agent for the Senior ABL Facility about its extension or refinancing, and the Company expects to continue such discussions and to engage in discussions with the Term Loan lender, with a goal of completing a replacement credit facility or facilities for the Senior ABL Facility and the Term Loan during the first quarter of fiscal 2019.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is subject to Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern, codified as Accounting Standards Codification (ASC) 205-40 (the "Accounting Evaluation Requirements"), which requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or, in certain cases, available to be issued). ASC 205-40 states that conditions or events that raise "substantial doubt" about an entity’s ability to continue as a going concern typically relate to the entity’s ability to meet its obligations as they become due, generally within one year after the date that the financial statements are issued. The evaluation of whether substantial doubt is raised does not take into account the potential mitigating effect of management’s plans that have not been fully implemented. If conditions or events indicate that substantial doubt is raised, management is required to evaluate whether its plans that are intended to mitigate those conditions and events will alleviate substantial doubt. ASC 205-40 specifies that management may consider its plans only when it is "probable" that those plans will be effectively implemented and that the plans will mitigate the relevant conditions and events within one year after the financial statements are issued. This probability determination is based on the specific facts and circumstances of the entity and involves significant judgment.

While we believe that we will be able to refinance the Senior ABL Facility and the Term Loan, and that the refinancing would satisfy our liquidity needs through the end of our 2019 fiscal year, such refinancing has not occurred and cannot be considered "probable" (as defined by the Accounting Evaluation Requirements) as of the date of inclusion of these financial statements in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018. The Company will continue to seek to refinance the Senior ABL Facility and the Term Loan. Because we cannot at this time conclude that any proposed refinancing is "probable" of occurring under the Accounting Evaluation Requirements, and due to the uncertainty of the effect on our businesses (especially with respect to our Hometown businesses) and financial performance that could occur if Sears Holdings were to cease performing critical services for the Company, "substantial doubt" (as defined by the Accounting Evaluation Requirements) is deemed to exist about our ability to continue as a going concern.

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

We recognize revenues from retail operations upon the transfer of control of goods to the customer. We satisfy our performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. We defer revenue for retail store and online transactions including commissions on extended-service plans, where we have received consideration but have not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. The balance of deferred revenue was $16.6 million and $16.4 million at November 3, 2018 and February 3, 2018, respectively. The change in deferred revenue represents additional revenue deferred during the first three quarters of 2018. We recognize revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance.

The Company accepts Sears Holdings gift cards as tender for purchases and is reimbursed weekly by Sears Holdings for gift cards tendered.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cost of Sales and Occupancy

Cost of sales and occupancy is comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Sears Holdings related to our sale of products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by, or licensed to, subsidiaries of Sears Holdings.

Reserve for Sales Returns and Allowances

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The typical return period is 30 days. The refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of revenues. The reserve for returns and allowances was $3.9 million and $1.1 million at November 3, 2018 and February 3, 2018, respectively. Refer to the Recently Adopted Accounting Pronouncements discussion below.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist. The Company was not required to measure any other significant non-financial asset or liability at fair value as of November 3, 2018.

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

The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those periods. Early adoption is allowed; however, we will adopt the standard in the first quarter of fiscal 2019. We have upgraded our existing third-party leasing software and identified business processes, systems and controls to support adoption of the new standard. We are in the process of evaluating the impact that the new standard will have on the condensed consolidated financial statements. While we are unable to quantify the impact at this time, we expect the adoption of the new standard to result in a material increase in the assets and liabilities in the condensed consolidated balance sheets. At this time, we do not expect the adoption of ASU 2016-02 to have a material impact on our condensed consolidated statements of operations as the majority of our leases will remain operating in nature. As such, expense recognition will be similar to previously required straight-line expense treatment.

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

The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of November 3, 2018 was as follows:

Thousands	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Prepaid expenses and other current assets	$7,749	$1,226	$6,523
Other current liabilities	57,076	3,345	53,731
Accumulated deficit	(405,380)	(2,119)	(403,261)

NOTE 2—NET SALES

During the 13 and 39 weeks ended November 3, 2018, approximately 98% of our revenues were generated in the United States.

Net sales of merchandise and services for the 13 and 39 weeks ended November 3, 2018 were as follows:

Thousands	13 Weeks Ended November 3, 2018	39 Weeks Ended November 3, 2018
Merchandise	$312,441	$1,064,057
Services	20,155	66,934
Other	6,519	20,437
Net sales	$339,115	$1,151,428
NOTE 3—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	November 3, 2018	October 28, 2017	February 3, 2018
Short-term franchisee receivables	$591	$1,584	$1,205
Miscellaneous receivables	9,663	12,593	14,314
Long-term franchisee receivables	1,683	10,829	7,962
Other assets	3,574	5,057	5,106
Allowance for losses on short-term franchisee receivables (1)	(591)	(1,027)	(847)
Allowance for losses on long-term franchisee receivables (1)	(1,683)	(6,118)	(4,928)
Net accounts and franchisee receivables and other assets	$13,237	$22,918	$22,812

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs and existing economic conditions and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. As of November 3, 2018, all franchisee receivables have been fully reserved for losses.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following as of:

	39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017
Allowance for losses on franchisee receivables, beginning of period	$5,775	$8,242
Provisions during the period	2,911	5,820
Write off of franchisee receivables	(6,412)	(6,917)
Allowance for losses on franchisee receivables, end of period	$2,274	$7,145

On November 2, 2018, the Company and a franchisee entered into a transaction consisting of agreements that terminated all of the franchisee's franchise agreements and sublease arrangements for 21 franchised locations. The agreements provided that the franchisee transferred ownership of all assets, management of stores, and certain rights to property leases. The assets the Company purchased included all store furniture, fixtures, and equipment. As of the transaction date, the franchisee was the obligor on promissory notes to the Company with a total carrying value, net of reserves, of $2.7 million. As part of the transaction, the Company waived the remaining unpaid principal on these promissory notes. During the 39 weeks ended November 3, 2018, the Company recognized a loss of $2.7 million on the transaction.

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
NOTE 5—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	November 3, 2018	October 28, 2017	February 3, 2018
Customer deposits	$16,675	$17,761	$16,655
Sales and other taxes	7,148	8,782	9,221
Accrued expenses	25,154	23,191	17,755
Payroll and related items	9,454	8,522	7,140
Store closing and severance costs	1,129	4,832	4,655
Other current and long-term liabilities	$59,560	$63,088	$55,426

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

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

We file federal, state, and city income tax returns in the United States and foreign tax returns in Puerto Rico. The U.S. Internal Revenue Service ("IRS") has commenced an audit of the Company's federal income tax return for the fiscal year ended January 30, 2016. SHO was also a part of Sears Holdings's combined state returns for the fiscal years ended February 2, 2013 and February 1, 2014. Currently, the Company is under audit in one state for the years ended February 2, 2013 and February 1, 2014 as part of the Sears Holdings’ combined return audits and two separate return states for the years ended February 1, 2014 through January 28, 2017.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, eliminated corporate alternative minimum tax ("AMT") and changed how existing credits can be realized, and enacted various other miscellaneous changes that were effective in fiscal 2017. The Tax Act also established other new tax laws that affect fiscal 2018, including a new limitation on deductible interest expense, limitations on the deductibility of certain executive compensation, limitations on the use of foreign tax credits to reduce the U.S. income tax liability, and limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income.

We are applying the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Act; however, in certain cases, as described below, aspects of our accounting are complete. Additionally, we have made a reasonable estimate of other effects. Currently, we have not adjusted our provisional amounts recorded at February 3, 2018. We will continue to finalize and refine our calculations as additional analysis is completed.

In connection with our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $0.8 million in the fiscal year ended February 3, 2018. This net tax benefit consisted of a reduction in the valuation allowance by $0.8 million as a result of the elimination of the AMT credit as a deferred tax asset and corresponding establishment of a long-term receivable. During the third quarter the long term receivable was increased by $0.2 million due to an IRS adjustment and related payment of additional alternative minimum tax associated with an ongoing IRS exam.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information ESL Investments, Inc. and investment affiliates including Edward S. Lampert (collectively, "ESL") beneficially own 58.8% of our outstanding shares of common stock and more than 50% of Sears Holdings's shares of common stock. ESL also has disclosed that it is a significant Sears Holdings creditor.

The SHO-Sears Holdings Agreements, among other things, (1) govern specified aspects of our relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to us, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for us. The terms of the SHO-Sears Holdings Agreements were agreed to prior to the Separation (except for amendments entered into after the Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the SHO-Sears Holdings Agreements, the business relationships that are reflected in the SHO-Sears Holdings Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the SHO-Sears Holdings Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in the Company's best interests.

On October 15, 2018 Sears Holdings and many of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the Bankruptcy Code. Sears Holdings has the right, subject to Bankruptcy Court approval, to reject the SHO-Sears Holdings Agreements to the extent they are determined to be "executory contracts" within the meaning of the Bankruptcy Code. If the SHO-Sears Holdings Agreements were rejected as part of Sears Holdings's reorganization or its liquidation (especially if the liquidation were effected other than through a going concern sale), there is a significant risk that the Company's ability to conduct its businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Sears Holdings under the SHO-Sears Holdings Agreements) and the Company's results of operations, financial condition, liquidity, and cash flows could be materially and adversely affected. See Note 1 to these Condensed Consolidated Financial Statements.
The following is a summary of the nature of the related-party transactions between SHO and Sears Holdings:
•We obtain a significant amount of our merchandise inventories from Sears Holdings.

•	We pay royalties related to our sale of products branded with the KCD Marks. The royalty rates vary but none exceeds 6%.

•	We pay fees for participation in Sears Holdings's SHOP YOUR WAY REWARDS® program.

•	We pay fees to Sears Holdings for logistics, handling, warehouse, and transportation services, which fees are based generally on merchandise inventory units.

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

The following table summarizes the results of the transactions with Sears Holdings reflected in the Company’s Condensed Consolidated Financial Statements:

	13 Weeks Ended		39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net Commissions from Sears Holdings	$12,981	$15,548	$44,292	$51,393
Purchases related to cost of sales and occupancy	165,988	218,445	562,873	751,559
Services included in selling and administrative expense	9,571	12,150	36,820	46,053

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We incur payables to Sears Holdings for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the SHO-Sears Holdings Agreements.  Amounts due to or from Sears Holdings are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the SHO–Sears Holdings Agreements and at the request of Sears Holdings, the Company can pay invoices early and receive a deduction on invoices for early–payment discounts commensurate with the number of days paid early. The Company and Sears Holdings each can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to the other. The discounts received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company.

In the third quarter of 2018, we continued our agreement with Sears Holdings whereby SHO paid Sears Holdings's invoices for merchandise and services on accelerated payment terms in exchange for cash discounts until the Sears Holdings Chapter 11 bankruptcy filing. Shortly before the bankruptcy filing, we reverted to our normal ten-day, no-discount payment terms and the Senior ABL Facility borrowings did not increase as of November 3, 2018 as a result of accelerated payments. The Company paid invoices early and received discounts of $0.4 million and $2.1 million for the 13 and 39 weeks ended November 3, 2018, respectively, and $1.1 million and $3.2 million for the 13 and 39 weeks ended October 28, 2017, respectively, which are reflected in the Condensed Consolidated Statements of Operations.

We recorded real estate occupancy payments of $0.1 million and $0.5 million for the 13 and 39 weeks ended November 3, 2018, respectively, and $0.3 million and $0.9 million for the 13 and 39 weeks ended October 28, 2017, respectively, to Seritage Growth Properties ("Seritage"), a real estate investment trust. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified Separation Agreements unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. See Note 1 to these Condensed Consolidated Financial Statements. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $2.0 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of November 3, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of November 3, 2018, we had $107.0 million outstanding under the Senior ABL Facility. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 3, 2018 was $32.0 million, with $7.2 million of letters of credit outstanding under the facility. The ending cash balance as of November 3, 2018 and October 27, 2017, was $43.2 million and $14.0 million, respectively. Availability under the Senior ABL Facility may be reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of reserves against the borrowing base.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal terms of the Senior ABL Facility are summarized below. See Note 1 to these Condensed Consolidated Financial Statements and the 2017 10-K for additional information about the terms of our Senior ABL Facility, including conditions to borrowing.

Prepayments

The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect. If availability under the Senior ABL Facility is reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of additional reserves against the borrowing base, the Company may be required to make additional prepayments.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 6.25% at November 3, 2018), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.25% at November 3, 2018), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors).  The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds or an event of default occurs, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that a fixed charge ratio, calculated on a trailing twelve-month basis, be not less than 1.0 to 1.0. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

Events of Default

The Senior ABL Facility includes customary and other events of default (upon which all amounts outstanding would become immediately due and payable) including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests and other Senior ABL Facility loan documents (including an agreement with the Company, Sears Holdings, and the agents under the Senior ABL Facility and the Term Loan Agreement), material judgments, change of control, failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Sears Holdings of "the Separation Agreements” (which include specified SHO-Sears Holdings Agreements) and cessation of business activities in the ordinary course.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Loan Agreement

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. See Note 1 to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Unamortized debt costs of $1.2 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of November 3, 2018 and are being amortized over the remaining term of the Term Loan.

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

Prepayments

The Term Loan is subject to mandatory prepayment in amounts equal to the amount by which the outstanding Term Loan exceeds the borrowing base specified in the Term Loan Agreement plus a reserve to be maintained against the borrowing base for the Senior ABL Facility (the “push-down reserve”), which reserve will be equal to total outstandings under the Term Loan Agreement that exceed the Term Loan Agreement’s borrowing base, if such excess were to arise. If any additional reserves are imposed by the Senior ABL Facility agent against the borrowing base under the Senior ABL Facility or if, under certain circumstances, the agent under the Term Loan imposes reserves against the borrowing base under the Term Loan Agreement, the Company may be required to make additional prepayments under the Term Loan. The Company may not reborrow amounts prepaid.

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.59% at November 3, 2018) plus 8.50% per annum and (2) a minimum interest rate of 9.50% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Term Loan Agreement also contains affirmative covenants including, among others, financial and other reporting and notification requirements, maintenance of properties, inspection rights, and physical inventories. The Company and the Borrowers also agree that the Company and the Borrowers will cause the push-down reserve to be established and maintained when and if required by the Term Loan Agreement. The Term Loan Agreement borrowing base generally means specified amounts of credit card receivables and inventory (net of reserves), minus the loan cap for the Senior ABL Facility and availability reserves. The borrowing base under the Term Loan Agreement may be further reduced if the agent under the Senior ABL Facility or, under certain circumstances, the agent under the Term Loan elects in their respective applicable discretion to impose additional reserves against the borrowing base under the Senior ABL Facility or the Term Loan.

Events of Default

The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein and other Term Loan loan documents (including an agreement with the Company, Sears Holdings, and the agents under the Senior ABL Facility and the Term Loan Agreement)), material judgments, change of control, and failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Sears Holdings of "the Separation Agreements” (which include specified SHO-Sears Holdings Agreements) and cessation of business activities in the ordinary course.

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

	13 Weeks Ended November 3, 2018
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$155,166	$106,295	$261,461
Lawn and garden	33,805	3,564	37,369
Tools	15,681	3,221	18,902
Other	8,039	13,344	21,383
Total	212,691	126,424	339,115
Costs and expenses
Cost of sales and occupancy	165,049	89,235	254,284
Selling and administrative	55,060	30,316	85,376
Depreciation and amortization	1,173	1,226	2,399
Gain on sale of assets	—	(1,358)	(1,358)
Total	221,282	119,419	340,701
Operating (loss) income	$(8,591)	$7,005	$(1,586)
Total assets	$281,048	$111,843	$392,891
Capital expenditures	$1,119	$371	$1,490

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 Weeks Ended October 28, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$188,591	$104,356	$292,947
Lawn and garden	40,315	4,804	45,119
Tools	20,575	3,167	23,742
Other	10,473	13,678	24,151
Total	259,954	126,005	385,959
Costs and expenses
Cost of sales and occupancy	202,473	96,798	299,271
Selling and administrative	64,287	28,814	93,101
Depreciation and amortization	1,175	1,827	3,002
Total	267,935	127,439	395,374
Operating loss	$(7,981)	$(1,434)	$(9,415)
Total assets	$298,859	$141,939	$440,798
Capital expenditures	$829	$1,567	$2,396

	39 Weeks Ended November 3, 2018
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$526,820	$317,290	844,110
Lawn and garden	152,804	14,443	167,247
Tools	54,392	9,505	63,897
Other	35,616	40,558	76,174
Total	769,632	381,796	1,151,428
Costs and expenses
Cost of sales and occupancy	610,408	276,759	887,167
Selling and administrative	187,915	81,945	269,860
Depreciation and amortization	4,379	4,407	8,786
Gain on sale of assets	—	(1,358)	(1,358)
Total	802,702	361,753	1,164,455
Operating (loss) income	$(33,070)	$20,043	$(13,027)
Total assets	$281,048	$111,843	$392,891
Capital expenditures	$4,040	$1,065	$5,105

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	39 Weeks Ended October 28, 2017
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$608,830	$346,876	$955,706
Lawn and garden	185,115	16,096	201,211
Tools	70,398	10,433	80,831
Other	40,465	45,964	86,429
Total	904,808	419,369	1,324,177
Costs and expenses
Cost of sales and occupancy	712,473	338,913	1,051,386
Selling and administrative	214,463	104,727	319,190
Depreciation and amortization	3,920	5,990	9,910
Total	930,856	449,630	1,380,486
Operating loss	$(26,048)	$(30,261)	$(56,309)
Total assets	$298,859	$141,939	$440,798
Capital expenditures	$3,180	$3,857	$7,037
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

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended		39 Weeks Ended
Thousands except income per common share	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Basic weighted average shares	22,702	22,702	22,702	22,702
Diluted weighted average shares	22,702	22,702	22,702	22,702
Net loss	$(4,500)	$(10,933)	$(23,195)	$(61,813)

Loss per common share:
Basic	$(0.20)	$(0.48)	$(1.02)	$(2.72)
Diluted	$(0.20)	$(0.48)	$(1.02)	$(2.72)

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

During 2017 the Company granted a total of 262,788 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. On January 30, 2018, 76,485 of these stock units vested in accordance with, and subject to the terms and conditions of, governing stock unit agreements and the Plan and as of November 3, 2018, 53,889 of these stock units had been forfeited. The remaining 132,414 stock units will vest in two substantially equal installments on January 30 in 2019 and 2020 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. As of November 3, 2018, 27,412 of these stock units had been forfeited. The remaining 333,981 stock units will vest in three substantially equal installments on January 30 in 2019, 2020 and 2021 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the 13 and 39 weeks ended November 3, 2018 no stock-based compensation expense was recorded.

During the 13 and 39 weeks ended November 3, 2018 we recorded $0.5 million and $1.3 million, respectively, in compensation cost related to the then outstanding stock units and at November 3, 2018 we had $1.4 million in total unrecognized compensation cost, which we expect to recognize over the next approximately 2.25 years.

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
No shares were repurchased during the 39 weeks ended November 3, 2018. At November 3, 2018, we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of November 3, 2018.

NOTE 13—STORE CLOSING CHARGES

Accelerated Closed Store Charges

We continue to take proactive steps to reduce costs, make the best use of capital, and improve our profitability by closing, or seeking the closure by dealers of, under-performing stores.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer expect to receive any economic benefit are accrued when we cease to use the leased space and have been reduced for estimated sublease income.

Accelerated (prior to lease expiration) store closure costs for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, respectively, were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended November 3, 2018	$—	$(1,100)	$—	$7	$(1,093)
13 weeks ended October 28, 2017	$(169)	$2,614	$—	$(169)	$2,276

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
39 weeks ended November 3, 2018	$(235)	$5,556	$774	$531	$6,626
39 weeks ended October 28, 2017	$8,278	$4,410	$979	$217	$13,884

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Closed Store Reserves

The store closing and severance costs reserve included within other current liabilities in the Condensed Consolidated Balance Sheets, consists of the following:

	39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017
Store closing and severance costs reserve, beginning of period	$4,655	$7,659
Store closing costs	5,852	8,495
Payments/utilization	(9,378)	(11,322)
Store closing and severance costs reserve, end of period	$1,129	$4,832

NOTE 14—SALE OF ASSETS

On August 10, 2018, we completed the sale of a property located in Newington, Connecticut. The sale price of the property was $2.8 million net of closing costs, and we recorded a gain on sale of approximately $1.3 million during the third quarter of fiscal 2018.

NOTE 15—SUBSEQUENT EVENT

In November 2018 the Company determined that during the fourth quarter of 2018 it will close, or seek the closure by dealers of, between 80 to 100 Hometown stores to continue the Company's efforts to reduce costs, make the best use of capital, and improve the Company's profitability. The closings are expected to result in a one-time charge of between $4.5 million and $6.0 million during the fourth quarter of 2018 for inventory markdowns and write-offs and other store-closing costs.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the "2017 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in the 2017 10-K for discussions of the uncertainties and the risks to which forward-looking statements are subject. Those uncertainties and risks could also have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Sears Holdings under the SHO-Sears Holdings Agreements).

Executive Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of November 3, 2018, we or our dealers and franchisees operated a total of 761 stores across 49 states, Puerto Rico, and Bermuda. In the third quarter, the Company opened three stores and closed 25 stores of which 11 were in the process of closing and related store closing charges were recorded during the second quarter.

In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts as well as access to financing through credit card and leasing programs made available by unaffiliated providers. The extended service contracts we offer are issued by Sears Holdings or its third-party service provider. During the third quarter, Sears Holdings's ability to issue extended service contracts was suspended for a portion of fiscal October by regulators in 33 states and Puerto Rico due to Sears Holdings's bankruptcy filing (which is described below) and during the suspension period we were unable to offer and sell extended service contracts issued by Sears Holdings.

Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the format. Our Outlet stores are designed to provide our customers with in-store and online access to purchase, at prices that are significantly lower than list prices, new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products across a broad assortment of merchandise categories, including home appliances, lawn and garden equipment, furniture, mattresses, sporting goods, and tools.

As of November 3, 2018 Hometown consisted of 632 stores as follows:

•
581 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
15 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	28 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.

•
8 Buddy's Home Furnishings Stores - Stores where we are a franchisee, enabling us to benefit from Buddy's expertise and systems infrastructure in the rent-to-own business in which we own the inventory that we rent to our customers.

As of November 3, 2018, Hometown consisted of 579 dealer-operated stores, 19 franchisee-operated stores, and 34 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and provide services.

As of November 3, 2018, five of the 129 Outlet stores were operated by franchisees and the rest were operated by the Company.

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

On October 15, 2018 and thereafter Sears Holdings and many of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Sears Holdings and the Company (or their respective subsidiaries) are parties to various agreements (as amended, the "SHO-Sears Holdings Agreements") that, among other things, (1) govern specified aspects of the Company's relationship with Sears Holdings, (2) establish terms under which subsidiaries of Sears Holdings provide services to the Company, and (3) establish terms pursuant to which subsidiaries of Sears Holdings obtain merchandise inventories for the Company. Sears Holdings has the right, subject to Bankruptcy Court approval, to reject the SHO-Sears Holdings Agreements to the extent they are determined to be "executory contracts" within the meaning of the Bankruptcy Code. Sears Holdings has not disclosed whether it will seek to reject the SHO-Sears Holdings Agreements. If the SHO-Sears Holdings Agreements were rejected as part of Sears Holdings's reorganization or its liquidation (especially if the liquidation were effected other than through a going concern sale), there is a significant risk that the Company's ability to conduct its businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Sears Holdings under the SHO-Sears Holdings Agreements) and the Company's results of operations, financial condition, liquidity, and cash flows could be materially and adversely affected. See Note 1 and Note 7 to the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q and “Cautionary Statements Regarding Forward-Looking and Other Information” in this Item 2 of this Quarterly Report on Form 10-Q.

Merchandise Subsidies and Cash Discounts from Sears Holdings

In accordance with our Amended and Restated Merchandising Agreement with Sears Holdings, SHO receives from Sears Holdings specified portions of merchandise subsidies collected by Sears Holdings from its merchandise vendors and specified portions of cash discounts earned by Sears Holdings as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the first three quarters of 2018 Sears Holdings's Vendor Funds were lower compared to the first three quarters of 2017 and SHO's portion of the collected Vendor Funds during the first three quarters of 2018 were approximately $8.5 million lower than SHO's portion for the first three quarters of 2017. We recorded a receivable of $1.2 million during the third quarter related to funds due to us at the time of the Sears Holdings bankruptcy filing that were not subsequently paid to us. The receivable has been fully reserved due to the uncertain recovery of unsecured claims in the Sears Holdings bankruptcy proceedings. While we cannot

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

provide any assurance that SHO's portion of Vendor Funds collected by Sears Holdings will not decline, stay the same, or increase, we expect our portion will continue to decline in the fourth quarter of 2018 due to an expected increase in our purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Sears Holdings were to decline to a significantly greater extent than SHO's purchases through Sears Holdings, SHO's results of operations could be adversely affected to a material extent.

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

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017.

	13 Weeks Ended		39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NET SALES	$339,115	$385,959	$1,151,428	$1,324,177
COSTS AND EXPENSES
Cost of sales and occupancy	254,284	299,271	887,167	1,051,386
Selling and administrative	85,376	93,101	269,860	319,190
Selling and administrative expense as a percentage of net sales	25.2%	24.1%	23.4%	24.1%
Depreciation and amortization	2,399	3,002	8,786	9,910
Gain on sale of assets	(1,358)	—	(1,358)	—
Total costs and expenses	340,701	395,374	1,164,455	1,380,486
Operating loss	(1,586)	(9,415)	(13,027)	(56,309)
Interest expense	(3,601)	(2,149)	(10,657)	(5,614)
Other income	93	194	349	744
Loss before income taxes	(5,094)	(11,370)	(23,335)	(61,179)
Income tax (expense) benefit	594	437	140	(634)
NET LOSS	$(4,500)	$(10,933)	$(23,195)	$(61,813)

Gross Margin	$84,831	$86,688	$264,261	$272,791
Margin rate	25.0%	22.5%	23.0%	20.6%

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Net Loss

We recorded a net loss of $4.5 million for the third quarter of 2018 compared to a net loss of $10.9 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed below in this Item 2.

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

•
Other significant items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, which affects comparability of results. These items may also include cash charges such as investments in our IT transformation (which we have described below in "Analysis of Financial Condition-IT Transformation") and severance and executive transition costs that make it difficult for investors to assess the Company's core operating performance.

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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net loss	$(4,500)	$(10,933)	$(23,195)	$(61,813)
Income tax (benefit) expense	(594)	(437)	(140)	634
Other income	(93)	(194)	(349)	(744)
Interest expense	3,601	2,149	10,657	5,614
Operating loss	(1,586)	(9,415)	(13,027)	(56,309)
Depreciation and amortization	2,399	3,002	8,786	9,910
Gain on sale of assets	(1,358)	—	(1,358)	—
Provision for franchisee note losses, net of recoveries	2,923	119	2,911	5,820
IT transformation investments	6,076	7,799	18,317	25,517
Accelerated closure of under-performing stores	(1,093)	2,276	5,852	12,905
Adjusted EBITDA	$7,361	$3,781	$21,481	$(2,157)

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

13-Week Period Ended November 3, 2018 Compared to the 13-Week Period Ended October 28, 2017

Net Sales

Net sales in the third quarter of 2018 decreased $46.8 million, or 12.1%, to $339.1 million from the third quarter of 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings) and by a 0.2% decrease in comparable store sales. Comparable store sales were down 3.4% in Hometown and up 5.7% in Outlet. The lawn and garden category outperformed the average comparable store sales and the tools, home appliances and mattress categories underperformed the average.

Gross Margin

Gross margin was $84.8 million, or 25.0% of net sales, in the third quarter of 2018 compared to $86.7 million, or 22.5% of net sales, in the third quarter of 2017. The increase in gross margin rate was primarily driven by lower accelerated store closing costs (a benefit of $1.1 million in the third quarter of 2018 compared to a $2.3 million charge in the third quarter of 2017), higher margin on merchandise sales, and lower shrink from favorable physical inventory results. The combined impact of accelerated store closing costs and shrink on the gross margin rate was an increase of 76 basis points in the third quarter of 2018 and a reduction of 85 basis points in the third quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $85.4 million, or 25.2% of net sales, in the third quarter of 2018 from $93.1 million, or 24.1% of net sales, in the prior-year comparable quarter. The dollar decrease was primarily due to lower expenses from stores closed (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and lower IT transformation investments. These reductions were partially offset by higher provisions related to franchisee notes receivables ($2.9 million in the third quarter of 2018 compared to $0.1 million in the third quarter of 2017), higher payroll and benefits due to a higher proportion of Company-operated stores, higher incentive compensation and higher marketing costs. IT transformation investments were $6.1 million, or 1.8% of sales, in the third quarter of 2018 compared to $7.8 million, or 2.0% of sales, in the third quarter of 2017.

Gain on Sale of Assets

During the third quarter of 2018, we completed the sale of an owned property located in Newington, Connecticut. Net proceeds from the sale were $2.8 million, and we recorded a gain on sale of $1.3 million.

Operating Loss

We recorded operating losses of $1.6 million and $9.4 million during the third quarters of 2018 and 2017, respectively. The decrease in operating loss was due to a higher gross margin rate and lower selling and administrative expenses partially offset by lower volume.

Income Taxes

An income tax benefit of $0.6 million and $0.4 million was recorded in the third quarters of 2018 and 2017, respectively. The effective tax rate was 11.66% in the third quarter of 2018 and 3.84% in the third quarter of 2017.

Net Loss

We recorded a net loss of $4.5 million for the third quarter of 2018 compared to a net loss of $10.9 million for the prior-year comparable quarter. The decrease in our net loss was primarily attributable to the factors discussed above partially offset by higher interest expense.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

39-Week Period Ended November 3, 2018 Compared to the 39-Week Period Ended October 28, 2017

Net Sales

Net sales in the first three quarters of 2018 decreased $172.7 million, or 13.0%, to $1,151.4 million, from the first three quarters of 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 3.7% decrease in comparable store sales. Comparable store sales were down 4.3% and 2.4% in Hometown and Outlet, respectively. The home appliances and mattress categories outperformed the average comparable store sales, and the lawn and garden and tools categories underperformed the average.

Gross Margin

Gross margin was $264.3 million, or 23.0% of net sales, in the first three quarters of 2018 compared to $272.8 million, or 20.6% of net sales, in the first three quarters of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower accelerated store closing costs ($5.9 million in the first three quarters of 2018 compared to $12.9 million in the first three quarters of 2017). These improvements were partially offset by an increase in occupancy costs as a percent of sales. The combined impact of occupancy costs and accelerated store closing costs on the gross margin rate was a reduction of 447 basis points in the first three quarters of 2018 and a reduction of 462 basis points in the first three quarters of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $269.9 million, or 23.4% of net sales, in the first three quarters of 2018 from $319.2 million, or 24.1% of net sales, in the prior-year comparable period. The dollar decrease was primarily due to lower commissions paid to dealers and franchisees on lower sales volume, lower expenses from stores closed (net of new store openings), lower IT transformation investments, and lower provisions related to franchisee receivables ($2.9 million in the first three quarters of 2018 compared to $5.8 million in the first three quarters of 2017). IT transformation investments were $18.3 million, or 1.6% of net sales, in the first three quarters of 2018 compared to $25.5 million, or 1.9% of net sales, in the first three quarters of 2017.

Gain on Sale of Assets

During the third quarter of 2018, we completed the sale of an owned property located in Newington, Connecticut. Net proceeds from the sale were $2.8 million, and we recorded a gain on sale of $1.3 million.

Operating Loss

We recorded operating losses of $13.0 million and $56.3 million for the first three quarters of 2018 and 2017, respectively. The decrease in operating loss was due to lower selling and administrative expenses and a higher gross margin rate partially offset by lower volume.

Income Taxes

An income tax benefit (expense) of $0.1 million and $(0.6) million was recorded in the first three quarters of 2018 and 2017, respectively. The effective tax rate was 0.60% in the first three quarters of 2018 and (1.04)% in the first three quarters of 2017.

Net Loss

We recorded a net loss of $23.2 million for the first three quarters of 2018 compared to a net loss of $61.8 million for the prior-year comparable period. The decrease in our net loss was primarily attributable to the factors discussed above partially offset by higher interest expense.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Business Segment Results

Hometown

Hometown results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NET SALES	$212,691	$259,954	$769,632	$904,808
Comparable store sales %	(3.4)%	(9.9)%	(4.3)%	(7.5)%
COSTS AND EXPENSES
Cost of sales and occupancy	165,049	202,473	610,408	712,473
Selling and administrative	55,060	64,287	187,915	214,463
Selling and administrative expense as a percentage of net sales	25.9%	24.7%	24.4%	23.7%
Depreciation and amortization	1,173	1,175	4,379	3,920
Total costs and expenses	221,282	267,935	802,702	930,856
Operating loss	$(8,591)	$(7,981)	$(33,070)	$(26,048)

Gross margin dollars	47,642	57,481	159,224	192,335
Margin rate	22.4%	22.1%	20.7%	21.3%

Total Hometown stores			632	784

13-Week Period ended November 3, 2018 Compared to the 13-Week Period Ended October 28, 2017

Net Sales

Hometown net sales in the third quarter of 2018 decreased $47.3 million, or 18.2%, to $212.7 million from the third quarter of 2017. The decrease was primarily due to the impact of closed stores and a 3.4% decrease in comparable store sales. The lawn and garden category outperformed the average comparable store sales, posting positive comparable store sales for the quarter. Tools outperformed the average, and the home appliances and mattress categories underperformed the average.

Gross Margin

Gross margin was $47.6 million, or 22.4% of net sales, in the third quarter of 2018 compared to $57.5 million, or 22.1% of net sales, in the third quarter of 2017. The increase in gross margin rate was primarily driven by reduced store closing costs, shrink favorability and lower occupancy costs. These increases were mostly offset by a reduction in gross margin on merchandise sales due to lower shared Vendor Funds collected by Sears Holdings. The impact of closing store costs, shrink, and occupancy costs on the gross margin rate was a 44 basis points increase in the third quarter of 2018 compared to a 258 basis points decrease in the third quarter of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $55.1 million, or 25.9% of net sales, in the third quarter of 2018 from $64.3 million, or 24.7% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from store closures (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and reduced IT transformation costs. IT transformation investments were $4.2 million, or 2.0% of net sales, in the third quarter of 2018 compared to $5.2 million, or 2.0%, of net sales, in the third quarter of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Operating Loss

We recorded operating losses of $8.6 million and $8.0 million in the third quarters of 2018 and 2017, respectively. The increase in operating loss was primarily due to lower volume partially offset by lower selling and administrative expenses.

Adjusted EBITDA

The following table presents a reconciliation of our Hometown segment's adjusted EBITDA to operating loss, the most comparable GAAP measure for our Hometown segment, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating loss	$(8,591)	$(7,981)	$(33,070)	$(26,048)
Depreciation and amortization	1,173	1,175	4,379	3,920
Provision for franchisee note losses, net of recoveries	(38)	(74)	(149)	(108)
IT transformation investments	4,207	5,187	12,683	16,966
Accelerated closure of under-performing stores	(1,141)	2,448	6,111	5,836
Adjusted EBITDA	$(4,390)	$755	$(10,046)	$566

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

39-Week Period ended November 3, 2018 Compared to the 39-Week Period Ended October 28, 2017

Net Sales

Hometown net sales in the first three quarters of 2018 decreased $135.2 million, or 14.9%, to $769.6 million from the first three quarters of 2017. The decrease was primarily due to the impact of closed stores (net of new stores) and a 4.3% comparable store sales decrease. Home appliances outperformed the average comparable store sales while the lawn and garden, tools and mattress categories all underperformed the average comparable store sales.

Gross Margin

Gross margin was $159.2 million, or 20.7% of net sales, for the first three quarters of 2018 compared to $192.3 million, or 21.3% of net sales, for the first three quarters of 2017. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales and higher closing store costs partially offset by favorable shrink and lower occupancy costs. The impact of closing store costs, shrink, and occupancy costs on the gross margin rate was a 169 basis points decrease in the first three quarters of 2018 compared to a 207 basis points decrease in the first three quarters of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $187.9 million, or 24.4% of net sales, in the first three quarters of 2018 from $214.5 million, or 23.7% of net sales, in the prior-year comparable period. The dollar decrease primarily resulted from lower expenses due to store closures (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, and reduced IT transformation costs. These decreases were partially offset by higher payroll and benefits. IT transformation investments were $12.7 million, or 1.6% of sales, in the first three quarters of 2018 compared to $17.0 million, or 1.9% of sales, in the first three quarters of 2017.

Operating Loss

We recorded operating losses of $33.1 million and $26.0 million in the first three quarters of 2018 and 2017, respectively. The increase in operating loss was primarily due to lower volume and a lower gross margin rate partially offset by lower selling and administrative expenses.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Outlet

Outlet results and key statistics were as follows:

	13 Weeks Ended		39 Weeks Ended
Thousands, except for number of stores	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
NET SALES	$126,424	$126,005	$381,796	$419,369
Comparable store sales %	5.7%	(5.0)%	(2.4)%	(6.8)%
COSTS AND EXPENSES
Cost of sales and occupancy	89,235	96,798	276,759	338,913
Selling and administrative	30,316	28,814	81,945	104,727
Selling and administrative expense as a percentage of net sales	24.0%	22.9%	21.5%	25.0%
Depreciation and amortization	1,226	1,827	4,407	5,990
Gain on sale of assets	(1,358)	—	(1,358)	—
Total costs and expenses	119,419	127,439	361,753	449,630
Operating income (loss)	$7,005	$(1,434)	$20,043	$(30,261)

Gross margin dollars	37,189	29,207	105,037	80,456
Margin rate	29.4%	23.2%	27.5%	19.2%

Total Outlet stores			129	137

13-Week Period ended November 3, 2018 Compared to the 13-Week Period Ended October 28, 2017

Net Sales

Outlet net sales in the third quarter of 2018 increased $0.4 million, or 0.3%, to $126.4 million from the third quarter of 2017. This increase was driven primarily by a 5.7% increase in comparable store sales. The home appliances, tools, mattress, and furniture categories outperformed the average comparable store sales. The lawn and garden category underperformed the average.

Gross Margin

Gross margin was $37.2 million, or 29.4% of net sales, in the third quarter of 2018 compared to $29.2 million, or 23.2% of net sales, in the third quarter of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales.

Selling and Administrative Expenses

Selling and administrative expenses increased to $30.3 million, or 24.0% of net sales, in the third quarter of 2018 from $28.8 million, or 22.9% of net sales, in the prior-year comparable quarter. The increase was primarily due to higher provisions related to franchisee receivables ($3.0 million in the third quarter of 2018 compared to $0.2 million in the third quarter of 2017), higher marketing expenses, and higher payroll and benefits. These increases were partially offset by lower commissions paid to franchisees on lower franchise store count, lower expenses from stores closed (net of new store openings), and lower IT transformation investments. IT transformation investments were $1.9 million, or 1.5% of net sales, in the third quarter of 2018 compared to $2.6 million, or 2.1% of net sales, in the third quarter of 2017.

Gain on Sale of Assets

During the third quarter of 2018, we completed the sale of an owned property located in Newington, Connecticut. Net proceeds from the sale were $2.8 million, and we recorded a gain on sale of $1.3 million.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Operating Income (Loss)

We recorded operating income of $7.0 million in the third quarter of 2018 and an operating loss of $1.4 million in the third quarter of 2017. The increase in operating income was due to a higher gross margin rate partially offset by higher selling and administrative expenses.

Adjusted EBITDA

The following table presents a reconciliation of our Outlet segment's adjusted EBITDA to operating income (loss), the most comparable GAAP measure for our Outlet segment, for each of the periods indicated:

	13 Weeks Ended		39 Weeks Ended
Thousands	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating income (loss)	$7,005	$(1,434)	$20,043	$(30,261)
Depreciation and amortization	1,226	1,827	4,407	5,990
Gain on sale of assets	(1,358)	—	(1,358)	—
Provision for franchisee note losses, net of recoveries	2,961	193	3,060	5,928
IT transformation investments	1,869	2,612	5,634	8,551
Accelerated closure of under-performing stores	48	(172)	(259)	7,069
Adjusted EBITDA	$11,751	$3,026	$31,527	$(2,723)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

39-Week Period ended November 3, 2018 Compared to the 39-Week Period Ended October 28, 2017

Net Sales

Outlet net sales decreased $37.6 million, or 9.0%, to $381.8 million in the first three quarters of 2018 from $419.4 million in the first three quarters of 2017. The decrease was primarily due to the impact of closed stores (net of new store openings) and a 2.4% comparable store sales decrease. The home appliances, mattress and furniture categories all outperformed the average comparable store sales. The lawn and garden and tools categories underperformed the average comparable store sales.

Gross Margin

Gross margin was $105.0 million, or 27.5% of net sales, in the first three quarters of 2018 compared to $80.5 million, or 19.2% of net sales, in the first three quarters of 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales and lower accelerated closing store costs (a benefit of $0.3 million in the first three quarters of 2018 compared to a $7.1 million charge in the first three quarters of 2017). These improvements were partially offset by higher occupancy costs. The impact of closing store costs and occupancy costs on the gross margin rate was a reduction of 1,020 basis points in the first three quarters of 2018 compared to a reduction of 1,081 basis points in the first three quarters of 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $81.9 million, or 21.5% of net sales, in the first three quarters of 2018 from $104.7 million, or 25.0% of net sales, in the prior-year comparable period. The decrease was primarily due to lower commissions paid to franchisees on lower volume and lower franchise store count, lower expenses from stores closed (net of new store openings), lower IT transformation investments, and lower provisions related to franchisee notes receivables ($3.1 million in the first three quarters of 2018 compared to $5.9 million in the first three quarters of 2017). IT transformation investments were $5.6 million or 1.5% of net sales in the first three quarters of 2018 compared to $8.6 million or 2.9% of net sales in the first three quarters of 2017.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Gain on Sale of Assets

During the third quarter of 2018, we completed the sale of an owned property located in Newington, Connecticut. Net proceeds from the sale were $2.8 million, and we recorded a gain on sale of $1.3 million.

Operating Income (Loss)

We recorded operating income of $20.0 million in the first three quarters of 2018 and an operating loss of $30.3 million in the first three quarters of 2017. The increase in operating income was due to a higher gross margin rate and lower selling and administrative expenses partially offset by lower volume.

Analysis of Financial Condition

Cash and Cash Equivalents

We had cash and cash equivalents of $43.2 million as of November 3, 2018, $10.4 million as of February 3, 2018, and $14.0 million as of October 28, 2017.

For the first three quarters of 2018 we funded ongoing operations primarily with cash provided by operating activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, capital expenditures, and other general corporate needs including providing financial flexibility to deal with disruptions in our business caused by the Sears Holdings bankruptcy proceedings.

Cash Flows from Operating Activities

Cash provided by operating activities was $27.8 million as compared to cash used in operating activities of $85.6 million for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. The increase of $113.4 million increase in operating cash flow was primarily due to a smaller reduction in payables, a lower net loss, and a larger reduction in inventory.

Total merchandise inventories were $297.6 million at November 3, 2018, $354.8 million at October 28, 2017, and $336.3 million at February 3, 2018. Merchandise inventories declined $37.1 million and $20.1 million in Hometown and Outlet, respectively, from October 28, 2017. The decrease in Hometown was primarily due to store closures in addition to efforts to reduce non-productive inventory. Outlet's decrease was primarily driven by store closures and new sourcing agreements that allow for improved flow of as-is appliance inventory to match forecasted sales.

We obtain our merchandise through agreements with subsidiaries of Sears Holdings and with other vendors. Merchandise acquired from subsidiaries of Sears Holdings (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 58%, 64%, and 73% of total purchases of all inventory from all vendors in the third quarter of 2018, second quarter of 2018, and the third quarter of 2017, respectively. We expect the percentage of total purchases of inventory acquired from subsidiaries of Sears Holdings to decrease in the future as we increase our direct purchases from other merchandise vendors. The loss of, or a material reduction in the amount of, merchandise made available to us by Sears Holdings could have a material adverse effect on our business and results of operations. See also Note 1 to the Condensed Consolidated Financial Statements included, and "Cautionary Statements Regarding Forward-Looking and Other Information," in this Quarterly Report on Form 10-Q.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Cash Flows from Investing Activities

Cash used in investing activities was $2.3 million for the 39 weeks ended November 3, 2018 compared to $7.0 million for the 39 weeks ended October 28, 2017 primarily due to the proceeds from the sale of assets.

Cash Flows from Financing Activities

Cash provided by financing activities was $7.2 million for the 39 weeks ended November 3, 2018 compared to cash provided by financing activities of $92.5 million during the 39 weeks ended October 28, 2017. The decrease of $85.3 million was primarily due to a decrease of $30.9 million in net borrowings under the Senior ABL Facility partially offset by the Term Loan proceeds of $40.0 million in 2018 compared to a $92.4 million increase in net borrowings under the Senior ABL Facility in 2017.

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified Separation Agreements unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. See Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $2.0 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of November 3, 2018 and are being amortized over the remaining term of the Senior ABL Facility.

As of November 3, 2018, we had $107.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of November 3, 2018 was $32.0 million, with $7.2 million of letters of credit outstanding under the facility. The ending cash balance as of November 3, 2018 and October 27, 2017, was $43.2 million and $14.0 million, respectively. Availability under the Senior ABL Facility may be reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of reserves against the borrowing base.

The principal terms of the Senior ABL Facility are summarized below. See Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the 2017 10-K for additional information about the terms of our Senior ABL Facility, including conditions to borrowing.

Prepayments

The Senior ABL Facility is subject to mandatory prepayment in amounts equal to the amount by which the outstanding extensions of credit exceed the lesser of the borrowing base and the commitments then in effect. If availability under the Senior ABL Facility is reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of additional reserves against the borrowing base, the Company may be required to make additional prepayments.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 6.25% at November 3, 2018), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.25% at November 3, 2018), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors). The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds or an event of default occurs, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that a fixed charge ratio, calculated on a trailing twelve-month basis, be not less than 1.0 to 1.0. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

Events of Default

The Senior ABL Facility includes customary and other events of default (upon which all amounts outstanding would become immediately due and payable) including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and other Senior ABL Facility loan documents (including an agreement with the Company, Sears Holdings, and the agents under the Senior ABL Facility and the Term Loan Agreement) material judgments, change of control, failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Sears Holdings of "the Separation Agreements” (which include specified SHO-Sears Holdings Agreements) and cessation of business activities in the ordinary course.

Term Loan Agreement

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, L.L.C., as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. See Note 1 to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Unamortized debt costs of $1.2 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of November 3, 2018 and are being amortized over the remaining term of the Term Loan.
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

Prepayments

The Term Loan is subject to mandatory prepayment in amounts equal to the amount by which the outstanding Term Loan exceeds the borrowing base specified in the Term Loan Agreement plus a reserve to be maintained against the borrowing base for the Senior ABL Facility (the “push-down reserve”), which reserve will be equal to total outstandings under the Term Loan Agreement that exceed the Term Loan Agreement’s borrowing base, if such excess were to arise. If any additional reserves are imposed by the Senior ABL Facility agent against the borrowing base under the Senior ABL Facility or if, under certain circumstances, the agent under the Term Loan imposes reserves against the borrowing base under the Term Loan Agreement, the Company may be required to make additional prepayments under the Term Loan. The Company may not reborrow amounts prepaid.

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.59% at November 3, 2018) plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

The Term Loan Agreement also contains affirmative covenants including, among others, financial and other reporting and notification requirements, maintenance of properties, inspection rights, and physical inventories. The Company and the Borrowers also agree that the Company and the Borrowers will cause the push-down reserve to be established and maintained when and if required by the Term Loan Agreement. The Term Loan Agreement borrowing base generally means specified amounts of credit card receivables and inventory (net of reserves), minus the loan cap for the Senior ABL Facility and availability reserves. The borrowing base under the Term Loan Agreement may be further reduced if the agent under the Senior ABL Facility or, under certain circumstances, the agent under the Term Loan elects in their respective applicable discretion to impose additional reserves against the borrowing base under the Senior ABL Facility or the Term Loan.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

Events of Default

The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein and other Term Loan loan documents (including an agreement with the Company, Sears Holdings, and the agents under the Senior ABL Facility and the Term Loan Agreement)), material judgments, change of control, and failure to perform a “Material Contract” (which includes specified SHO-Sears Holdings Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Sears Holdings of "the Separation Agreements” (which include specified SHO-Sears Holdings Agreements) and cessation of business activities in the ordinary course.

Uses and Sources of Liquidity

As of November 3, 2018, we had cash and cash equivalents of $43.2 million. The adequacy of our available funds will depend on many factors, including the outcome of the Sears Holdings bankruptcy proceedings, the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility or a replacement facility of a similar nature (which we expect would also refinance the Term Loan) will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. We believe also that we will be able to refinance the Senior ABL Facility and the Term Loan, but the refinancing has not yet occurred. See Note 1 in reference to the Senior ABL Facility and the Term Loan.

Capital lease obligations as of November 3, 2018 and October 28, 2017 were $0.6 million.

Off-Balance Sheet Arrangements

As of November 3, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

IT Transformation and Operational Independence

During 2015 we entered into a Master Services Agreement, as amended, with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “IT transformation”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Sears Holdings.

Our plan and expectation is that the new infrastructure and systems will be operational in all material respects by the end of the first fiscal quarter in 2019.  The new infrastructure and systems will enable us, and we currently intend, to replace many of the corporate services provided by Sears Holdings with services provided by Capgemini, other third-party providers, and, on a limited basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

We continue to incur additional corporate expenses in 2018 as a result of the IT transformation.  Selling and administrative expenses related to the IT transformation were $6.1 million and $7.8 million for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. For the 39 weeks ended November 3, 2018, IT transformation expense was $18.3 million compared to $25.5 million in the prior-year comparable period. Our plan and expectation is that we will complete the IT transformation by the end of the first quarter in fiscal 2019 and, if we do so, we do not expect additional significant IT transformation investments after that point in time.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2017 10-K.  These risks could have a material adverse effect on our business and results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING AND OTHER INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “forward-looking statements”). Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to,” and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should,” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.

The following factors, among others, could (A) cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (B) have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Sears Holdings in accordance with the SHO-Sears Holdings Agreements):

•
The effects of the voluntary petitions of Sears Holdings and many of its subsidiaries seeking relief under Chapter 11 of the Bankruptcy Code (the “Sears Holdings Bankruptcy Proceedings”), and the effects of actions taken, or not taken, in the Sears Holdings Bankruptcy Proceedings, including the effects of the imposition of the “automatic stay” and the effects if Sears Holdings were to seek to reject one or more of the SHO-Sears Holdings Agreements (including the Separation Agreements);

•
The willingness and ability of Sears Holdings, as a consequence of the Sears Holdings Bankruptcy Proceedings, to fulfill its contractual obligations to us especially if Sears Holdings's possible bankruptcy liquidation were to occur other than on a going-concern basis

•
As a result of the Sears Holdings Bankruptcy Proceedings and especially if Sears Holdings possible bankruptcy liquidation were to occur other than on a going-concern basis, (1) the Senior ABL Facility provides for significant lender discretion, such as the ability to reduce loan advance-rates (through the imposition of reserves against the Company’s borrowing base), which could reduce the amounts that the Company could borrow or require the Company to repay amounts already borrowed, (2) the lenders could assert that they have no obligation to extend to the Company additional loans on the basis that the Company has suffered a “Material Adverse Effect,” and (3) Sears Holdings’s rejection or termination of the Separation Agreements would be an “Event of Default” under the Senior ABL Facility that would permit the lenders to accelerate and immediately call due all of the Company's outstanding loans;

•
As a result of the Sears Holdings Bankruptcy Proceedings and especially if Sears Holdings possible bankruptcy liquidation were to occur other than on a going-concern basis, (1) the Term Loan Agreement provides for significant lender discretion, such as the ability to increase reserves with respect to the Term Loan Agreement's borrowing base, which could require the establishment and maintenance of a reserve under, and thereby reduce the amounts that the Company could borrow under, the Senior ABL Facility, and could also require the Company to make a prepayment under the Term Loan Agreement, and (2) Sears Holdings’s rejection or termination of the Separation Agreements would be an “Event of Default” under the Term Loan Agreement that would permit the lender to accelerate and immediately call due the Company's outstanding loan under the Term Loan Agreement;

•
The Sears Holdings UCC is investigating transfers to ESL and other current and former insiders of Sears Holdings in connection with “Insider Transactions,” including the Separation, and the Restructuring Subcommittee of the Sears Holdings Board of Directors is investigating “Prepetition Related-Party Transactions,” including the Separation;

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

•
Termination of the SHO-Sears Holdings Agreements (following rejection in the Sears Holdings Bankruptcy Proceedings or other termination) could require us to, among other things, find different service and product providers, possibly on short notice and even if we are able to find replacement products and services, these products and services may not be of the same type or quality as those which are currently provided by Sears Holdings;

•
If we are forced to enter into new contracts for replacement products and services, the new contracts may have terms and conditions that are less favorable to us than those to which we are currently bound, and different products and services, especially if lower in quality and value, and potential increased costs from less favorable contract terms could materially and adversely affect our ability to do business and our financial performance;

•
The possible perceptions of our vendors, suppliers, lenders under the Senior ABL Facility and the Term Loan, and customers that, as a result of the Sears Holdings Bankruptcy Proceedings and especially if Sears Holdings possible bankruptcy liquidation were to occur other than on a going-concern basis, the Company's ability to operate its businesses (especially the Company's Hometown segment businesses) has been materially and adversely affected;

•
Our Amended and Restated Merchandising Agreement with Sears Holdings, pursuant to which we have rights to acquire merchandise branded with the KCD Marks, could be assumed by Sears Holdings in the Sears Holdings Bankruptcy Proceedings and assigned to one or more third parties that could decline to extend or renew, or upon renewal or extension materially modify to our material disadvantage, our rights under the Amended and Restated Merchandising Agreement;

•
The Amended and Restated Merchandising Agreement provides that (1) if a third party that is not an affiliate of Sears Holdings acquires the rights to one or more (but less than all) of the KCD Marks Sears Holdings may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Sears Holdings acquires the rights to all of the KCD Marks Sears Holdings may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control;

•	The sale by Sears Holdings and its subsidiaries to other retailers that compete with us on major home appliances and other products branded with one of the KCD Marks;

•	Our ability to offer merchandise and services that our customers want, including those under the KCD Marks;

•
Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands and that it was continuing to explore alternatives for these businesses by evaluating potential partnerships or other transactions;

•	Sears Holdings completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business, including the Craftsman brand name and related intellectual property rights;

•	The sale of Kenmore and Diehard products on Amazon.com;

•	Our ability to successfully manage our inventory levels and implement initiatives to improve inventory management and other capabilities;

•	Competitive conditions in the retail industry;

•
Worldwide economic conditions and business uncertainty, the availability of consumer and commercial credit, changes in consumer confidence, tastes, preferences and spending, and changes in vendor relationships;

•
The fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, our continuing reliance on Sears Holdings for most products and services that are important to the successful operation of our business, and our potential need to rely on Sears Holdings for some products and services beyond the expiration, or earlier termination by Sears Holdings, of our agreements with Sears Holdings;

•
The willingness of Sears Holdings’s appliance, lawn and garden, tools, and other vendors to continue to supply to Sears Holdings on terms (including vendor-payment terms for Sears Holdings’s merchandise purchases) that are acceptable to it (which vendor-payment terms, we believe, are becoming, and in the future could continue to become, increasingly uneconomic for Sears Holdings) and to us;

•
The willingness of Sears Holdings’s appliance, lawn and garden, tools, and other vendors to continue to pay to Sears Holdings merchandise-related subsidies and allowances and cash discounts (Sears Holdings is obligated to pay to a portion of these subsidies and allowances to us, and the amounts required to be paid to us declined significantly during the first three fiscal quarters of 2018);

•	Our ability to resolve, on commercially reasonable terms, future disputes with Sears Holdings regarding the material terms and conditions of our agreements with Sears Holdings;

•
Our ability to establish information, merchandising, logistics, and other systems separate from Sears Holdings that would be necessary to ensure continuity of merchandise supplies and services for our businesses if, in connection with Sears Holdings’s possible bankruptcy liquidation or otherwise, vendors were to reduce, or cease, their merchandise sales to Sears Holdings or provide logistics and other services to Sears Holdings or if Sears Holdings were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us;

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 39 Weeks Ended November 3, 2018 and October 28, 2017

•	If Sears Holdings’s sales of major appliances and lawn and garden merchandise to its retail customers decline Sears Holdings’s sales to us of outlet-value merchandise could decline;

•
Our ability to maintain an effective and productive business relationship with Sears Holdings, especially if future disputes were to arise with respect to the terms and conditions of our agreements with Sears Holdings;

•
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

•
Our reliance on Sears Holdings to provide computer systems to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business (“SHO's SHC-Supplied Systems”);

•
SHO's SHC-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced during 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained and during April 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers), and Sears Holdings could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO;

•	Our ability to implement our IT transformation by the end of the first quarter of our 2019 fiscal year in accordance with our plans, expectations, current timetable, and anticipated cost;

•	Limitations and restrictions in the Senior ABL Facility and the Term Loan Agreement and their related agreements governing our indebtedness and our ability to service our indebtedness;

•	Competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin;

•	Our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate;

•	Our ability to refinance the Senior ABL Facility and the Term Loan and obtain additional financing on acceptable terms;

•	Our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards;

•
Our ability to significantly reduce or eliminate the Hometown segment's negative adjusted EBITDA via our efforts to close unproductive Hometown segment stores and reduce the inventory, marketing, promotion, supply chain, and other expenses associated with these stores;

•	Our ability to sell profitably online all of our merchandise and services;

•	Our dependence on sources outside the U.S. for significant amounts of our merchandise inventories;

•	Fixed-asset impairment for long-lived assets;

•	Our ability to attract, motivate, and retain key executives and other employees;

•	Our ability to maintain effective internal controls as a publicly held company;

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

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including “Risk Factors,” that are included in the 2017 10-K and in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 39 weeks ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except with respect to the Sears Holdings Bankruptcy Proceedings (1) as described in “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q, (2) as described in Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and (3) as described elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in the 2017 10-K. The risks described, or referred to, in this Item 1A and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our ability to conduct our businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Sears Holdings under the SHO-Sears Holdings Agreements) and adversely affect the Company's results of operations, financial condition, liquidity, and cash flows and should be carefully considered.

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

The Company did not repurchase any shares during the 13 or 39 weeks ended November 3, 2018. As of November 3, 2018 we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of November 3, 2018.

Item 6. Exhibits

The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	December 6, 2018

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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
101(2)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 39 Weeks Ended November 3, 2018 and October 28, 2017; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at November 3, 2018, October 28, 2017, and February 3, 2018; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended November 3, 2018 and October 28, 2017; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 39 Weeks Ended November 3, 2018 and October 28, 2017; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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