Form 10-K
period 2019-02-02
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2019-05-03
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2019 Sears Hometown and Outlet Stores, Inc. had 22,702,132 shares of common stock, $0.01 par value, outstanding. The aggregate market value (based on the closing price of Sears Hometown and Outlet Stores, Inc.'s common stock quoted on the NASDAQ Stock Market) of Sears Hometown and Outlet Stores, Inc.'s common stock owned by non-affiliates, as of the last business day of Sears Hometown and Outlet Stores, Inc.'s most recently completed second fiscal quarter, was approximately $32,136,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from our definitive 2019 Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 29, 2019, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SEARS HOMETOWN AND OUTLET STORES, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware at our stores and on our websites. We also offer our customers the opportunity to acquire home appliance, lawn and garden, fitness, bedding, and other categories of merchandise and product protection agreements through our lease-to-own program that we operate by agreement with a third party. As of February 2, 2019, the Company or its independent dealers and franchisees ("our dealers and franchisees") operated a total of 677 stores across 49 states, Puerto Rico, and Bermuda. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. In this Annual Report on Form 10-K we refer to ourselves as "SHO," "our company," the "Company," "we," "our," or "us."

We became a publicly held company immediately following our October 11, 2012 separation (the "2012 Separation") from Sears Holdings Corporation ("Sears Holdings").

We operate through two segments—the Sears Hometown segment ("Hometown") and the Sears Outlet segment ("Outlet"). Our Hometown stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, lawn and garden equipment, tools, sporting goods, and household goods, depending on the particular store. Our Outlet stores are designed to provide in-store and online access to purchase new, one-of-a-kind, out-of-carton, discontinued, obsolete, used, reconditioned, overstocked, and scratched and dented products, collectively "outlet-value products" across a broad assortment of merchandise categories, including home appliances, mattresses, furniture, and lawn and garden equipment at value-oriented prices. See Note 9 to our Consolidated Financial Statements in this Annual Report on Form 10-K for further information about our segments.

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

Hometown

In fiscal 2018 revenue from our Hometown segment was $958.5 million. As of February 2, 2019, the Company or our dealers and franchisees operated a total of 549 Sears Hometown and Hardware stores located across 49 states, Puerto Rico, and Bermuda.

Our Hometown segment operates through four distinct formats: Sears Hometown Stores ("Hometown Stores"), Sears Hardware Stores ("Hardware Stores"), Sears Home Appliance Showrooms ("Home Appliance Showrooms") and Buddy's Home Furnishing Stores ("Buddy's Stores").

•
Hometown Stores. Our Hometown Stores and website offer products and services across a wide selection of merchandise categories, including home appliances, lawn and garden equipment, tools, sporting goods, and household goods, with the majority of business driven by big-ticket home appliance and lawn and garden sales. Most of our Hometown Stores carry Sears-branded products, including products branded with the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks"), and an assortment of other national brands. Primarily independently operated, predominantly located in smaller communities and averaging approximately 8,500 square feet, Hometown Stores are designed to serve trade areas that may not support a full-service big-box retailer. As of February 2, 2019, there were 499 Hometown Stores in 49 states, Puerto Rico and Bermuda. Hometown Stores also sell products and services through our website www.SearsHometownStores.com. When a dealer exits a location, the Company may take over the operation of a store, generally on an interim basis, until the location can be transferred to another dealer. At any given time the Company is generally operating a number of stores that are in transition from one dealer to another dealer. Transition stores are not included in our count of Company-operated locations due to the expected short-term nature of transition operation. Dealers operated 497, and we operated two, Hometown stores.

•
Hardware Stores. Our Hardware Stores and website offer products and services across a wide selection of merchandise categories with sales primarily driven by home appliances, lawn and garden equipment, tools, and other home improvement products including products typically found in local hardware stores, such as fasteners, electrical supplies, and plumbing supplies. Our Hardware stores average approximately 23,000 square feet in size, are primarily located in suburban trade areas and are positioned as local stores designed to appeal to convenience-oriented customers These stores carry Craftsman brand tools and lawn and garden equipment, and a wide assortment of other national brands and other home improvement products. As of February 2, 2019, there were 15 Hardware Stores in ten states, all of which carry a selection of Kenmore and other national brands of home appliances. Hardware Stores also sell products and services through our website www.SearsHardwareStores.com. Franchisees operated seven, and we operated eight, of these stores.

•
Home Appliance Showrooms. Our Home Appliance Showrooms and website offer home appliances and related services in stores primarily located in strip malls and lifestyle centers in metropolitan areas. Averaging 5,000 square feet with a simple, primarily appliance-showroom design, our Home Appliance Showrooms offer quality-focused customers a unique store shopping experience. Home Appliance Showroom sales are primarily driven by home appliances as well as, in certain stores, mattresses. These stores carry Kenmore and other national brands of home appliances. As of February 2, 2019, there were 27 Home Appliance Showrooms in eight states. Home Appliance Showrooms also sell products and services through our website www.SearsHomeApplianceShowroom.com. Franchisees operated 11 of these stores, and we operated 16 stores.

•
Buddy's Home Furnishings Stores. Our Buddy's Home Furnishings Stores, where we are a franchisee, enable us to benefit from Buddy's expertise and systems infrastructure in the rent-to-own business in which we own the inventory that we rent to our customers. As of February 2, 2019, there were eight Buddy's Home Furnishings Stores in two states, all of which were operated by the Company.

Outlet

Our Sears Outlet stores (the "Outlet Stores") are designed to provide in-store and online access to purchase outlet-value products across a broad assortment of merchandise categories, including home appliances, mattresses, apparel, sporting goods, lawn and garden equipment, tools, and other household goods, including furniture, at prices that are significantly lower than list prices. Outlet Stores serve as a liquidation channel for outlet-value home appliances from major appliance vendors. In 2018 Outlet’s most significant merchandise category was home appliances, which made up 82.7% of our Outlet sales revenue. Outlet-value products are generally covered by a warranty. Outlet Stores also offer a full suite of extended-service plans and services. As of February 2, 2019, Outlet operated 128 locations in 33 states and Puerto Rico, all of which offer a wide range of outlet-value products. Outlet also sells products and services through our website www.SearsOutlet.com. As of February 2, 2019, we operated 123 Outlet Stores and franchisees operated five Outlet Stores. In fiscal 2018 revenue from our Outlet segment was $491.4 million.

Merchandise and Services from Transform Holdco LLC

Following the 2012 Separation and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied heavily on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (as amended, the “Operative Agreements”). Edward S. Lampert (who with investment affiliates (together "ESL") owns 58.8% of our outstanding shares of common stock), was Chief Executive Officer of Sears Holdings, and he served until February 12, 2019 as a member of Sears Holdings’s Board of Directors and as its Chairman of the Board of Directors.

During October 2018, Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by Sears Holdings and its subsidiaries, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies bankruptcy proceedings, Transform Holdco LLC ("Transform Holdco") acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies, and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform Holdco on or about February 11, 2019. See "Risk Factors " in this Item 1A. According to publicly available information, ESL controls Transform Holdco.

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

The key national competitors of the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms are The Home Depot, Lowe’s and Best Buy, as well as Ace Hardware and True Value for the Hardware Stores, and Tractor Supply for the Hometown Stores and the Hardware Stores, all of which offer consumers lines of merchandise that are the same as or similar to lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. Transform Holdco's Sears stores offer consumers lines of merchandise that are similar to the lines of merchandise offered by the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms. As our stores have expanded their merchandise offerings, the level of competition between the Hometown Stores, the Hardware Stores, and the Home Appliance Showrooms and Transform Holdco's Sears stores has increased. In addition to being the principal merchandise vendor for the Hometown business, Transform Holdco also continues to provide some e-commerce services and support to SHO, and Transform Holdco's online sales compete with our business.

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

Outlet

The Outlet Stores and SearsOutlet.com operate in the outlet-value retail industry. In our primary product category, appliances, our Outlet Stores and SearsOutlet.com compete at one end of the spectrum with big-box retailers that sell primarily new in-box product, as new in-box product competes both with new in-box product and out-of-box product sold in the Outlet Stores. To the extent these big-box competitors choose to liquidate their own out-of-box product on their sales floors, this product would compete directly with out-of-box product sold in the Outlet Stores. At the other end of the spectrum are the locally owned appliance retailers that have historically comprised the bulk of the Outlet Stores' direct competition for sales of out-of-box product. These locally owned appliance retailers generally sell both out-of-box and new in-box appliances. Online retailers that sell new or out-of-box appliances are also competitors.

The Outlet Stores' key national competitors with respect to new, in-box appliances are The Home Depot, Lowe’s and Best Buy. With respect to as-is appliances, which represent 63% of the Outlet segment's 2018 sales, there are no national competitors. In addition, as we have expanded our product lines into categories such as mattresses and furniture, we face additional competition from other discount retailers that focus on those product categories. While Transform Holdco's stores provide similar lines of merchandise as the Outlet Stores, the Outlet Stores are primarily value-price sellers of distressed, refurbished, and marked-out-of-stock merchandise, which merchandise Transform Holdco's stores generally do not sell in what we believe are significant volumes to consumers. As our Outlet business expands its merchandise offerings (for example, our recent increased emphasis on mattresses and furniture) and the level of online price transparency for major appliances, the level of competition between the Outlet Stores and Transform Holdco's stores is increasing.

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

Our Strengths

We believe that our competitive strengths are the following:

Our stores carry a wide variety of well-known, brand-name merchandise. We offer our customers a broad selection of products, including well-known consumer brand names such as Kenmore, Whirlpool®, Samsung, and Craftsman, and we strive to offer high in-stock levels. Our Hometown stores are the only national retail chain that carries the top appliance brands. This ability to offer a wide variety of well-known, consumer brand-name merchandise enables us to remain competitive in our trade areas and to continue to attract customers.

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

In addition, SHO has stores located in 49 states as well as Puerto Rico and Bermuda, with over 98% of sales in the United States. The ability to generate revenues with a wide variety of products across a diversified mix of regions and trade areas positions us to be able to take advantage of opportunities as they arise.

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

Promote Customer Growth through Enhanced Marketing, Improved Customer Experience, and Integrated Multi-Channel Capabilities. We seek to serve our customers’ needs and drive revenue growth through our integrated multi-channel sale capabilities. We continue to seek to enhance our e-commerce operations and our online product selection to improve our customers’ online shopping experiences. We seek to integrate our online business and our brick-and-mortar stores to provide our customers with a seamless shopping experience across channels. On Company-operated websites we offer our customers the option to purchase items online and pick them up in our local stores as well as order out-of-stock and other items from our in-store kiosks. In addition, Sears.com offers customers the option to purchase items online and pick them up in our local stores. These capabilities allow us to better serve customers across various channels and improve sales. See, however, "We rely on Transform Holdco for services related to our online business and the processing of online orders" in Item 1A. Risk Factors of this Annual Report on Form 10-K.

We also plan to drive customer growth by refining our marketing initiatives. We believe that we can grow our customer base through advertising in a number of different media, particularly through various forms of digital marketing, including search, social media ads and email marketing. We launched a fully integrated print, digital and television marketing campaign in March 2018 to highlight the unique market position of the Hometown Stores and our strengths in the home appliances category. This included the Company’s first ever national television commercials.

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

Diversify Our Supply Chain. We intend to continue our efforts to diversify our network of merchandise suppliers and service providers. Such diversification, particularly with respect to merchandise suppliers, is intended to reduce our reliance on Transform Holdco for our inventory. In 2017, we leveraged new systems functionality, enabled by our investments in the IT systems transformation initiative, to enhance our merchandise sourcing and inventory management capabilities. We have established direct purchasing relationships with several of our key strategic product manufacturers which hold significant market share in the product categories we compete in across the industry. SHO's purchases of inventory from Sears Holdings declined to 60% of total purchases in 2018 compared to 78% in 2017. We expect the percentage of total purchases of inventory acquired from Transform Holdco to decrease in the future as we increase our direct purchases from other merchandise vendors, particularly as the proportion of SHO's total inventory purchases in the Outlet business continues to increase as expected.

Provide Industry-Leading Financing Options. We intend to continue to provide our customers many convenient methods of financing their purchases including extended credit-card offers and lease-to-own alternatives. We believe that our store operating practices and our relationships with the issuer of the Sears credit card and our lease-to-own provider allow us to offer attractive financing choices for our customers that will lead to higher customer loyalty and profitability for the Company. Year-over-year leasing comparable store sales increased 39% in fiscal 2018. Our leasing share of the total business grew 27% versus the prior year, growing to 9% share in 2018. Additionally, third-party commissions received on leasing sales became a more meaningful contributor to our margin improvement.

Grow Commercial Sales. We are seeking to continue to grow our revenue with business customers who can benefit from our extensive merchandise offerings, broad store network, and delivery and service capabilities. Businesses such as builders, landlords, and apartment operators represent an attractive incremental customer base in the communities where we operate. In 2018, commercial sales grew 13%. Gross margin rate, net of commissions paid, improved as a result of a more disciplined commercial pricing process. Dealer and franchisee adoption of the program also continued to grow, with 70% of stores participating in 2018 versus 52% in 2017.

Transform our IT Infrastructure. We are replacing the large majority of our information technology infrastructure, which has been provided since the 2012 Separation by Sears Holdings (prior to mid-February 2019 and thereafter by Transform Holdco), with new systems and processes. We expect this change will provide improved operational flexibility, allow better control of our systems and processes, and reduce some of the risks relating to our relationship with, and dependence on, Transform Holdco. See also "We rely on Transform Holdco and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence" in Part 1A. Risk Factors of this Annual Report on Form 10-K for additional information regarding the conversion and migration of our information technology infrastructure.

Improve Operating Performance. We plan to focus on various initiatives intended to improve our gross margins and our inventory management. Our inventory-procurement operations are focused on developing customized merchandise assortments based on store demographics, sales history, customer preferences and margin by product division. Our inventory management focuses on keeping products with higher customer demand in stock. In addition, we intend to focus on controlling costs across our business lines, particularly selling and administrative expenses.

Store Activity. We will continue to take proactive steps to make the best use of capital and reduce costs by closing stores that we determine are not sufficiently profitable. We will also continue to selectively identify trade-area opportunities for new stores over the long term based on market potential, including trade areas where Sears Holdings (prior to mid-February 2019 and thereafter by Transform Holdco) has closed a full-line department store.

Our Products and Suppliers

Our focus on the preferences of our customers drives our merchandise selection. Our goal is to offer our customers a selection of brands and products within each of our product categories. Our largest revenue-generating category in 2018 was home appliances, representing approximately 73% of net sales.

We are party to an Amended and Restated Merchandising Agreement that was assigned by the Sears Holdings Companies to Transform Holdco (as amended and assigned, the "Merchandising Agreement") pursuant to which subsidiaries of Transform Holdco (1) sell to us, with respect to certain specified product categories, Transform Holdco-branded products (including products branded with the KCD Marks ("KCD Products")) and vendor-branded products obtained from other vendors and suppliers and (2) grant us licenses to use the trademarks owned by Transform Holdco, including the KCD Marks, in connection with the marketing and sale of products sold under the Transform Holdco marks. The initial term of the Merchandising Agreement will expire February 1, 2023 with our right to exercise one three-year extension with respect to KCD Products subject to specified Transform Holdco termination rights and other conditions in the Merchandising Agreement. We expect that our Hometown business will continue to rely on Transform Holdco for a significant majority of its inventory in 2019.

For the year ended February 2, 2019, products that we acquired through Sears Holdings accounted for approximately 60% of SHO's merchandise purchases. Although most merchandise purchases are now sourced through Transform Holdco, this percentage decreased from 78% in 2017. We expect this percentage to continue to decline as we increase our direct purchases from other merchandise vendors, particularly as the proportion of SHO's total inventory purchases in the Outlet business continues to increase as expected.

For example, fourth quarter 2018 purchases from Sears Holdings accounted for 52% of total purchases compared to 74% in the fourth quarter of 2017 and 58% in the third quarter of 2018. During the second half of 2017 and in early 2018, we entered into direct purchasing agreements with Whirlpool Corp., Husqvarna, LG Electronics USA Inc., GE Appliances, Samsung Electronics America Inc., and Stanley, Black and Decker. Our Outlet business primarily relies on suppliers other than Transform Holdco for the vast majority of its inventory. For the quarter and year ended February 2, 2019, products that we acquired through Sears Holdings accounted for approximately 10% and 19% of total Outlet purchases, respectively.

As described in greater detail in Item 1A. Risk Factors of this Annual Report 1A, we have agreements with Transform Holdco as well as with third-party service providers, to provide processing and administrative functions over a broad range of areas.

Our Dealer and Franchise Models

Dealer Model

As of February 2, 2019, 497 of our Hometown Stores were operated by independent authorized dealers who own and operate their stores. The dealer bears responsibility for store operating costs, including all payroll and occupancy costs. SHO provides the inventory to the dealer on a consignment basis, and the dealer earns a variable commission on sales of merchandise, extended-service plans, and other services. SHO also provides support to dealers for recruiting and training dealer staff, marketing, and other support services.

The dealer relationship is governed by a dealer agreement, which generally has either a three or five-year term (depending on its terms and conditions). If a dealer defaults or fails to renew its dealer agreement, SHO may assume responsibility for the operation of the store until a new dealer is recruited to operate the store.

Franchise Model

As of February 2, 2019, 11 of our Home Appliance Showrooms, seven of our Hardware Stores, and five of our Outlet Stores were operated by independent franchisees. Under our primary franchise model, the franchisee operates the store and is responsible for its operating costs, including payroll and leasing costs. SHO provides inventory to the franchisee on a consignment basis, and the franchisee earns variable commissions on sales of merchandise, extended-service plans, and other services. SHO also provides brand and marketing services to the franchisee. In certain cases, SHO remains responsible for lease costs in the case of a default by the franchisees until the expiration of the leases, at which time our franchisees may be required to negotiate new leases to which SHO will not be a party.

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

During the second quarter of 2015 we suspended our franchising of additional Hometown and Outlet stores except to existing Company franchisees. We have ceased franchising additional Hometown and Outlet stores.

Distribution and Systems Infrastructure

The majority of our merchandise comes to our stores directly from vendors or distributors (including Transform Holdco). Home delivery is provided by the selling dealers and franchisees, by Transform Holdco, and by other parties.

We rely extensively on computer systems to process transactions, summarize results, and manage our business. Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. We currently rely on Transform Holdco to provide us with the computer systems and infrastructure that enable our distribution systems. See "If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation" in Item 1A. Risk Factors of this Annual Report on Form 10-K. For information regarding the migration of the current information technology systems and processes provided to us by Holdings to new, business and technology infrastructure and systems see "We rely on Transform Holdco and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence" in Item 1A. Risk Factors of this Annual Report on Form 10-K.

In addition, we also rely on Transform Holdco for warehousing and other logistics services primarily for our Hometown segment stores.

We are party to a Services Agreement pursuant to which a subsidiary of Transform Holdco (as assignee) provides us with a number of services, including logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), product repair, ecommerce, and payment clearing and other financial services (as amended, the "Services Agreement"). The term of the Services Agreement will expire on February 1, 2023, subject to specified termination rights. We pay fees and rates for the services received in accordance with the Services Agreement. In addition, we are responsible for the payment of all taxes payable in connection with the Services provided under the Services Agreement, including sales, use, excise, value-added, business, service, goods and service, consumption, withholding and other similar taxes or duties. See "Relationships and Transactions with Related Persons" in the definitive 2019 Proxy Statement relating to our Annual Meeting of Stockholders to be held on May 29, 2019, which is incorporated by reference into Item 13 of this Annual Report on Form 10-K (the "2019 Proxy Statement), for a general description of the Services Agreement.

Geographic Information

The vast majority of our revenues are generated within the United States. During 2018 and 2017, approximately 2.0% of our revenues were generated in Puerto Rico. The vast majority of our long-lived assets are located within the United States.

Employees

As of February 2, 2019, we had 2,992 employees, of which 51% were full-time employees and less than 1% were represented by a union. We believe that we have a good working relationship with our employees and we have never experienced a material interruption of business as a result of labor disputes. We offer a broad range of company-paid benefits to our employees. These company-paid benefits include a 401(k) savings plan, medical and dental plans, disability insurance, paid vacation, various employee assistance programs, life insurance, and merchandise discounts.

Intellectual Property

We are party to several Store License Agreements with a subsidiary of Transform Holdco, as assignee, pursuant to which we have been granted, on a royalty-free basis, among other things, (1) an exclusive, non-transferable and terminable license to operate, and to authorize our dealers and franchisees to operate, retail stores and stores-within-a-store using the "Sears Outlet Store," "Sears Authorized Hometown Store," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware Store," and "Sears Appliance & Hardware," store names (together, the "store names"), (2) an exclusive, non-transferable and terminable license to use the store names to promote our products, and services related to our products, by all current and future electronic means, channels, processes and methods, including via the Internet, (3) a non-exclusive, nontransferable and terminable license to use, and to authorize our dealers and franchisees to use, certain other trademarks to market and sell services related to our products under those trademarks and (4) an exclusive, non-transferable and terminable license to use certain domain names in connection with the promotion of our stores, the marketing, distribution and sale of our products and the marketing and offering of services related to our products (collectively, the "Store License Agreements"). We are also party to a Trademark License Agreement with the Transform Holdco subsidiary pursuant to which we have been granted, on a royalty-free basis, a non-exclusive, non-transferable and terminable right to use the "Sears" name in our corporate name and to promote our business (the "Trademark License Agreement"). The Store License Agreements and the Trademark License Agreement will expire in 2029, subject to specified termination rights. For additional information regarding the Store License Agreements and the Trademark License Agreement see "Relationships and Transactions with Related Persons" in the 2019 Proxy Statement.

The Merchandising Agreement provides that (1) Transform Holdco's subsidiary will sell to us, with respect to certain specified product categories, Sears-branded products (including KCD Products) and vendor-branded products obtained from vendors and suppliers and (2) Transform Holdco's subsidiary grants us licenses to use the trademarks owned or licensed by subsidiaries of Transform Holdco (together, the "Sears marks"), including the KCD Marks, in connection with the marketing and sale of products sold under the Sears marks. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products.

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

Risks Relating to Our Relationship with, and Dependence on, Transform Holdco

We depend on Transform Holdco to provide us with most key products and services for our business. Consequently, if Transform Holdco is unwilling, unable, or otherwise fails to provide these key products and services or if Transform Holdco’s brands are impaired, we could be materially and adversely affected.

Following the 2012 Separation and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied heavily on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (together the “Operative Agreements”). See "Relationships and Transactions with Related Persons" in the 2019 Proxy Statement. During October 2018 Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by the Sears Holdings Companies, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform Holdco acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies (together the “Sears Assets”), and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform Holdco on or about February 11, 2019. According to publicly available information, ESL controls Transform Holdco and owns approximately 58.8% of the Company’s outstanding shares of common stock.

On April 5, 2019 the Company received a proposal from Transform Holdco to acquire all of the outstanding shares of the Company’s common stock not already owned by ESL for a purchase price of $2.25 per share. Following the review of the proposal by a special committee of the Company's independent directors and the special committee's advisors, the special committee communicated to representatives of Transform Holdco that the special committee had concluded that a transaction on the terms contemplated by the Proposal would not be in the best interests of the Company’s unaffiliated stockholders. For additional information see our Current Report on Form 8-K filed with the SEC on April 8, 2019.
The Company can give no assurance that any definitive agreement concerning a transaction with Transform Holdco will be entered into or, if such a definitive agreement is entered into, will result in the consummation of a transaction provided for in the definitive agreement. Discussions concerning a transaction may be terminated at any time and without prior notice. Entry into a definitive agreement concerning a transaction and the consummation of any such transaction is subject to a number of contingencies that are beyond the Company's control.
As described below under the heading “ESL Investments, Inc. and its investment affiliates, whose interests may be different from the interests of other stockholders, are able to exert substantial control and influence over our Company.”, ESL took action on April 15, 2019 to replace two members of our Board of Directors and to amend our Amended and Restated Bylaws.
We rely heavily on the products and services provided since mid-February 2019 by Transform Holdco or its subsidiaries (the "key products and services") including the following:

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

•
Certain of our store leases and the leases for stores that we have subleased, or in the future may sublease, to franchisees or others are leased or subleased to us by subsidiaries of Transform Holdco until their expiration at which time we will be required to renegotiate with the landlords directly;

•	Our stores continue to use the Sears brand name, and other intellectual property owned by Transform Holdco through our license agreements with Transform Holdco;

•	Our stores continue to participate in the Transform Holdco's Shop Your Way program and rely on the customer data and other information provided by the Shop Your Way program; and

•	Our stores continue to accept Sears-branded credit cards.

Transform Holdco was formed recently, was not an operating retail business prior to its acquisition of the Sears Assets and the assumption of the Operative Agreements, and will rely, at least initially, on the Sears Holdings Companies and its subsidiaries and other third parties to provide to Transform Holdco the merchandising and other services that Transform Holdco is obligated to provide to the Company in accordance with the Operative Agreements. Transform Holdco is not a public company and is not obligated to disclose publicly any information regarding its results of operations, financial condition, liquidity, cash flows, or overall ability to operate its businesses and provide merchandising and other services to the Company in accordance with the Operative Agreements. Transform Holdco has not given the Company any of such information.

As a result of our dependence on Transform Holdco, we are exposed to the risk that Transform Holdco will become unable or unwilling to fulfill its contractual obligations to us in accordance with their terms. Transform Holdco is subject to various risks and uncertainties, which could adversely and materially affect our business, results of operations, financial condition, liquidity, and cash flows. Such risks include (1) risks related to the retail industry, (2) risks related to worldwide economic conditions, (3) risks associated with Transform Holdco's computer systems and infrastructure, (4) risks related to Transform Holdco's ability to access capital markets and other financing sources, and (5) risks associated with what appears to us to be Transform Holdco's inability, possibly temporary, to obtain merchandise on commercially reasonable terms for its businesses and for resale to us.

SHO receives from Transform Holdco specified portions of merchandise subsidies collected by Transform Holdco from its merchandise vendors and specified portions of cash discounts earned by Transform Holdco as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). SHO's portion of Vendor Funds has significantly declined, and if that decline were to continue, SHO's results of operations and cash flows could be adversely affected to a material extent.

We had been taking action to reduce our dependence on Sears Holdings, and we are taking action to reduce our dependence on Transform Holdco, to enable us to take advantage of what we believe are lower costs, or better terms and conditions, from alternative merchandise and services vendors and to reduce our Transform Holdco-related risks. We will continue to evaluate actions that will enable us to reduce our costs and risks by reducing our dependence on Transform Holdco.

We believe it is necessary for Transform Holdco to continue to provide products and services to us in accordance with the Operative Agreements to facilitate the continued successful operation of our business. Transform Holdco has no obligation to provide assistance to us other than to provide the products and services required to be provided pursuant to the Operative Agreements. Although Transform Holdco is generally obligated to provide us with these products and services until February 1, 2023, these products and services may not be provided at the same level, at the same prices, and, with respect to products, the same amounts of Vendor Funds during the entire duration of the agreements, and we may not be able to obtain the same benefits from these products and services. Generally, we expect to need to rely on Transform Holdco for some products and services for the entire duration of the Operative Agreements. When Transform Holdco is no longer obligated to provide these products and services to us, we may not be able to replace some of these products and services on terms and conditions, including costs, as favorable as those we have with Transform Holdco. See "Relationships and Transactions with Related Persons" in the 2019 Proxy Statement.

The service fees we are obligated to pay to Transform Holdco are not firm and higher service fees could result.

The Services Agreement provides that it will expire on February 1, 2023 unless terminated earlier in accordance with its terms. The Services Agreement also provides that we will pay the service fees specified in the Services Agreement for its duration, subject to (1) fee increases from Transform Holdco's third-party providers providing services and (2) Transform Holdco's right to increase fees for services if a change in legislation, regulation, business conditions, or Transform Holdco’s operations results in an increase in Transform Holdco’s costs associated with one or more of the services.

We depend on Transform Holdco and other vendors to provide our inventory.

Our Hometown and Outlet businesses rely on Transform Holdco (or its subsidiaries) for a significant portion of their inventory, including KCD Products. For the year ended February 2, 2019, products which we acquired through Sears Holdings accounted for approximately 60% of our merchandise purchases. Hometown merchandise purchases are sourced predominantly through Transform Holdco.

If we are unable to obtain adequate amounts and assortments of merchandise from Transform Holdco, we may be unable on short notice to find alternative sources of supply on terms and conditions that we believe are commercially reasonable, or at all. In addition, the third-party vendors from whom Transform Holdco currently obtains merchandise for us may not be willing to continue to sell merchandise to Transform Holdco on terms and conditions that it believes are commercially reasonable. During the fourth quarter of 2018 we experienced (and continue to experience) a growing inability to obtain from Transform Holdco sufficient quantities of Craftsman-branded merchandise in product categories important to us, many of which categories we cannot quickly source from other vendors.

In addition, our Outlet business also relies on merchandise vendors other than Transform Holdco ("Other Vendors") for a significant portion of Outlet inventory. For the year ended February 2, 2019, purchases from Other Vendors accounted for approximately 81% of total Outlet purchases. We intend to increase the portion of our Outlet business's inventory that we purchase from Other Vendors if we believe that action will improve our customer service or profitability. Our agreements with Other Vendors generally do not guarantee the availability of specified amounts of merchandise at any given time, and we have no assurance that any of these agreements will be renewed on commercially reasonable terms, or at all. If the Other Vendors decrease their output of merchandise, raise their prices, or find alternative distribution channels for their products, or all of these, and we are required to find one or more additional Other Vendors, we may not be able to contract with them on a timely basis, on commercially reasonable terms, or at all. This could lead to higher prices, decreased inventory, our inability to maintain an appropriate assortment of merchandise in our stores and could cause us to accelerate store closings, all of which could have a material adverse effect on our business, results of operations, financial condition, and stock price. In addition, if we do not maintain our existing relationships, or build new relationships, with Other Vendors we may not be able to maintain an appropriate assortment of merchandise, and customers may not purchase from our stores.

We rely on Transform Holdco and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence.

We are party to various agreements with Transform Holdco (including without limitation the Services Agreement), as well as with third-party service providers, to provide us with processing and administrative functions over a broad range of areas, and we expect to continue to do so in the future. Key products and services provided by Transform Holdco or other third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as acts of God or contract disputes, and any failure by third parties to provide us with these key products and services on a timely basis or within our service level expectations and performance standards could result in a disruption to our business.

We rely heavily on the infrastructure of Transform Holdco for a variety of key products and services. Our various agreements with Transform Holdco (including without limitation the Services Agreement and the Merchandising Agreement), which govern the provision of these key products and services, are not long term, and we may seek to continue to rely on the infrastructure of Transform Holdco after February 1, 2023. Our business plans with respect to approximately the next 18 to 24 months depend to a significant extent on Transform Holdco’ willingness and ability to continue to provide us with these key products (including KCD Products as to which products we do not have the right to buy other than from Transform Holdco) and services. Any failure to maintain Transform Holdco as a service provider, or any actions by Transform Holdco, during that period when permitted under the applicable agreement, to raise the prices it charges us for these key products and services, could have a material adverse impact on our business and our results of operations.

In addition, cyber-attacks, other cybersecurity incidents, and other disruptions in the computer and communications hardware and software systems provided by Transform Holdco could harm our ability to run our business, result in the compromise of confidential customer data and lead to significant remediation costs, increased cybersecurity protections costs, lost revenues, increased litigation and other legal risks, increased insurance premiums, reputational damage that adversely affects customer and investor confidence, and damage to the Company’s competitiveness, stock price, and long-term stockholder value. Any significant interruption in our computer operations may have a material adverse effect on our business and results of operations. As a result of our reliance on the computer and information technology infrastructure of Transform Holdco, we have limited control over the timing and implementation of upgrades to our computer and information technology systems that we may believe are integral to the successful operation of our business.

We have entered into a Master Services Agreement with a vendor (the "systems-migration vendor") in which it agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Transform Holdco to new business and technology infrastructure and systems provided by a second vendor (collectively, the “BPO”). We expect the new infrastructure and systems will provide greater operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system operation following implementation of the migration, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Transform Holdco. The new infrastructure and systems should enable us, and we currently intend, to replace many of the corporate services provided by Transform Holdco with services that we will provide ourselves using the new system, other third-party providers, and, on a limited-basis, internally by SHO.  The replaced services could include tax, accounting, non-merchandise procurement, risk management and insurance, advertising and marketing, human resources, loss prevention, environmental, product and human safety, facilities, information technology, online, payment clearing, and other financial, real estate management, merchandising, and other support services.   Selling and administrative expenses related to the BPO were $25.9 million and $34.4 million in 2018 and 2017, respectively. We expect a decline in BPO-related corporate expenses in fiscal 2019.

Implementation of the BPO involves significant risks for us. The risks include, among other things, the following: conversion and migration of data; availability and customization of solutions that meet our needs and the needs of our dealers and franchisees (especially with respect to our point-of-sale and financial-reporting systems); availability of Company personnel and other resources to manage and implement the project; expansion of migration, implementation, and conversion scope, cost, and timing; current and future disagreements with the systems-migration vendor regarding its and our contractual rights and obligations (in particular with respect to the growing costs of the migration and increasing implementation delays) and the contractual rights and obligations of the systems-migration vendor's contractors regarding, among other things, the suitability of the migration solutions proposed by the systems-migration vendor and its ability and willingness to complete the BPO in accordance with our plans and expectations and on the timetable and at the cost to the Company that we believe we have negotiated with the systems-migration vendor as reflected in the Master Services Agreement. Key BPO conversion and migration milestones have not been, or will not be, met by the systems-migration vendor in accordance with agreed-upon deadlines. The Company believes that the systems-migration vendor is responsible, in all significant respects, for the delays. Other risks include the amount, quality, and timing of cooperation that we receive from Transform Holdco and other contracted service providers with respect to the BPO and disruption of our day-to-day business activities. The risks described above in this paragraph and other risks with respect to the BPO could have a material adverse effect on our business and results of operations.

If our relationships with our vendors, including Transform Holdco, were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.

We obtain our merchandise from Transform Holdco and Other Vendors. For the year ended February 2, 2019, products which we acquired from Transform Holdco, including KCD Products and other products, accounted for approximately 60% of our total purchases of inventory from all vendors. The loss of or a reduction in the amount of merchandise made available to us by Transform Holdco could have a material adverse effect on our business and results of operations.

Pursuant to the Merchandising Agreement, subsidiaries of Transform Holdco have agreed to sell non-Sears-branded products to us until February 1, 2023. If we want to continue to purchase non-Sears-branded products from Transform Holdco after February 1, 2023 we will need to seek to extend or renegotiate on comparable terms and conditions the duration of the Merchandising Agreement with respect to non-Sears-branded products. If those efforts were unsuccessful we might not be able to replace the inventory provided under the Merchandising Agreement on commercially reasonable terms, or at all and any such inability could have a material adverse effect on our prospects and results of operations and our ability to operate our business could be significantly impaired, as we would have to find new sources for our inventory. We now purchase and, when in the Company's best interest, intend to accelerate our purchases of non-Sears-branded products from Other Vendors.

Our vendor arrangements with Transform Holdco and Other Vendors generally are not long-term agreements and none of them guarantee the availability of merchandise in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory. As a result, our success depends on maintaining good relations with our existing vendors and developing relationships with new vendors. If we fail to maintain our relations with our existing vendors (including without limitation maintaining an effective and productive business relationship with Transform Holdco) or the quality and quantity of merchandise they supply us, or if we cannot acquire new vendors of favored brand-name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, to the extent we are able to develop relationships with new vendors and obtain merchandise from alternative sources, the merchandise obtained may be of a lesser quality and more expensive than the merchandise we currently purchase.

We license from Transform Holdco the use of our current store names, specified domain names, and specified trademarks used to brand our products.

We license from Transform Holdco the use of the "Sears" trademark, the KCD Marks, and the "Sears Hometown Store," "Sears Authorized Hometown Store," "Sears Hardware Store," "Sears Home Appliance Showroom," "Sears Appliance & Hardware," and "Sears Outlet" store names (collectively, the "store names") and domain names for websites we operate (the "domain names"). Pursuant to the Merchandising Agreement, our licenses to use the KCD Marks will expire February 1, 2023 or, if we renew for the renewal term, February 1, 2026. Pursuant to the Store License Agreements and Trademark License Agreement, our licenses to use the Sears trademark, the store names, and the domain names (except as provided in the next sentence) will expire in 2029, subject to specified termination rights. In accordance with the Services Agreement our license from Transform Holdco to use the domain name "SearsOutlet.com" on a web platform not operated by Transform Holdco will expire on February 1, 2023. For additional information regarding our license rights see "Relationships and Transactions with Related Persons" in the 2019 Proxy Statement.

If the value of the Sears trademark, the KCD Marks, the store names, or the domain names diminishes, if we are unable to extend, renew, or renegotiate the Merchandising Agreement, the Store License Agreements, or the Trademark License Agreement on comparable terms, or at all, or if one or more of these agreements (or other then-available rights to use the KCD Marks, the store names, or the domain names) were terminated, our prospects and results of operations could be adversely affected and our ability to operate our business could be impaired, as it would require us to stop using one or more of the aforementioned names in our stores, in our online activities, and in our product advertising.

Several of our agreements with subsidiaries of Transform Holdco contain early termination provisions that are outside of our control and, if triggered, could have a material adverse effect on our ability to operate our business and our financial performance.

Our agreements with subsidiaries of Transform Holdco contain various default and termination provisions, some of which are not within our control. For example, under the Merchandising Agreement, if (i) an unaffiliated third party acquires all rights, title, and interest in and to one or more (but not all) of the KCD Marks, then subsidiaries of Transform Holdco may terminate their obligation to sell to us the products that are branded with the KCD Marks that were subject to such acquisition and (ii) if an unaffiliated third party acquires all rights, title, and interest in and to all of the KCD Marks, then subsidiaries of Transform Holdco may terminate the Merchandising Agreement in its entirety. See "The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations" in this Item 1A regarding Transform Holdco's sale on March 9, 2017 of its Craftsman brand to Stanley Black & Decker, Inc. Furthermore, the Merchandising Agreement and our other agreements with subsidiaries of Transform Holdco may also be terminated by either party upon a material breach if breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate. The Merchandising Agreement provides that neither Transform Holdco nor SHO may exercise its express termination rights if it or its affiliates have failed to comply with any of its material obligations in the Merchandising Agreement and the failure is continuing.

In addition, a number of our agreements with subsidiaries of Transform Holdco contain cross-termination provisions such that, if a breach of or default under one of the agreements by one party were to result in the termination of such agreement, the other party may terminate a number of the additional agreements between the parties. If one or more of our agreements with subsidiaries of Transform Holdco were to be terminated earlier than currently anticipated, it could have a material adverse effect on our prospects and results of operations and our ability to operate our business would be significantly impaired. For additional information see "Relationships and Transactions with Related Persons" in the 2019 Proxy Statement. The Company's Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent (the "Senior ABL Facility"), and the Company's Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC as lender (the “Term Loan Agreement”) each provides that an "Event of Default" would occur with specified consequences if Transform Holdco or its subsidiaries terminated each of the Merchandising Agreement, the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Tax Sharing Agreement between the Company and Transform Holdco (the "Tax Sharing Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Senior ABL Facility" and "Term Loan Credit Agreement" in this Annual Report on Form 10-K.

The sale of KCD Products to other retailers, including certain of our competitors, may adversely affect our results of operations.

KCD Products accounted for approximately 51% of our consolidated revenue during fiscal year 2018. Transform Holdco has agreed to supply several other retailers, including several of our competitors, with a number of Craftsman and DieHard-branded products that previously were only sold through affiliates of Transform Holdco. If Transform Holdco continues to supply other retailers, including our competitors, with Craftsman and DieHard-branded products, or begins to supply other retailers with Kenmore-branded products, our revenue may be adversely affected.

During 2016 Sears Holdings announced that it would explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands. During 2017 Sears Holdings announced that it had completed its sale to Stanley Black & Decker, Inc. of Sears Holdings's Craftsman business (the "Stanley Purchase"), including the Craftsman brand name and related intellectual property rights. As part of the agreement, Transform Holdco will continue to offer specified Craftsman-branded products, sourced from existing suppliers, through its current retail channels, including the Company, via a perpetual license from Stanley Black & Decker, Inc. As part of the Stanley Purchase Stanley Black & Decker, Inc. agrees that Transform Holdco's license right to sell specified Craftsman-branded products to the Company is exclusive. The Company believes that the Stanley Purchase will enable Stanley Black & Decker, Inc. to significantly increase Craftsman sales through the Company's competitors, such as The Home Depot and Lowe’s. In connection with the Stanley Purchase, Transform Holdco has waived its right in the Merchandising Agreement to terminate, solely as a result of the Stanley Purchase, the Company's rights to buy from Transform Holdco merchandise branded with the Craftsman brand. For additional information see the Company's Current Report on Form 8-K (File No. 001-35641) filed with the Securities and Exchange Commission on March 9, 2017 regarding the Amendment to Amended and Restated Merchandising Agreement dated as of March 8, 2017 among the Company, Transform Holdco (as assignee from Sears Holdings), and Stanley Black & Decker. Inc. On July 20, 2017 Sears Holdings announced the launch of Kenmore products on Amazon.com and that Sears Holdings planned to make the full line of Kenmore home appliances available on Amazon.com.

Our agreements with Transform Holdco restrict our ability to expand into certain geographic areas.

Currently, Sears full-line stores, Kmart stores, and certain specialty retail stores owned by Transform Holdco sell product lines that are similar to ours. The Merchandising Agreement prohibits us, subject to specified conditions, from opening new Hometown Stores and Hardware Stores in specified areas and from selling new home appliance, patio, and Craftsman lawn and garden merchandise in new Outlet Stores that are located within two miles of an operating Transform Holdco store. These non-competition obligations restrict our ability to open new stores and sell certain types of products in the specified areas that we might otherwise consider as possible targets for expansion and may limit our growth potential.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Transform Holdco.

The agreements related to the 2012 Separation, including the Services Agreement, the Store License Agreements, the Trademark License Agreement, the Merchandising Agreement, and the Retail Establishment Agreement (other than the post-2012 Separation amendments to these agreements, which have been approved by the Audit Committee of the Company's Board of Directors), were agreed to in the context of a parent-subsidiary relationship and in the overall context of the 2012 Separation. Accordingly, they may not represent the best terms that could have been available to us from third parties. The terms of the agreements negotiated in the context of the 2012 Separation relate to, among other things, the principal actions needed to be taken in connection with the 2012 Separation, indemnification, and other obligations among Transform Holdco and us, and the nature of the commercial arrangements between us and Transform Holdco following the 2012 Separation. For additional information see "Relationships and Transactions with Related Persons" in the 2019 Proxy Statement.

We may not be able to continue to resolve successfully future contractual disputes and other conflicts with Transform Holdco.

Several of our agreements with Transform Holdco, such as the Services Agreement, the Store License Agreements, the Trademark License Agreement, and the Merchandising Agreement, were agreed to in the context of a parent-subsidiary relationship and in the overall context of the 2012 Separation (other than post-2012 Separation amendments to these agreements, which have been approved by the Audit Committee of the Company's Board of Directors). We may be unable to obtain expeditious and economical resolution of future disputes that could arise with respect to the following matters, among others, which also could materially and adversely affect our ability to conduct our business: business opportunities that may be attractive to both Transform Holdco and us; the nature, quality and pricing of services Transform Holdco has agreed to provide to us; tax, real estate (including sublease obligations) and other matters arising from the 2012 Separation; defense and indemnification arising from losses caused by Transform Holdco; major business combinations involving us; employee retention and recruiting; SHO's intellectual property rights; the extent of SHO's rights to conduct multi-channel retailing; and competition between our stores and websites and Transform Holdco’s stores and websites.

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

We must maintain sufficient inventory levels to operate our business successfully. However, we also must avoid accumulating excess inventory as we seek to minimize out-of-stock levels across all product categories and to maintain in-stock levels. We continue to rely on and obtain significant portions of our inventory through Transform Holdco, which obtains a significant portion of inventory from vendors located outside the United States. Some of these vendors often require us to provide, through Transform Holdco, lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us, through Transform Holdco, to order merchandise, and enter into purchase order contracts for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment, which makes us vulnerable to changes in price and consumer preferences. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

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

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs and better endure future economic downturns. As a result, our sales may decline if we cannot offer competitive prices to our customers or we may be required to accept lower profit margins. Our competitors may respond more quickly to new or emerging technologies and consumer preferences and may have greater resources to devote to promotion and sale of products and services.

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

As of February 2, 2019, the significant majority of the stores in our Hometown business were operated by our dealers and franchisees that sell our inventory on a consignment basis. Our dealers’ and franchisees’ ability to continue operating their stores profitably (which ability to us appears to be worsening) depends on various factors, including their business abilities, financial capabilities (including their access to credit for operating capital), the negotiation of acceptable leases, and general economic conditions. Many of the foregoing factors are beyond the control of both SHO and our dealers and franchisees. If our dealers and franchisees are unable or unwilling to operate their stores, this could have a material adverse effect on our business and results of operations including the necessity that we record additional accelerated store-closing costs.

In addition, if our dealers are unable or unwilling to operate their stores profitably or in a manner consistent with our concepts and standards, we may be required to take over one or more stores from our dealers from time to time. Generally, at any given time, we operate approximately 3-5% of our Sears Hometown Stores as a result of our taking such stores over from our authorized dealers.

Our dealers and franchisees may damage our business or increase our costs by failing to comply with our agreements and operating standards of our dealer and franchise agreements.

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

•
We rely on Transform Holdco to provide product protection agreements that we sell in our stores and online, and deterioration in Transform Holdco's results of operations, financial condition, and liquidity could affect its ability to offer product protection agreements;

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

ESL Investments, Inc. and its investment affiliates, whose interests may be different from the interests of other stockholders, are able to exert substantial control and influence over our Company.

According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") owns 58.8% of our outstanding shares of common stock. Accordingly, ESL has a substantial influence over many, if not all, actions to be taken or approved by our stockholders and has a significant voice in, for example, the removal, appointment, and election of directors, the ability of the Company to implement business initiatives and transactions, and the implementation of transactions involving a change of control, among other matters affecting the Company.

On April 15, 2019, ESL acted by written consent pursuant to the Company's Amended and Restated Bylaws and the General Corporation Law of the State of Delaware (the "DGCL") to remove William K. Phelan and David Robbins as directors of the Company and appoint Alberto Franco and John E. Tober to the Company's Board of Directors to fill the vacancies created by the removal of Mr. Phelan and Mr. Robbins. ESL also amended the Company’s Amended and Restated Bylaws pursuant to its written consent (the “ESL Bylaw Amendment”) to, among other things, provide for specified approval and procedural requirements that must be met prior to the Company effecting the closure of 20% or more of the stores operating any line of business of the Company or a liquidation, sale or disposal of (x) Company assets representing 20% or more of the consolidated assets of the Company and its subsidiaries, other than in the ordinary course of business, or (y) a line of business of the Company representing 20% or more of the consolidated net sales or net income of the Company and its subsidiaries (each a “Disposal Action”). Under the Company's Amended and Restated Bylaws, as amended by ESL's written consent, the Board must, prior to commencing a Disposal Action, adopt at a meeting a resolution recommending such Disposal Action with the affirmative vote of at least 90% of directors then in office. Following the adoption of such a resolution, the Company must make a public announcement of such recommendation and the Board must then approve such Disposal Action by an affirmative vote of no less than 90% of directors then in office at a second meeting at least thirty business days following the first meeting. For additional information see our Current Report on Form 8-K filed with the SEC on April 19, 2019.
The approval and procedural requirements added by the ESL Bylaw Amendment add, as described above, constraints to the Company’s ability to make specific business decisions and could therefore have a material adverse effect on our business and results of operations. The ESL Bylaw Amendment's terms in some respects create uncertainty about how to comply with them.

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

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, certain of which may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. We conduct business in 49 states. Some jurisdictions in which we operate aggressively apply laws and procedures against corporate defendants. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial time and resources to defend our Company. Further, changes in governmental regulations in the United States could have adverse effects on our business and subject us to additional regulatory actions.

If we do not maintain the security of our customer, associate, and company information, we could damage our reputation, incur substantial additional costs, and become subject to litigation.

In the ordinary course of our business, we collect, process, and store a large amount of customer, associate, and Company information, including financial information and sensitive personal information. Until we complete the implementation of the BPO we will continue to rely heavily on access to Transform Holdco’s computer and communications hardware and software systems (such as the point-of-sale system used by the Company and our dealers and franchisees) and related security systems (collectively the "Transform Holdco Systems") to collect, process, and store this information. Transform Holdco Systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by Transform Holdco's associates, our associates, and the associates of our dealers and franchisees. The Transform Holdco Systems may be compromised as a result of criminal activity, negligence, or otherwise. Threats may result from human error, fraud, or malice on the part of Transform Holdco's associates, our associates, and the associates of our dealers, franchisees, and other third parties, or may result from accidental technological failure. Any significant compromise or breach of the Transform Holdco Systems could significantly damage our reputation and result in additional costs, lost sales, fines, government investigations, and lawsuits against, or otherwise adversely affecting, SHO. The regulatory environment related to information security and privacy is increasingly rigorous and complex, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Additionally, several recent, highly publicized data-security breaches and cyber attacks at other large, nationwide retail companies have heightened consumer awareness of this issue and may embolden individuals or groups to target SHO and the Transform Holdco Systems. There is no guarantee that our reliance on the Transform Holdco Systems and related security measures provided by Transform Holdco will protect information against unauthorized access or that the Transform Holdco Systems and related security measures are adequate to safeguard against data-security breaches.

When we complete the implementation of the BPO our systems will be subject to the same information-system risks that are described in the preceding paragraph. See "We rely on Transform Holdco and other third parties to provide us with key products and services in connection with the administration of many critical aspects of our business, and we may be required to develop our own systems quickly in order to reduce such dependence" in this Item 1A for additional information and risks regarding the implementation of the BPO.

If we are unable to renew or enter into new store leases on competitive terms, our revenues or results of operations could be negatively impacted.

A small number of our stores are in locations where Transform Holdco currently operates one of its stores. In such cases we entered into a lease or sublease with Transform Holdco (or one of its subsidiaries) for the portion of the space in which our store operates and pay rent directly to Transform Holdco (or one of its subsidiaries) on the terms negotiated in connection with the 2012 Separation. If we are unable to negotiate leases or subleases with Transform Holdco (or one of its subsidiaries) on commercially reasonable terms, or at all, we may be forced to close the affected stores, which could negatively impact our results of operations.

As of February 2, 2019, we leased 96 Company-operated Outlet store locations under long-term agreements with landlords that are unaffiliated with Transform Holdco, leased 23 locations with landlords affiliated with Transform Holdco, operated two locations that were co-located with a Sears Appliance and Hardware store which were leased by the Hometown segment, and owned one building. Additionally, we are the obligor on three leases which are sublet to our franchisees that are unaffiliated with Transform Holdco and one lease is sublet to a franchisee with a landlord affiliated with Transform Holdco, and two locations are leased by franchisees. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for new-store expansion in a timely manner. Furthermore, 52 of our 128 Sears Outlet leases will expire within the next three years and, with respect to 23 of these locations, we do not have lease-renewal rights. A failure to renew or enter into new leases could reduce our revenues and negatively impact our results of operations.

As of February 2, 2019, our Hometown business leased 12 Company-operated locations under long-term agreements with landlords that are unaffiliated with Transform Holdco. Additionally, we are the obligor on an additional two leases which are sublet to our franchisees. If our franchisees are unable to maintain the payments under either our sublease or assigned lease arrangements, we will be required to make payments under the lease. In addition, upon the expiration of the initial lease term, our franchisees are responsible for entering into new leases with existing landlords. If our franchisees are unable to negotiate new leases with existing landlords on commercially reasonable terms, or at all, our franchisees may be required to move or close certain of our stores. A failure to maintain payments or to enter into new leases by our franchisees could negatively impact our results of operations.

As of February 2, 2019, our Hometown businesses leased 2 locations where we closed retail stores but continued to be obligated on the lease. In addition, we are leasing one location currently under construction to open a new store.

A number of the leases for both our Outlet and Hometown stores were negotiated by and entered into by a subsidiary of Transform Holdco. Upon the expiration of these leases, we will be required to enter into new leases with the landlords for such properties and we may be unable to enter into new leases as a company independent from Transform Holdco on commercially reasonable terms, or at all. Further, a number of our leases were entered into at a time when the commercial real estate market was depressed. We may be required to enter into negotiations with landlords for new leases in the future at times when the commercial real estate market has rebounded and rental payments are generally higher for commercial real estate. Higher occupancy costs could negatively impact our results of operations.

If we fail to timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers, our operating results will be adversely affected.

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors, including Transform Holdco, and delivery of merchandise to our customers. Our utilization of foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our stores, work stoppages including as a result of events such as strikes, transportation and other delays in shipments including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered to us through airfreight, which is significantly more expensive than standard shipping by sea. As a result, we may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to timely receive merchandise from our vendors or deliver our products to our customers.

We rely upon Transform Holdco and other third-party land-based carriers for merchandise shipments to our stores and customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers' ability to provide delivery services to meet our inbound and outbound shipping needs. In addition, if there was an increase in the cost of fuel above current levels, the cost to deliver merchandise to our stores may rise which could have an adverse impact on our profitability. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

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

At February 2, 2019 we had approximately $133 million of debt outstanding. While the instruments governing our indebtedness include restrictions on our ability to incur additional indebtedness, they do not completely prevent us or our subsidiaries from incurring additional debt in the future and do not prevent us or our subsidiaries from incurring other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. For additional information regarding the Senior ABL Facility and the Term Loan Agreement see, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition" in this Annual Report on Form 10-K. The amount of our debt or such other obligations, and our ability to meet those obligations (including repayment) could have important consequences for holders of our common stock, including, but not limited to:

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

We have capital needs and may not be able to refinance our existing indebtedness and obtain additional financing on acceptable terms.

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

All amounts outstanding under the Senior ABL Facility and the Term Loan Agreement will become due and payable on  February 29, 2020. While the Company has had discussions with the administrative agent for the Senior ABL Facility about its extension or refinancing, those discussions have not yet resulted in an agreement to extend or refinance. While we believe that we should be able to refinance the Senior ABL Facility and the Term Loan (and we will continue our efforts to do so), we can give no assurance that our efforts will be successful. Even if we were able to refinance the Senior ABL Facility and the Term Loan, the terms and conditions of the replacement arrangements could be unfavorable, perhaps significantly unfavorable, compared to the terms and conditions of the Senior ABL Facility and the Term Loan. Moreover, to the extent we need financing in addition to the replacement arrangements for the Senior ABL Facility and the Term Loan, we may be unable to secure that additional financing or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to secure debt financing and instead raise funds through the issuance of additional equity securities, our stockholders may experience significant dilution.

The May 3, 2019 report of the Company's independent registered public accounting firm that accompanies the Consolidated Financial Statements included in this Annual Report on Form 10-K incorporates the firm's audit opinion, which expresses "Going Concern Uncertainty" (hereinafter the "Going Concern Uncertainty").

The Senior ABL Facility and the Term Loan Agreement provide that the Company's inability to obtain from the Company's independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility and the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility and the Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

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

Our common stock trades on the NASDAQ Capital Market under the symbol "SHOS." We neither can provide any assurance that a trading market for our common stock will continue to exist nor can we predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including the following:

•	Our business profile and market capitalization may not continue to fit the investment objectives of some stockholders and, as a result, these stockholders may sell our shares;

•	Actual or anticipated fluctuations in our operating results due to factors related to our business;

•	Our ability to decrease our reliance on products and services provided by Transform Holdco and ability to diversify our supply chain;

•	Success or failure of our business strategy;

•	Transform Holdco's financial performance, condition, and prospects, including the risk of insolvency proceedings;

•	Our relationship with Transform Holdco;

•	Actual or anticipated changes in the U.S. economy or the retailing environment;

•	Our quarterly or annual earnings, or those of other companies in our industry;

•	Our ability to obtain third-party financing as needed;

•	Announcements by us or our competitors of significant acquisitions or dispositions;

•	The failure of securities analysts to cover our common stock;

•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	The operating and stock price performance of other comparable companies;

•	Overall market fluctuations;

•	Changes in laws and regulations affecting our business;

•	Actual or anticipated sales or distributions of our capital stock by our officers, directors or significant stockholders;

•	Terrorist acts or wars; and

•	General economic conditions and other external factors.

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

Our common stock may continue to receive limited attention from market analysts. Lack of analyst coverage may make it difficult for potential investors to fully understand our operations and business fundamentals, which may limit our trading volume. Low trading volumes and lack of analyst coverage may limit your ability to resell your common stock.

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

We do not expect to pay cash dividends on our common stock for the foreseeable future. As a result, you may not receive any return on an investment in our common stock in the form of cash dividends. The Senior ABL Facility and the Term Loan Agreement would not have permitted us to pay cash dividends on our common stock as of February 2, 2019.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 2, 2019, our Hometown business included 549 stores and our Outlet business included 128 stores.

As of February 2, 2019, 491 of our Hometown Store locations were leased by independent dealers from landlords not affiliated with SHO. Also as of that date (1) franchisees leased a total of 16 Home Appliance Showrooms and Hardware Stores directly from landlords not affiliated with SHO and (2) SHO subleased to franchisees a total of two Home Appliance Showrooms and Hardware stores. As part of our sublease arrangements, the franchisees agree with SHO to pay rent to SHO and perform the other lease obligations. As of February 2, 2019 SHO operated 12 leased Home Appliance Showrooms and Hardware Stores and operated five leased Hometown Stores. Further, SHO Operated 12 Home Appliance Showrooms and Hardware Stores on an occupancy agreement with a former franchisee. We also leased and operated eight Buddy’s Rent to Own Stores under our Hometown Segment.
Also as of that date SHO operated 119 leased Outlet Stores (these include the stores rejected by Sears where we are on a short term agreement with landlords and other month to month agreements), owned and operated one Outlet Stores, subleased three Outlet Stores to franchisees, two locations were leased directly by franchisees, and two locations were in premises leased by Hardware stores. Further, SHO operated one Outlet Store on an occupancy agreement with a former franchisee.

As of February 2, 2019, SHO subleased or leased from Transform Holdco a total of 16 Company-operated locations. In some of these locations Transform Holdco currently operates one of its stores or engages in other or, in some cases, no business activity. In most such circumstances we have entered into a sublease with Transform Holdco (or one of its subsidiaries) for the portion of the space in which our store operates and we pay rent directly to Transform Holdco per negotiated terms. We also lease from Transform Holdco approximately 40,000 square feet of office space for our corporate headquarters in Hoffman Estates, Illinois. We believe that our facilities are adequately maintained and are sufficient to meet our current and projected needs. We review all subleases and leases set to expire in the near-term to determine the appropriate action to take with respect to them, including closing stores and entering into new store subleases or leases.

Generally, the form of sublease from Transform Holdco to us with respect to our subleased premises provides for the following, among other terms and conditions: (1) the duration of the sublease and the rent payable by us to Transform Holdco are the same as the duration and the rent payable by Transform Holdco to its landlord; (2) the premises are subleased to us on an "as is" basis and that Transform Holdco, as sublandlord, makes no representation to us regarding the condition of the subleased premises; (3) we as subtenant (A) are subject to easements, covenants, conditions, and restrictions of Transform Holdco's lease from its landlord and (B) are required to comply with and perform obligations of Transform Holdco as tenant under its lease from its landlord; (4) we are required to indemnify and defend Transform Holdco from and against claims by (A) Transform Holdco's landlord that we have not performed Transform Holdco's obligations as tenant under Transform Holdco's lease from the landlord and (B) any person as a result of our use or occupancy of the subleased premises or our failure to comply with the terms of the sublease or Transform Holdco's lease from its landlord; (5) we may not sublet or assign the sublease without the consent of Transform Holdco; and (6) upon specified defaults by us (including our failure to observe and perform any provision of the sublease to be performed by us) Transform Holdco may, among other remedies, (A) reenter the subleased premises and expel us and (B) recover damages from us.

Logistics
We support the distribution of product sold through our Outlet locations through strategically located distribution locations. As of February 2, 2019, we operated 13 distribution locations in 12 states and one in Puerto Rico, with an aggregate square footage of 1,659,000. On occasion, we may lease additional facilities to support additional distribution needs.

Store Openings and Closures
Store opening and closure data for fiscal years 2018 and 2017 is contained in the following table.

	Fiscal Year
	2018	2017
Beginning store count	900	1,020
Store openings	8	7
Store closures	(231)	(127)
Ending store count	677	900

As of February 2, 2019, we had 677 stores in operation, with stores in 49 states in the U.S., as well as a store in Bermuda and stores in Puerto Rico.

Store Count by State

		Hometown		Outlet
		Company Operated	Dealer/Franchise	Company Operated	Franchise
BR	Bermuda	—	1	—	—
AL	Alabama	—	10	1	—
AR	Arkansas	—	30	—	—
AZ	Arizona	—	14	—	4
CA	California	1	23	17	—
CO	Colorado	—	13	2	—
CT	Connecticut	—	—	2	—
DE	Delaware	—	3	1	—
FL	Florida	—	15	10	—
GA	Georgia	—	22	4	—
HI	Hawaii	—	1	1	—
IA	Iowa	—	13	—	—
ID	Idaho	—	7	—	1
IL	Illinois	2	13	8	—
IN	Indiana	1	10	2	—
KS	Kansas	—	13	2	—
KY	Kentucky	—	7	1	—
LA	Louisiana	—	10	2	—
MA	Massachusetts	—	1	3	—
MD	Maryland	—	4	3	—
ME	Maine	—	5	—	—
MI	Michigan	—	22	5	—
MN	Minnesota	—	13	1	—
MO	Missouri	—	19	2	—
MS	Mississippi	—	14	—	—
MT	Montana	—	8	—	—
NC	North Carolina	—	18	4	—
ND	North Dakota	—	3	—	—
NE	Nebraska	—	7	—	—
NH	New Hampshire	1	2	—	—
NJ	New Jersey	2	—	4	—
NM	New Mexico	—	7	—	—
NV	Nevada	—	5	3	—
NY	New York	—	8	1	—
OH	Ohio	1	10	7	—
OK	Oklahoma	1	14	—	—
OR	Oregon	—	20	2	—
PA	Pennsylvania	4	10	4	—
PR	Puerto Rico	—	8	1	—
RI	Rhode Island	—	1	—	—
SC	South Carolina	—	8	2	—
SD	South Dakota	—	3	—	—
TN	Tennessee	—	7	3	—
TX	Texas	21	44	16	—
UT	Utah	—	2	—	—
VA	Virginia	—	1	3	—
VT	Vermont	—	4	—	—
WA	Washington	—	13	3	—
WV	West Virginia	—	4	—	—
WI	Wisconsin	—	21	3	—
WY	Wyoming	—	4	—	—
Total		34	515	123	5

Store Ownership Type

	Hometown	Outlet
Company operated stores:
Owned	—	2
Leased	34	121
Total company operated	34	123
Independently owned and operated	515	5
Total store count as of February 2, 2019	549	128

Item 3. Legal Proceedings

As of the date hereof, we are not party to any litigation which we consider material to our operations.

Notwithstanding the above, from time to time we are (or in the future could be), and will continue to be, subject to legal claims, including without limitation those alleging wage and hour violations, employment discrimination, unlawful employment practices, Americans with Disabilities Act claims, breach of contract and other claims by our independent dealers and franchisees, product liability claims as a result of the sale of certain products, as well as various legal and governmental proceedings. Litigation is inherently unpredictable and each proceeding, claim, and regulatory action against us, whether meritorious or not, could be time consuming, result in significant legal expenses, require significant amounts of management time, result in the diversion of significant operational resources, require changes in our methods of doing business that could be costly to implement, reduce our net sales, increase our expenses, require us to make substantial payments to settle claims or satisfy judgments, require us to cease conducting certain operations or offering certain products in certain areas or generally, and otherwise harm our business, results of operations, financial condition and cash flows, perhaps materially. See also "Risk Factors-Risks Relating to Our Relationship with, and Dependence on, Transform Holdco" and "Risk Factors-Risks Relating to Our Business" in Item 1A of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Stock Market under the ticker symbol SHOS.

Item 6. Selected Financial Data

Not Applicable.

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

Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, tools, and hardware. In addition to merchandise, we provide our customers with access to a full suite of related services, including home delivery, installation, and extended-service plans. As of February 2, 2019, we and our independent dealers and franchisees operated a total of 677 stores across 49 states, Puerto Rico, and Bermuda. In fiscal year 2018, the Company opened eight stores and closed 231 stores.

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

As of February 2, 2019, Hometown consisted of 549 stores as follows:

•
499 Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities, and offering home appliances, lawn and garden equipment, tools, sporting goods, and household goods. All of our Hometown Stores carry proprietary Sears-branded products, such as Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•
15 Hardware Stores—Hardware stores that offer primarily home appliances, lawn and garden equipment, tools, and other home improvement products, and featuring Kenmore, Craftsman, and DieHard, as well as a wide assortment of other national brands.

•	27 Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are located in metropolitan areas.

•
8 Buddy's Home Furnishings Stores - Stores where we are a franchisee, enabling us to benefit from Buddy's expertise and system infrastructure in the rent-to-own business which we own the inventory that we rent to our customers.

As of February 2, 2019, our Hometown segment included 497 dealer-operated stores, 18 franchisee-operated stores, and 34 Company-operated stores, including all eight Buddy's Home Furnishing Stores. The business model and economic structure of the dealer-operated and franchisee-operated stores, which are independently owned, are substantially similar to Company-operated stores in many respects. The Company requires all of the stores to operate under specified circumstances according to the Company’s standards. Stores must display the required merchandise, offer all required products and services, and use the Company’s point of sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes specified advertising requirements on the owners. The Company owns the merchandise, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point of sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions when our dealers and franchisees sell the merchandise and services.

As of February 2, 2019, five of the 128 Sears Outlet stores were operated by franchisees.

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

In the normal course of business, stores can transition from Company-operated to franchisee or dealer-operated, and vice-versa. Potential new store locations may be identified by the Company, an existing dealer or franchisee, or a potential dealer or franchisee. If the Company identifies and develops a location, it will generally seek to transfer that store to a dealer or a franchisee unless the store is an Outlet store, which the Company would currently intend to keep as a Company-operated store. When a dealer or franchisee ceases to operate a store, the Company may take over its operations, generally on an interim basis, until the Company can transfer the store to another dealer or franchisee. At any given time the Company is generally operating a number of stores that are in transition from one dealer or franchisee to another dealer or franchisee. Transition stores are not included in our count of Company-operated stores due to the expected short-term nature of transition operation.

The Company's transfer of a Company-operated store to a franchisee historically has (1) in most instances increased the Company's gross margin primarily due to decreased occupancy costs and (2) increased the Company's selling and administrative expense primarily due to increased commission payments, offset partially by lower payroll and benefits expense.

Franchisee Receivables Charges

The Company had provisions for losses related to franchisee receivables of $2.6 million and $7.4 million in 2018 and 2017, respectively. As of February 2, 2019, all franchisee receivables have been fully reserved for losses.

Merchandise Subsidies and Cash Discounts from Sears Holdings

In accordance with our Amended and Restated Merchandising Agreement with Transform Holdco (as assignee from Sears Holdings), SHO receives from Transform Holdco (received from Sears Holdings prior to mid-February 2019) specified portions of merchandise subsidies collected by Transform Holdco from its merchandise vendors and specified portions of cash discounts earned by Transform Holdco as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During 2018 Sears Holdings's Vendor Funds were lower compared to 2017 and SHO's portion of the collected Vendor Funds during 2018 were approximately $17.3 million lower than SHO's portion for 2017. We recorded a receivable of $1.2 million during the third quarter related to funds due to us at the time of the Sears Holdings bankruptcy filing that were not subsequently paid to us. The receivable has been fully reserved due to the uncertainty of recovery. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Transform Holdco will not decline, stay the same, or increase, we expect our portion will continue to decline in 2019 due to an expected increase in our purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Transform Holdco were to decline to a significantly greater extent than SHO's purchases through Transform Holdco, SHO's results of operations could be adversely affected to a material extent.

Hometown Segment Profitability Outlook

More than 62% of total Hometown segment 2018 fiscal year sales consisted of Kenmore-branded home appliances and Craftsman-branded lawn and garden merchandise and tools. Until mid-February 2019 we acquired this merchandise exclusively from Sears Holdings and since that time we have been acquiring this merchandise exclusively from Transform Holdco. We do not have rights to acquire KCD-branded merchandise from other vendors. Availability to the Company of Kenmore and Craftsman-branded merchandise significantly declined during the period leading up to the Sears Holdings bankruptcy filings in October 2018. Availability of Kenmore and Craftsman-branded merchandise was slow to recover following the filings but did recover to some extent. However, since mid-February 2019 availability of Kenmore and Craftsman-branded merchandise has again declined.

The Hometown segment has experienced multiple successive years of operating losses that have continued, and are continuing, to worsen. For SHO's 2014 fiscal year the Hometown segment’s operating loss was $11.9 million, excluding the impact of goodwill impairment. The segment’s operating losses have grown each year since then, and the segment suffered an operating loss for our 2018 fiscal year of $58.3 million. In part this is due to growing supply-chain cost increases and the Craftsman and Kenmore merchandise availability issues. These cost increases and merchandise availability issues have, and will continue to have, a disproportionately adverse impact on the Hometown segment. SHO believes that these cost increases and Kenmore and Craftsman availability issues are unlikely to improve in the near term and perhaps longer. We also believe that we have exhausted all of the means at our disposal to turn the segment’s businesses around. We also believe that, regardless of our commercially reasonable efforts to improve the Hometown segment's operating results (which efforts we intend to continue), the segment likely will continue to experience operating losses.

Home Office Overhead Allocation

Since the 2012 Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses from Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Transform Holdco.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31. Unless otherwise stated, references to specific years in this Annual Report on Form 10-K are to fiscal years. The following fiscal periods are presented herein:

Fiscal year	Ended	Weeks
2018	February 2, 2019	52
2017	February 3, 2018	53

Results of Operations

The following table sets forth items derived from our consolidated results of operations for our 2018 and 2017 fiscal years.

	Fiscal
thousands	2018	2017
NET SALES	$1,449,948	$1,719,951
COSTS AND EXPENSES
Cost of sales and occupancy	1,126,752	1,371,408
Gross margin	323,196	348,543
Margin rate	22.3%	20.3%
Selling and administrative	349,082	419,567
Selling and administrative expense as a percentage of net sales	24.1%	24.4%
Impairment of property and equipment	2,089	3,357
Depreciation and amortization	12,374	13,039
Gain on the sale of assets	(1,358)	—
Total costs and expenses	1,488,939	1,807,371
Operating loss	(38,991)	(87,420)
Interest expense	(14,676)	(8,058)
Other income	367	925
Loss before income taxes	(53,300)	(94,553)
Income tax expense	(164)	(504)
NET LOSS	$(53,464)	$(95,057)

Comparable Store Sales

Comparable store sales amounts include merchandise sales for all stores operating for a period of at least 12 full months, including remodeled and expanded stores but excluding store relocations and stores that have undergone format changes. In addition, 2017 included an extra week (the "53rd week") compared to our 2018 fiscal year results. The 53rd week is not included in comparable store sales calculations.

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

The Company has undertaken an initiative on a limited number of occasions to accelerate the closing of under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores are typically closed during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA. In 2018 and 2017, we excluded $13.4 million and $14.8 million, respectively, of costs associated with the accelerated closure of under-performing stores.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal
thousands	2018	2017
Net loss	$(53,464)	$(95,057)
Income tax expense	164	504
Other income	(367)	(925)
Interest expense	14,676	8,058
Operating loss	(38,991)	(87,420)
Depreciation and amortization	12,374	13,039
Gain on the sale of assets	(1,358)	—
Impairment of property and equipment	2,089	3,357
Provision for loan losses, net of franchise revenues	2,594	7,361
IT transformation investments	25,923	34,374
Costs associated with accelerated store closings	13,392	14,764
Adjusted EBITDA	$16,023	$(14,525)

52 Week Period Ended February 2, 2019 Compared to the 53 Week Period Ended February 3, 2018

Net Sales

Net sales for 2018 decreased $270.0 million, or 15.7%, to $1.4 billion from $1.7 billion in 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings), a 4.6% decrease in comparable store sales and sales of $23.4 million in the 53rd week of 2017. Comparable store sales were down 6.0% and 1.8% in Hometown and Outlet, respectively. Home applicances outperformed the average comparable store sales while tools and lawn and garden underperformed to the average.

Gross Margin

Gross margin was $323.2 million, or 22.3% of net sales, for 2018 compared to $348.5 million, or 20.3% of net sales, for 2017. The increase in gross margin rate was primarily driven by higher margin on merchandise sales partially offset by higher occupancy costs as a percentage of sales resulting from a greater mix of Company-operated stores compared to the prior year. Accelerated store closing costs were $12.0 million for 2018 compared to $14.2 million for 2017. The total impact of occupancy costs and accelerated closing store costs reduced gross margin rate 511 basis points for 2018 compared to a 468 basis-point reduction for 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $349.1 million, or 24.1% of net sales, for 2018 from $419.6 million, or 24.4% of net sales, for 2017. The decrease was primarily due to: (1) lower commissions paid to dealers and franchisees on lower sales volume and lower store count, (2) lower expenses being recorded for stores closed (net of new store openings), (3) lower IT transformation costs ($25.9 million for 2018 compared to $34.4 million for 2017), (4) $4.8 million lower provision related to franchisee notes receivables, and (5) expenses associated with the 53rd week in 2017. These decreases were partially offset by higher payroll and benefits associated with annual incentive plan payouts. On a rate-to-sales basis, IT transformation costs and provisions for franchisee note receivables increased selling and administrative expenses 197 basis points for 2018 compared to 243 basis points for 2017.

Gain on Sale of Assets

During the third quarter of 2018, we completed the sale of an owned property located in Newington, Connecticut. Net proceeds from the sale were $2.8 million, and we recorded a gain on sale of $1.4 million. We did not sell any owned property in fiscal 2017.

Operating Loss

We recorded operating losses of $39.0 million and $87.4 million for 2018 and 2017, respectively. The decrease in operating loss was primarily due to lower selling and administrative expense, a higher gross margin rate partially offset by lower volume and a $2.3 million favorable impact from the 53rd week in 2017.

Income Taxes

Income tax expense was $0.2 million and $0.5 million in 2018 and 2017, respectively. The effective tax rate was (0.3)% in 2018 and (0.5)% in 2017.

Net loss

We recorded a net loss of $53.5 million for 2018 compared to a net loss of $95.1 million for 2017. The decrease in our net loss was primarily attributable to a lower operating loss partially offset by higher interest expense.

Business Segment Results

Hometown

Hometown results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2018	2017
Net sales	$958,518	$1,177,222
Comparable store sales %	(6.0)%	(8.1)%
Cost of sales and occupancy	768,624	931,078
Gross margin	189,894	246,144
Margin rate	19.8%	20.9%
Selling and administrative	240,955	283,294
Selling and administrative expense as a percentage of net sales	25.1%	24.1%
Impairment of property and equipment	1,007	2,581
Depreciation and amortization	6,263	5,378
Total costs and expenses	1,016,849	1,222,331
Operating loss	$(58,331)	$(45,109)
Total Hometown stores	549	768

52 Week Period Ended February 2, 2019 Compared to the 53 Week Period Ended February 3, 2018 -- Hometown

Net Sales

Net sales in 2018 decreased $218.7 million, or 18.6%, to $958.5 million from $1.2 billion in 2017. This decrease was driven primarily by the impact of closed stores (net of new store openings), a 6.0% decrease in comparable store sales and sales of $13.9 million in the 53rd week of 2017. Tools and lawn and garden outperformed the average comparable store sales while home appliances and mattresses underperformed to the average.

Gross Margin

Gross margin was $189.9 million, or 19.8% of net sales, in 2018 compared to $246.1 million, or 20.9% of net sales, in 2017. The decrease in gross margin rate was primarily driven by lower margin on merchandise sales, higher closing store costs, and higher supply chain services provided by Sears Holdings partially offset by lower occupancy and shrink. The total impact of store closing, occupancy costs and shrink decreased gross margin rate 245 basis points for the full year 2018 compared to 203 basis points for the full year 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $241.0 million, or 25.1% of net sales, in 2018 from $283.3 million or 24.1% of net sales, in 2017. The decrease was primarily due to the impact of lower expenses being recorded for stores closed (net of new store openings), lower dealer and franchisee commissions on lower sales volume and lower store counts, lower IT transformation costs and lower marketing expenses. These decreases were partially offset by higher payroll and benefits. IT transformation costs were $18.0 million, or 187 basis points on a rate-to-sales basis, for 2018 compared to $22.8 million, or 194 basis points, for 2017.

Operating Loss

We recorded operating losses of $58.3 million and $45.1 million in 2018 and 2017, respectively. The increase in our operating loss was primarily due to lower volume, a lower gross margin rate, and a $0.8 million favorable impact from the 53rd week of 2017 partially offset by lower selling and administrative expense.

Adjusted EBITDA

The following table presents a reconciliation of our Hometown segment's adjusted EBITDA to operating loss, the most comparable GAAP measure for our Hometown segment, for each of the periods indicated:

	52 and 53 Weeks Ended
Thousands	February 2, 2019	February 3, 2018
Operating loss	$(58,331)	$(45,109)
Depreciation and amortization	6,263	5,378
Impairment of property and equipment	1,007	2,581
Provision for franchisee note losses, net of recoveries	(245)	(200)
IT transformation investments	17,950	22,847
Accelerated closure of under-performing stores	13,651	6,952
Adjusted EBITDA	$(19,705)	$(7,551)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

Outlet

Outlet results and key statistics were as follows:

	Fiscal
thousands, except for number of stores	2018	2017
Net sales	$491,430	$542,729
Comparable store sales %	(1.8)%	(9.1)%
Cost of sales and occupancy	358,128	440,330
Gross margin	133,302	102,399
Margin rate	27.1%	18.9%
Selling and administrative	108,127	136,273
Selling and administrative expense as a percentage of net sales	22.0%	25.1%
Impairment of property and equipment	1,082	776
Depreciation and amortization	6,111	7,661
Gain on the sale of assets	(1,358)	—
Total costs and expenses	472,090	585,040
Operating income (loss)	$19,340	$(42,311)
Total Outlet stores	128	132

52 Week Period Ended February 2, 2019 Compared to the 53 Week Period Ended February 3, 2018 -- Outlet

Net Sales

Net sales in 2018 decreased $51.3 million, or 9.5%, to $491.4 million from 2017. This decrease was driven primarily by closed stores (net of new store openings) and by a 1.8% decrease in comparable store sales. Furniture and mattresses outperformed the average comparable store sales while home appliances, lawn and garden and tools underperformed to the average.

Gross Margin

Gross margin was $133.3 million, or 27.1% of net sales, in 2018 compared to $102.4 million, or 18.9% of net sales, in 2017. The increase in gross margin rate was primarily driven by a higher gross profit rate on merchandise sales and lower store closing costs (a benefit of $0.4 million in 2018 compared to a charge of $7.6 million in 2017) partially offset by higher occupancy costs as a percentage of sales as a result of a higher mix of Company-operated stores. The higher rate on merchandise sales was primarily driven by new pricing strategies and renegotiated merchandise costs. The total impact of occupancy and accelerated closing stores costs on gross margin rate was a reduction of 1,061 basis points for 2018 compared to 1,111 basis points for 2017.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $108.1 million, or 22.0% of net sales, for 2018 compared to $136.3 million, or 25.1% of net sales, for 2017. The decrease was primarily due to the impact of lower franchisee commissions on lower sales volumes and lower store counts, lower expenses being recorded for stores closed (net of new store openings), lower provisions for franchisee receivables ($2.8 million for 2018 compared to $7.6 million for 2017), lower IT transformation costs ($8.0 million for 2018 compared to $11.5 million for 2017), and expenses associated with the 53rd week in 2017. On a rate-to-sales basis, IT transformation costs and provisions for franchisee note receivables improved 131 basis points in 2018 compared to 2017.

Gain on Sale of Asset

During the third quarter of 2018, we completed the sale of an owned property located in Newington, Connecticut. Net proceeds from the sale were $2.8 million, and we recorded a gain on sale of $1.4 million. We did not sell any owned property in fiscal 2017.

Operating Income

We recorded operating income of $19.3 million in 2018 and an operating loss of $42.3 million in 2017. The $61.7 million increase in operating income was primarily driven by higher gross margin rates, lower selling and administrative expenses and the gain on the sale of assets partially offset by lower volume, and a $1.5 million favorable impact from the 53rd week in 2017.

Adjusted EBITDA

The following table presents a reconciliation of our Outlet segment's adjusted EBITDA to operating loss, the most comparable GAAP measure for our Outlet segment, for each of the periods indicated:

	52 and 53 Weeks Ended
Thousands	February 2, 2019	February 3, 2018
Operating income (loss)	$19,340	$(42,311)
Depreciation and amortization	6,111	7,661
Impairment of property and equipment	1,082	776
Gain on sale of asset	(1,358)	—
Provision for franchisee note losses, net of recoveries	2,839	7,561
IT transformation investments	7,973	11,527
Accelerated closure of under-performing stores	(259)	7,812
Adjusted EBITDA	$35,728	$(6,974)

Analysis of Financial Condition

Cash Balances

We had $15.1 million in cash and cash equivalents as of February 2, 2019 and $10.4 million as of February 3, 2018.
During 2018 we financed our operations and investments with cash generated from operating activities. Our primary liquidity needs are for funding inventory purchases, our IT transformation, capital expenditures and general corporate purposes.

Cash Flows from Operating Activities

Cash provided by operating activities in 2018 was $15.1 million compared to cash used in operating activities of $105.6 million in 2017. The $15.1 million of cash provided by operating activities was primarily due to a $49.1 million reduction in net inventory investment (inventory less payable) partially offset by the net loss. Total merchandise inventories were $277.3 million at February 2, 2019 and $336.3 million at February 3, 2018. Merchandise inventories declined $56.6 million and $2.4 million in Hometown and Outlet, respectively, primarily due to store closures.

We obtain our merchandise through agreements with subsidiaries of Transform Holdco (Sears Holdings prior to mid-February 2019) and with other vendors. Merchandise acquired from subsidiaries of Transform Holdco (including Kenmore, Craftsman, DieHard, and other merchandise) accounted for approximately 60% and 78% of total purchases of all inventory from all vendors for 2018 and 2017, respectively. We expect the percentage of total purchases of inventory acquired from subsidiaries of Transform Holdco to decrease in the future as we increase our direct purchases from other merchandise vendors. Fourth quarter 2018 purchases from Sears Holdings accounted for 52% of total purchases compared to 74% in the fourth quarter of 2017 and 58% in the third quarter of 2018. The loss of, or a material reduction in, the amount of merchandise made available to us by Transform Holdco could have a material adverse effect on our business and results of operations.

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

Cash Flows from Investing Activities

Cash used in investing activities was $3.6 million and $9.2 million in 2018 and 2017, respectively. Capital expenditures were $6.4 million in 2018 compared to $9.2 million in 2017. In the third quarter of 2018 we received proceeds of $2.8 million from the sale of assets.

Cash Flows from Financing Activities

Cash used in financing activities was $6.8 million for 2018 compared to cash provided by financing activities of $111.2 million for 2017. The decrease of $117.9 million in cash provided by financing activities in 2018 from 2017 was primarily due to a reduction in net borrowings in 2018 compared to an increase in net borrowings in 2017 under our Senior ABL Facility.

Senior ABL Facility

In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Prior Facility"). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the 2012 Separation.

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of the Operative Agreements entered into with Transform Holdco as assignee and its subsidiaries in connection with the 2012 Separation -(the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility (and the Company has obtained an extension of maturity of the Subject Agreements to February 1, 2023). The Non-Extended Revolving Credit Commitments were not extended by the Non-Extending Lenders in accordance with the Senior ABL Facility and matured on October 11, 2017.  Unamortized debt costs related to the Senior ABL Facility of $1.3 million and $3.5 million are included in Prepaid and Other current assets on the Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018, respectively, and are being amortized over the remaining term of the Senior ABL Facility.

As of February 2, 2019 we had $93.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 2, 2019 was $27.7 million, with $7.2 million of letters of credit outstanding under the facility.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 6.50% at February 2, 2019), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.5% at February 2, 2019), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of February 2, 2019. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

Events of Default

The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement and other Operative Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Transform Holdco's termination of the "Separation Agreements" (which include, among other Operative Agreements, the Merchandising Agreement and the Services Agreements).

The Senior ABL Facility provides that the Company's inability to obtain from its independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

Term Loan Agreement

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, LLC, as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement.

Unamortized debt costs of $0.9 million related to the Term Loan are netted against the Term Loan on the Consolidated Balance Sheets as of February 2, 2019 and are being amortized over the remaining term of the Term Loan.

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.73% at February 2, 2019) plus 8.50% per annum and (2) a minimum interest rate of 9.50% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

Events of Default

The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein and other Term Loan loan documents (including an agreement with the Company, Transform Holdco, and the agents under the Senior ABL Facility and the Term Loan Agreement)), material judgments, change of control, and failure to perform a “Material Contract” (which includes specified Operative Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Transform Holdco of "the Separation Agreements” (which include specified Operative Agreements) and cessation of business activities in the ordinary course.

The Term Loan Agreement provides that the Company's inability to obtain from its independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

May 2, 2019 Amendments to the Senior ABL Facility and the Term Loan Agreement

On May 2, 2019 the Company entered into (i) a First Amendment to Amended and Restated Credit Agreement (the “ABL Amendment”), among Sears Authorized Hometown Stores, LLC, as the Lead Borrower, Sears Home Appliance Showrooms, LLC and Sears Outlet Stores, L.L.C., as borrowers (collectively, the “Borrowers”), the Company, as parent, Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “ABL Agent”), and the ABL lenders party thereto, amending the Amended and Restated Credit Agreement dated as of November 1, 2016 among the Borrowers, the Company, the ABL Agent and the ABL lenders party thereto from time to time (the “ABL Credit Agreement”), and (ii) the First Amendment to Term Loan Credit Agreement (the “Term Loan Amendment”), among the Borrowers, the Company, as parent, Gordon Brothers Finance Company, as administrative agent and collateral agent (in such capacities, the “Term Agent”), and the Term lenders party thereto, amending the Term Loan Credit Agreement dated as of February 16, 2018 among the Borrowers, the Company, the Term Agent and the Term Lenders party thereto (the “Term Loan Agreement”).

Copies of the ABL Amendment and the Term Loan Amendment are filed together as Exhibit 10.54 to this Form 10-K and are incorporated herein by reference. The following summary of terms and conditions of the ABL Amendment and the Term Loan Amendment is qualified by, and is subject to, the terms and conditions of the ABL Amendment and the Term Loan Amendment.

The ABL Amendment and the Term Loan Amendment generally provide for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the ABL Credit Agreement and the Term Loan Agreement) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2 million must be applied to pay amounts outstanding under the ABL Credit Agreement and the Term Loan Agreement under specified circumstances; (3) the ABL lenders and the Term lenders waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the ABL lenders and the Term lenders consent on a limited basis to the Loan Parties (as defined in the ABL Credit Agreement and the Term Loan Agreement) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the ABL Credit Agreement and the Term Loan Agreement. The Term Loan Amendment changes the "February 16, 2023" reference in the definition of "Maturity Date" to February 29, 2020.

Uses and Sources of Liquidity

As of February 2, 2019, we had cash and cash equivalents of $15.1 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our stores, the availability under the Senior ABL Facility and the ability to refinance our debt. We believe that we should be able to refinance the Senior ABL Facility and the Term Loan, but the refinancing has not yet occurred and the terms and conditions of the refinancing arrangements, if we obtain them, may be less favorable to the Company than the terms and conditions of the ABL Facility and the Term Loan. See Note 1 in reference to the Senior ABL Facility and Term Loan.

The Senior ABL Facility and the Term Loan Agreement provide that the Company's inability to obtain from its independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility and the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility and the Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

Capital lease obligations were $0.7 million and $0.6 million as of February 2, 2019 and February 3, 2018, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Information concerning our obligations and commitments to make future payments under contract such as debt and lease agreements and under contingent commitments as of February 2, 2019 is as aggregated in the following table:

thousands	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term borrowings	$93,000	$93,000	$—	$—	$—
Term loan	40,000	40,000	—	—	—
Capital leases	658	259	394	5	—
Operating leases	132,378	39,292	60,189	28,523	4,374
Total Contractual Obligations	$266,036	$172,551	$60,583	$28,528	$4,374

IT Transformation and Operational Independence

We continue to make progress toward the implementation of our new information technology and operating systems. At the end of fiscal 2018, system architecture, coding and testing were substantially complete. We are working to finalize the Outlet segment deployment which we anticipate will continue into the second fiscal quarter of 2019. We intend to initiate the IT systems deployment in the Hometown segment after we finalize our conversion in the Outlet business segment. We do not expect significant IT build fees or systems development costs after the second quarter of our 2019 fiscal year.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2018 10-K.  These risks could have a material adverse effect on our business and results of operations.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected our fiscal year ending February 3, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, and (3) various other miscellaneous changes that are effective in fiscal 2017. The Tax Act reduced the federal corporate tax rate to 21% in the fiscal year ending February 3, 2018. Based on Section 15 of the Internal Revenue Code, our fiscal year ending February 3, 2018 will have a blended corporate tax rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The Tax Act also established new tax laws that will affect fiscal 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the elimination of corporate AMT; (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of FTCs to reduce the U.S. income tax liability; and (6) limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income. The impact of the new tax law on the Company’s financial statements and the related accounting requirements are discussed in Note 5.

Our deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management has determined a valuation allowance for the full amount of the net deferred tax assets is still necessary as of February 2, 2019. The valuation allowance increased by $12.6 million for the current year to an ending balance of $105.0 million. The increase in the valuation allowance is mainly attributable to the increase in operating loss carryover but is reduced by a valuation allowance release and corresponding tax benefit of $0.8 million due to the reclassification of the AMT DTA. In the future, we may record additional net deferred tax assets and if future utilization of deferred tax assets is uncertain, we may record additional valuation allowance against such deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future federal, state and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. We are present in a large number of taxable jurisdictions, and at any point in time, can have audits underway at various stages of completion in any of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, which governs the rights and obligations of the parties with respect to pre-2012 Separation and post-2012 Separation tax matters, Transform Holdco is responsible for any unrecognized tax benefits through the date of the 2012 Separation.

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

In accordance with the Tax Sharing Agreement, Sears Holdings is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the 2012 Separation.

Reserve for Losses on Franchisee Receivables

The Company recognizes a reserve for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The reserve is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the reserve for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. The reserve for losses on franchisee receivables is evaluated based on our receivable-by-receivable assessment during the year that loan balances would be potentially uncollectible in future periods due to declining results of operations of, or other adverse financial events with respect to, franchise stores that indicated that the franchisees might not be able to meet their debt-service and other obligations to us as they became due. During fiscal 2017 and 2018 we forgave balances due on franchisee receivables in accordance with negotiated franchise-termination agreements, and as part of these transactions, the Company purchased store furniture, fixtures, and equipment from franchisees. As of February 2, 2019, all franchisee receivables have been fully reserved.

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

Subsequent to the 2012 Separation and until mid-February 2019 the Company had significant business relationships with the Sears Holdings Companies and we relied heavily on them for merchandise and services through the Operative Agreements. Edward S. Lampert, Chairman, Chief Executive Officer, and Director of ESL Investments, Inc. (which is among the related entities that we refer to as “ESL” in this Annual Report on 10-K), was until October 15, 2018 the Chief Executive Officer of Sears Holdings, and served until February 12, 2019 as a member of Sears Holdings’s Board of Directors and as its Chairman of the Board of Directors.

During October 2018 the Sears Holdings Companies filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by Sears Holdings and its subsidiaries, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform Holdco acquired the Sears Assets, and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform Holdco on or about February 11, 2019. According to publicly available information, ESL controls Transform Holdco and owns approximately 58.8% of the Company’s outstanding shares of common stock.

The following factors, among others, could (A) cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (B) have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown segment businesses, given their dependence on purchasing merchandise branded with the KCD Marks and obtaining supply-chain services, in accordance with the Operative Agreements):

•	The willingness and ability of Transform Holdco to perform all of its obligations in accordance with the terms and conditions of the Operative Agreements;

•
Transform Holdco was formed recently, was not an operating retail business prior to its acquisition of the Sears Assets and its assumption of the Operative Agreements, and will rely, at least initially, on Sears Holdings and its subsidiaries and other third parties to provide to Transform Holdco the merchandising and other services that Transform Holdco is obligated to provide to the Company in accordance with the Operative Agreements;

•
The ability of Transform Holdco to resolve, on operational and financial terms that are satisfactory to Transform Holdco, its reported current disputes and future disputes, if any, with the Sears Holdings Companies regarding Transform Holdco's acquisition of the Sears Assets and the assumption of related obligations;

•
Transform Holdco is a private company and is not obligated to disclose publicly any information regarding its results of operations, financial condition, liquidity, cash flows, or overall ability to operate its businesses and provide merchandising and other services to the Company in accordance with the Operative Agreements (and Transform Holdco has not given the Company any of such information);

•
With respect to the Sears Holdings Companies' bankruptcy proceedings and Transform Holdco’s assumption of the Operative Agreements, (1) the Senior ABL Facility provides for significant lender discretion, such as the ability to reduce loan advance-rates (through the imposition of reserves against the Company’s borrowing base), which could reduce the amounts that the Company could borrow or require the Company to repay amounts already borrowed and (2) the lenders could assert that they have no obligation to extend to the Company additional loans on the basis that the Company has suffered a “Material Adverse Effect” and (3) the Company’s inability to enforce any of the Separation Agreements could be an “Event of Default” under the Senior ABL Facility that would permit the lenders to accelerate and immediately call due all of the Company's outstanding loans;

•
With respect to the Sears Holdings Companies' bankruptcy proceedings and Transform Holdco’s assumption of the Operative Agreements, (1) the Term Loan Agreement provides for significant lender discretion, such as the ability to increase reserves with respect to the Term Loan Agreement's borrowing base, which could require the establishment and maintenance of a reserve under, and thereby reduce the amounts that the Company could borrow under, the Senior ABL Facility, and could also require the Company to make a prepayment under the Term Loan Agreement, and (2) the Company’s inability to enforce any of the Separation Agreements could be an “Event of Default” under the Term Loan Agreement that would permit the lender to accelerate and immediately call due the Company's outstanding loan under the Term Loan Agreement;

•
The report of the Company’s independent registered public accounting firm, which includes their opinion on the consolidated financial statements included in this Annual Report on Form 10-K and in which the firm expresses “Going Concern Uncertainty,” could result in adverse reactions by the Company’s vendors, customers, and associates that would have a material adverse effect on the Company's business;

•
Sears Holdings and several of its subsidiaries, acting at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings has commenced an adversary proceeding in the the Sears Holdings Companies' bankruptcy proceedings against ESL and other current and former insiders of Sears Holdings alleging fraudulent transfers and breaches of fiduciary duty and seeking against ESL and several of the other defendants to avoid as actual fraudulent transfers the 2012 Separation-associated distribution by Sears Holdings of subscription rights to purchase the Company's common stock; while the Company is not a defendant in the adversary proceeding, developments in the adversary proceeding could involve the Company, its equity interests, or its assets, and could affect the ability of Transform Holdco to perform the Operative Agreements, which could have a material adverse effect on our business;

•
The Sears Holdings Unsecured Creditors Committee is investigating transfers to ESL and other current and former insiders of Sears Holdings in connection with “Insider Transactions,” including the 2012 Separation;

•
The possible perceptions of our vendors, suppliers, lenders under the Senior ABL Facility and the Term Loan, and customers that, as a result of the Sears Holdings bankruptcy proceedings and Transform Holdco’s assumption of the Operative Agreements, the Company's ability to operate its businesses (especially the Company's Hometown segment businesses) has been materially and adversely affected;

•
Transform Holdco, which has assumed the Operative Agreements, could decline to extend or renew, or upon renewal or extension materially modify to our material disadvantage, our rights under the Amended and Restated Merchandising Agreement, one of the Operative Agreements, pursuant to which we have rights to acquire merchandise branded with the KCD Marks from Transform Holdco (we do not have rights to purchase directly from manufacturers merchandise branded with the KCD Marks and, despite our efforts, we have been unable to obtain those rights);

•
The Amended and Restated Merchandising Agreement provides that (1) if a third party that is not an affiliate of Transform Holdco (as assignee) acquires the rights to one or more (but less than all) of the KCD Marks Transform Holdco may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Transform Holdco acquires the rights to all of the KCD Marks Transform Holdco may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control;

•	The sale by Transform Holdings and its subsidiaries to other retailers that compete with us on major home appliances and other products branded with one of the KCD Marks;

•	Our ability to offer merchandise and services that our customers want, including those branded with the KCD Marks;

•
Transform Holdco may explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands including by evaluating potential partnerships or other transactions (for example, Kenmore and Diehard products are being sold on Amazon.com);

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

•
The fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, our reliance on Transform Holdco for most products and services that are important to the successful operation of our business, and our potential need to rely on Transform Holdco for some products and services beyond the expiration of our agreements with Transform Holdco;

•
Transform Holdco is seeking to negotiate supply agreements with its appliance, lawn and garden, tools, and other vendors, which vendors may be willing to supply merchandise to Transform Holdco on terms (including vendor-payment terms for Transform Holdco’s merchandise purchases) that are either unacceptable to Transform Holdco or acceptable to Transform Holdco but would uneconomic for us;

•
The willingness of Transform Holdco’s appliance, lawn and garden, tools, and other vendors to continue to pay to Transform Holdco’s merchandise-related subsidies and allowances and cash discounts (Transform Holdco is obligated to pay to a portion of these subsidies and allowances to us, and the amounts required to be paid to us declined significantly during 2018);

•	Our ability to resolve, on commercially reasonable terms, future disputes with Transform Holdco, if any, regarding the material terms and conditions of our agreements with Transform Holdco;

•
Our ability to establish information, merchandising, logistics, and other systems separate from Transform Holdco that would be necessary to ensure continuity of merchandise supplies and services for our businesses if, in connection with Transform Holdco’s acquisition of the Sears Assets, vendors were to reduce, or cease, their merchandise sales to Transform Holdco or provide logistics and other services to Transform Holdco or if Transform Holdco were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us;

•	If Transform Holdco’s sales of major appliances and lawn and garden merchandise to its retail customers decline Transform Holdco’s sales to us of outlet-value merchandise could decline;

•
Our ability to maintain an effective and productive business relationship with Transform Holdco, especially if future disputes were to arise with respect to the terms and conditions of the Operative Agreements;

•
Most of our agreements related to the 2012 Separation and our continuing relationship with Sears Holdings (Transform Holdco after mid-February 2019) were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the 2012 Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations);

•
Our reliance on Transform Holdco to provide access to computer systems acquired as part of the Sears Assets to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business (“SHO's TH-Supplied Systems”);

•
SHO's TH-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced during 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained and during April 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers), and Transform Holdco could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO;

•	Our ability to implement our IT transformation by the end of the second quarter of our 2019 fiscal year in accordance with our plans, expectations, current timetable, and anticipated cost;

•	Limitations and restrictions in the Senior ABL Facility and the Term Loan Agreement and their related agreements governing our indebtedness and our ability to service our indebtedness;

•	Competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin;

•	Our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate;

•	Our ability to refinance the Senior ABL Facility and the Term Loan and obtain additional financing on acceptable terms;

•	Our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards;

•
Our ability to (1) significantly reduce or eliminate the Hometown segment's growing operating losses (due in part to increasing supply-chain costs and Craftsman and Kenmore merchandise availability issues that are disproportionately affecting the Hometown segment) and (2) close, or seek the closure of, unproductive Hometown segment stores and to reduce the inventory, marketing, promotion, supply chain, and other expenses associated with these stores;

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
thousands, except per share amounts	February 2, 2019	February 3, 2018
NET SALES	$1,449,948	$1,719,951
COSTS AND EXPENSES
Cost of sales and occupancy	1,126,752	1,371,408
Selling and administrative	349,082	419,567
Impairment of property and equipment	2,089	3,357
Depreciation and amortization	12,374	13,039
Gain on the sale of assets	(1,358)	—
Total costs and expenses	1,488,939	1,807,371
Operating loss	(38,991)	(87,420)
Interest expense	(14,676)	(8,058)
Other income	367	925
Loss before income taxes	(53,300)	(94,553)
Income tax expense	(164)	(504)
NET LOSS	$(53,464)	$(95,057)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(2.36)	$(4.19)
Diluted:	$(2.36)	$(4.19)

Basic weighted average common shares outstanding	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED BALANCE SHEETS

thousands	February 2, 2019	February 3, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,110	$10,402
Accounts and franchisee receivables, net	11,916	14,672
Merchandise inventories	277,285	336,294
Prepaid expenses and other current assets	9,452	7,131
Total current assets	313,763	368,499
PROPERTY AND EQUIPMENT, net	27,731	36,049
OTHER ASSETS, net	2,277	8,140
TOTAL ASSETS	$343,771	$412,688
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$93,000	$137,900
Term Loan, net	39,057	—
Payable to Sears Holdings Corporation	14,080	28,082
Accounts payable	19,830	15,741
Other current liabilities	56,009	53,142
Total current liabilities	221,976	234,865
OTHER LONG-TERM LIABILITIES	1,839	2,284
TOTAL LIABILITIES	223,815	237,149
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Common stock: $.01 par value; 400,000 shares authorized, 22,702 issued and outstanding in 2018 and 2017, respectively	227	227
Capital in excess of par value	555,378	555,378
Accumulated deficit	(435,649)	(380,066)
TOTAL STOCKHOLDERS' EQUITY	119,956	175,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$343,771	$412,688
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
thousands	February 2, 2019	February 3, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,464)	$(95,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,374	13,039
Gain on the sale of assets	(1,358)	—
Amortization of debt issuance costs	2,946	2,174
Impairment of property and equipment	2,089	3,357
Provision for losses on franchisee receivables	2,594	7,361
Share-based compensation	—	(103)
Change in operating assets and liabilities:
Accounts and franchisee receivables	162	(2,508)
Merchandise inventories	59,009	37,521
Payable to Sears Holdings Corporation	(14,002)	(52,642)
Accounts payable	4,089	(2,112)
Store closing accrual	(2,010)	(3,004)
Customer deposits	(3,829)	(3,287)
Other operating assets and liabilities, net	6,477	(10,385)
Net cash provided by (used in) operating activities	15,077	(105,646)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	2,837	—
Purchases of property and equipment	(6,438)	(9,228)
Net cash used in investing activities	(3,601)	(9,228)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of capital lease obligations	45	72
Net (payments) borrowings on short-term borrowings	(44,900)	111,100
Proceeds from term loan	40,000	—
Debt issuance costs	(1,913)	—
Net cash (used in) provided by financing activities	(6,768)	111,172
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,708	(3,702)
CASH AND CASH EQUIVALENTS—Beginning of period	10,402	14,104
CASH AND CASH EQUIVALENTS—End of period	$15,110	$10,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$11,546	$7,848
Cash paid for income taxes	$1,148	$808
See Notes to Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at January 28, 2017	22,716	$227	555,481	(285,009)	270,699
Net loss	—	—	—	(95,057)	(95,057)
Share-based compensation	(14)	—	(103)	—	(103)
Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
Net loss	—	—	—	(53,464)	(53,464)
Cumulative effect adjustment from adoption of new revenue recognition standard	—	—	—	(2,119)	$(2,119)
Balance at February 2, 2019	22,702	$227	$555,378	$(435,649)	$119,956
See Notes to Consolidated Financial Statements.

NOTE 1—BACKGROUND, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, hardware, tools and lawn and garden equipment. As of February 2, 2019, the Company and our independent dealers and franchisees operated a total of 677 stores across 49 states and in Puerto Rico and Bermuda. In these notes the terms "we," "us," "our," "SHO," and the "Company" refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “2012 Separation”). The Company has specified rights to use the "Sears" name under a license agreement from Sears Holdings.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").

Subsequent to the 2012 Separation and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied heavily on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (together the “Operative Agreements”). During October 2018 Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by the Sears Holdings Companies, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform Holdco LLC ("Transform Holdco") acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies (together the “Sears Assets”), and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform Holdco on or about February 11, 2019. According to publicly available information, (1) ESL Investments, Inc. and investment affiliates including Edward S. Lampert (together “ESL”) control Transform Holdco and (2) ESL owns approximately 58.8% of the Company’s outstanding shares of common stock.

The Company is party to an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $170 million (the “Senior ABL Facility”). The Company is also a party to a Term Loan Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan”). See Note 8 - Financing Arrangements. The Senior ABL Facility will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified "Separation Agreements" (which term is defined in the Senior ABL Facility to include specified Operative Agreements) unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. The Senior ABL Facility and the Term Loan Agreement each provides that the termination of "the Separation Agreements" is an event of default thereunder, which could result in all amounts outstanding becoming immediately due and payable. The Company and specified subsidiaries have entered into an Amendments Agreement dated March 12, 2019 with Transform Holdco LLC and its subsidiaries party thereto, as assignees. The Amendments Agreement extends until February 1, 2023 the duration of those Separation Agreements that by their express terms would have expired on February 1, 2020 (October 11, 2022 with respect to the Shop Your Way Rewards Retail Establishment Agreement).

Our consolidated operating loss for our fiscal year 2018 was $39 million and included an operating loss of $58.3 million from our Hometown segment and $19.3 million of operating income from our Outlet segment. The Hometown segment has experienced multiple successive years of operating losses that have continued, and are continuing to worsen. For SHO's 2014 fiscal year the Hometown segment’s operating loss was $11.9 million, excluding the impact of goodwill impairment. The segment’s operating losses have grown each year since then, and the segment suffered an operating loss for our 2018 fiscal year of $58.3 million. In part this is due to growing supply-chain cost increases and Craftsman and Kenmore merchandise availability issues. These cost increases and merchandise availability issues have, and will continue to have, a disproportionately adverse impact on the Hometown segment. SHO believes that these cost increases and Kenmore and Craftsman availability issues are unlikely to improve in the near term and perhaps longer. We also believe that we have exhausted all of the means at our disposal to turn the segment’s businesses around. We also believe that, regardless of our commercially reasonable efforts to improve the Hometown segment's operating results (which efforts we intend to continue), the segment likely will continue to experience operating losses.

The Company is seeking to refinance the Senior ABL Facility and Term Loan prior to February 29, 2020, which efforts the Company believes will be augmented by the Company’s improved consolidated operating performance over the last 18 months as well as the value of the Company’s inventory and other assets that would be available as collateral to lenders. While the Company has had discussions with the administrative agent for the Senior ABL Facility about its extension or refinancing, those discussions have not yet resulted in an agreement to extend or refinance. The Company expects to continue such discussions and to engage in discussions with the Term Loan lender, with a goal of completing a replacement credit facility or facilities for the Senior ABL Facility and the Term Loan before the maturity dates of these facilities. We can give no assurance that (1) the discussions will be successful or (2) if the discussions result in an agreement to extend or refinance, that the terms and conditions of the extension or replacement arrangements would not be unfavorable, perhaps significantly unfavorable, compared to the terms and conditions of the Senior ABL Facility and the Term Loan.

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

The Senior ABL Facility and the Term Loan Agreement provide that the Company's inability to obtain from the Company's independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility and the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility and the Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

While we believe that we should be able to refinance the Senior ABL Facility and the Term Loan, and that the refinancing should satisfy our liquidity needs through the next twelve months from date of issuance, such refinancing has not occurred and cannot be considered "probable" (as defined by the Accounting Evaluation Requirements) as of the date these financial statements are issued. The Company will continue to seek to refinance the Senior ABL Facility and the Term Loan. Because we cannot at this time conclude that any proposed refinancing is "probable" of occurring under the Accounting Evaluation Requirements, and due to the uncertain impact on our business and financial performance associated with ongoing operating losses in our Hometown segment, "substantial doubt" (as defined by the Accounting Evaluation Requirements) is deemed to exist about our ability to continue as a going concern.

The May 3, 2019 report of the Company's independent registered public accounting firm that accompanies these Consolidated Financial Statements incorporates the firm's audit opinion, which expresses "Going Concern Uncertainty" (hereinafter the "Going Concern Uncertainty").

The Senior ABL Facility and the Term Loan Agreement provide that the Company's inability to obtain from the Company's independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility and the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility and the Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

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

Fiscal Year	Ended	Weeks
2018	February 2, 2019	52
2017	February 3, 2018	53

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. The estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. Adjustments to estimates and assumptions are made when facts and circumstances dictate. As future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying consolidated financial statements. Significant estimates and assumptions are required as part of determining inventory and accounts and franchisee receivables valuation, estimating depreciation and recoverability of long-lived assets, establishing insurance, warranty, legal and other reserves, performing long-lived asset impairment analysis, and establishing valuation allowances on deferred income tax assets and reserves for tax examination exposures.

Cash and Cash Equivalents

Cash equivalents include (1) all highly liquid investments with original maturities of three months or less at the date of purchase and (2) deposits in-transit from banks for payments related to third-party credit card and debit card transactions.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts based on both historical experience and a specific identification basis. Allowances for doubtful accounts on accounts and franchisee receivable balances were $2.0 million at February 2, 2019 and $5.8 million at February 3, 2018. Our accounts receivable balance is comprised of various vendor-related and customer-related accounts receivable. Our franchisee receivable balance is comprised of promissory notes that relate primarily to the sale of assets for our franchised locations.

The Company provides an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. As of February 2, 2019, all franchisee receivables have been fully reserved.

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

In connection with our LIFO calculation we estimate the effects of inflation on inventories by utilizing external price indices determined by the U.S. Bureau of Labor Statistics. If we had used the first-in, first-out, or "FIFO" method of inventory valuation instead of the LIFO method, merchandise inventories would have been insignificantly higher at February 2, 2019 and February 3, 2018.

Vendor Rebates and Allowances

We receive rebates and allowances from vendors through a variety of programs and arrangements intended to offset the costs of promoting and selling the vendors' products. In addition, Transform Holdco (Sears Holdings prior to February 11, 2019) allocates a portion of the rebates and allowances it receives from vendors based on shipments to or sales of the related products to the Company. Vendor payments are recognized and recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of sales and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Property and equipment consists of the following:

thousands	February 2, 2019	February 3, 2018
Land	$1,638	$1,741
Buildings and improvements	29,735	35,065
Furniture, fixtures and equipment	35,526	37,303
Capitalized leases	1,648	1,276
Total property and equipment	68,547	75,385
Less: accumulated depreciation	(40,816)	(39,336)
Total property and equipment, net	$27,731	$36,049

Depreciation expense, which includes depreciation on assets under capital leases, is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The range of lives are generally 15 to 25 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for computer systems and equipment. Leasehold improvements are depreciated over the shorter of the associated lease term or the estimated useful life of the asset. Total depreciation expense was $12.4 million and $11.8 million, for fiscal years 2018 and 2017, respectively.

As of February 2, 2019, management has identified one property that is deemed held for sale based on criteria in Accounting Standards Codification ("ASC") 360-10-45-9. This property is reflected in each category of Property and Equipment with the exception of capitalized leases in the table above and had a carrying value of $1.0 million as of February 2, 2019. As of February 2, 2019, the expected fair value less the cost of sale exceeded the carrying value of the Property and Equipment resulting in an impairment charge of $0.5 million.

Impairment of Long-Lived Assets and Costs Associated with Exit Activities

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, or a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques. We recorded impairment charges with respect to long-lived assets of $2.1 million and $3.4 million in fiscal years 2018 and 2017, respectively, included in Impairment of property and equipment in the accompanying Consolidated Statements of Operations.

We account for costs associated with location closings in accordance with accounting standards pertaining to accounting for costs associated with exit or disposal activities and compensation. When management makes a decision to close a location we record a reserve as of that date for the expected inventory markdowns associated with the closing. We also record a liability for future lease costs (net of estimated sublease income) when we cease to use the location. As of February 2, 2019 and February 3, 2018, this liability was approximately $2.6 million and $4.7 million, respectively. See Note 15.

Leases

We lease certain stores, office facilities, computers and transportation equipment. The determination of operating and capital lease obligations is based on the expected durations of the leases and contractual minimum lease payments specified in the lease agreements. For certain stores, amounts in excess of these minimum lease payments are payable based upon a specified percentage of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include an escalation clause or clauses and renewal option clauses calling for increased rents. Where the lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. We have subleases with Transform Holdco (as assignee) for 23 locations. We had rent expense paid to Sears Holdings (Transform Holdco after February 11, 2019) of $7.2 million and $10.8 million in 2018 and 2017, respectively.

We also had rent expense paid to Seritage Growth Properties, a related party, in occupancy charges for of $0.6 million and $1.1 million in 2018 and 2017, respectively, for occupancy charges for properties we lease from Seritage.

Rental expense for operating leases was as follows:

	Fiscal Year
thousands	2018	2017
Minimum rentals	44,379	59,533
Less-Sublease rentals	(2,553)	(7,399)
Total	41,826	52,134

Minimum lease obligations excluding taxes, insurance and other expenses are as follows:

Fiscal Year (thousands)	Capital Leases	Operating Leases
2019	$259	$39,292
2020	359	33,666
2021	21	26,523
2022	14	19,037
2023	5	9,486
Thereafter	—	4,374
Total Minimum Lease Payments	658	132,378
Less - Sublease Income on Leased Properties	—	(3,036)
Net Minimum Lease Payments	$658	$129,342

Capital lease obligations	658
Less Current Portion of Capital Lease Obligations	(259)
Long-term Capital Lease Obligations	$399

Insurance Programs

We maintain our own insurance arrangements with third-party insurance companies for exposures incurred for a number of risks including worker’s compensation and general liability claims. Insurance expense of $4.5 million and $5.3 million was recorded during 2018 and 2017, respectively.

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

We recognize revenues from retail operations upon the transfer of control of goods to the customer. We satisfy our performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. We defer revenue for retail store and online transactions including commissions on extended-service plans, where we have received consideration but have not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. The balance of deferred revenue was $11.9 million and $16.4 million at February 2, 2019 and February 3, 2018, respectively. The change in deferred revenue represents revenue recognized during 2018.

We recognize revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance. Commissions earned on services, and delivery and handling revenues are presented net of related costs because we are acting as an agent in arranging the services for the customer and do not control the services being rendered.

The Company accepts Transform Holdco (Sears Holdings prior to February 11, 2019) gift cards as tender for purchases and is reimbursed weekly by Transform Holdco for gift cards tendered.

Refund Liability and Right of Return Asset

Fiscal 2018 and Subsequent Periods. Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The typical return period is 30 days. The refund liability for returns is calculated as a percentage of sales based on historical return percentages and recognized at the transaction price as a reduction of revenues. The refund liability was $2.9 million at February 2, 2019. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. The right of return asset was $1.4 million at February 2, 2019.

At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.

Reserve for Sales Returns and Allowances

Fiscal 2017. Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The refund liability for returns and allowances, including the impact to gross profit, is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of sales and cost of sales. The reserve for returns and allowances was $1.1 million at February 3, 2018.

Cost of Sales and Occupancy

Cost of sales and occupancy is comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Transform Holdco related to our sale of products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by, or licensed to, subsidiaries of Transform Holdco.

Selling and Administrative Expenses

Selling and administrative expenses are comprised principally of dealer and franchisee commissions, payroll and benefits costs for retail and support employees, advertising, pre-opening costs, and other administrative expenses.

Dealer and Franchisee Commissions

In accordance with our agreements with our dealers and franchisees, we pay commissions to our dealers and franchisees on the net sales of merchandise and extended-service plans. In addition, each dealer and franchisee can earn marketing support, home improvement referrals, rent support, and other items. Commission costs are expensed as incurred and reflected within selling and administrative expenses. Commission costs were $126.8 million and $171.7 million in 2018 and 2017, respectively. Commission costs vary based on factors including store count, number of dealer and franchise locations, sales mix, sales volume, and commission rates.

Pre-Opening Costs

Pre-opening and start-up activity costs are expensed in the period in which they occur.

Advertising Costs

Advertising costs are expensed as incurred, generally the first time the advertising occurs, and were $40.0 million and $48.2 million for 2018 and 2017, respectively. These costs are included within selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Income Taxes

We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws. The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, tax planning, and any valuation allowance. For the year-ended February 2, 2019, a valuation allowance of $105.0 million has been recorded for the full amount of the net deferred tax assets.  In the future, we may record additional net deferred tax assets and if future utilization of deferred tax assets is uncertain, we may record additional valuation allowance against such deferred tax assets. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future federal, state and foreign pre-tax operating income (loss), the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income.

Tax benefits are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being recognized upon settlement. We will be subject to periodic audits by the Internal Revenue Service and other state local and foreign taxing authorities. Theses audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years. Interest and penalties are classified as income tax expense in the Consolidated Statements of Operations.

Prior to the 2012 Separation, our taxable income was included in the consolidated federal, state and foreign income tax returns of Sears Holdings or its affiliates. Income taxes in these consolidated financial statements have been recognized on a separate return basis. Under a Tax Sharing Agreement between the Company and Transform Holdco (the "Tax Sharing Agreement"), Transform Holdco is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the 2012 Separation and the Company is responsible for any federal, state or foreign tax liability relating to tax periods ending after the 2012 Separation.

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

Cash and cash equivalents, merchandise payables, accrued expenses (Level 1), accounts and franchisee notes receivable, and short-term debt (Level 2) are reflected in the consolidated balance sheets at cost, which approximates fair value due to the short-term nature of these instruments. For short-term borrowings and our Term Loan, the variable interest rates are a significant input in our fair value assessments and are consistent with the interest rates in the market. The carrying value of long-term notes receivable approximates fair value.

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist. As disclosed in Note 1, the Company recorded impairment charges of $2.1 million and $3.4 million on its property and equipment in 2018 and 2017, respectively. The Company utilized Level 3 inputs to measure the fair value of property and equipment, and intangible assets.

Recently Issued Accounting Pronouncements

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification® (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). In order to improve transparency and comparability between companies, ASU 2016-02 requires lessees to recognize leases on their balance sheets, and modifies accounting, presentation and disclosure for both lessors and lessees. Our leases primarily consist of retail space, offices, warehouses, distribution centers and vehicles. We have completed our initial assessment of the standard as well as implementation of our leasing software, including data upload, and are continuing to finalize our calculations, including validation procedures. We continue establishing new processes and internal controls required to comply with the new lease accounting and disclosure requirements set by the new standard.

ASU 2016-02 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. We are using the package of practical expedients that allows companies to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We are making accounting policy elections to treat the lease and non-lease components of leases as a single lease component and to exempt leases with an initial term of twelve months or less from balance sheet recognition. Consequently, short-term leases will be expensed over the lease term. We are not electing to adopt the hindsight practical expedient and therefore will maintain the lease terms previously determined under ASC 840.

We will adopt ASU 2016-02 in the first quarter of fiscal year 2019 using the modified retrospective approach. The most significant and material impact of adoption will be the recognition of right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets for operating leases, while our accounting for capital leases remains substantially unchanged. In addition, we are currently finalizing our assessment for ROU asset impairment and expect to recognize a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. We do not believe the standard will materially affect our consolidated statements of earnings or cash flows. Our conclusions are preliminary and subject to change as we finalize our analysis. The Company will adopt this standard on February 3, 2019 and prior periods will not be recast in transition.

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

We adopted this standard on February 4, 2018, using the modified retrospective approach. The impact of the adoption of ASU 2014-09 on our consolidated financial statements is as follows:

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

We applied ASU No. 2014-09 only to contracts that were not completed prior to fiscal 2018. The cumulative effect of initially apply ASU No. 2014-09 was a $2.1 million increase to the opening balance of accumulated deficit as of February 4, 2018. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

The effect of the adoption of ASU No. 2014-09 on our consolidated balance sheet as of February 2, 2019 was as follows:

Thousands	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Prepaid expenses and other current assets	$9,452	$1,226	$8,226
Other current liabilities	56,009	3,345	52,664
Accumulated deficit	(435,649)	(2,119)	(433,530)

NOTE 2—NET SALES

During 2018, approximately 98% of our revenues were generated in the United States.

Net merchandise and service sales for 2018 were as follows:

Thousands	52 Weeks Ended February 2, 2019
Merchandise	$1,343,459
Services	79,969
Other	26,520
Net sales	$1,449,948
NOTE 3—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

thousands	February 2, 2019	February 3, 2018
Short-term franchisee receivables	$584	$1,205
Miscellaneous receivables	11,916	14,314
Long-term franchisee receivables	1,422	7,962
Other assets	2,277	5,106
Allowance for losses on short-term franchisee receivables (1)	(584)	(847)
Allowance for losses on long-term franchisee receivables (1)	(1,422)	(4,928)
Total Accounts and franchisee receivables and other assets	$14,193	$22,812

(1) The Company recognizes an allowance for losses on franchisee receivables (which consist primarily of franchisee promissory notes) in an amount equal to estimated probable losses net of recoveries. The allowance is based on an analysis of expected future write-offs, existing economic conditions, and an assessment of specific identifiable franchisee promissory notes and other franchisee receivables considered at risk or uncollectible. The expense associated with the allowance for losses on franchisee receivables is recognized as selling and administrative expense. Most of our franchisee promissory notes authorize us to deduct debt service from our commissions otherwise due and payable to the franchisees, and we routinely make those deductions to the extent of available commissions payable. As of February 2, 2019, all franchisee receivables have been fully reserved.

NOTE 4—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES

The allowance for losses on Franchisee Receivables consists of the following:

thousands	February 2, 2019	February 3, 2018
Allowance for losses on franchisee receivables, beginning of period	$5,775	$8,242
Provisions during the period	2,594	7,361
Write off of franchisee receivables	(6,363)	(9,828)
Allowance for losses on franchisee receivables, end of period	$2,006	$5,775

On November 2, 2018, the Company and a franchisee entered into a transaction consisting of agreements that terminated all of the franchisee's franchise agreements and sublease arrangements for 21 franchised locations. The agreements provided that the franchisee transferred ownership of all assets, management of stores, and certain rights to property leases. The assets the Company purchased included all store furniture, fixtures, and equipment. As of the transaction date, the franchisee was the obligor on promissory notes to the Company with a total carrying value, net of reserves, of $2.7 million. As part of the transaction, the Company waived the remaining unpaid principal on these promissory notes. During 2018, the Company recognized a loss of $2.7 million on the transaction.

On June 7, 2017, the Company and a franchisee entered into a transaction consisting of agreements that terminated all of the franchisee's franchise agreements and sublease arrangements for 14 franchised locations (except with respect to one location as to which the Company would either assume the lease or enter into a lease directly with the landlord). The agreements provided that the franchisee transferred ownership of all assets, management of stores, and certain rights to property leases (in one instance pursuant to an Occupancy Agreement). The assets the Company purchased included all store furniture, fixtures, and equipment. As of the transaction date, the franchisee was the obligor on promissory notes to the Company with a total carrying value, net of reserves, of $5.5 million. As part of the transaction, the Company waived the remaining unpaid principal on these promissory notes and received a new promissory note from the franchisee in the amount of $1.5 million, which is payable in installments through December 11, 2022. During 2017, the Company recognized a loss of $5.5 million on the transaction.

NOTE 5—OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities consist of the following:

thousands	February 2, 2019	February 3, 2018
Customer deposits	$12,826	$16,655
Sales and other taxes	7,165	9,221
Accrued expenses	23,097	17,755
Payroll and related items	12,115	7,140
Store closing and severance costs	2,645	4,655
Total Other current and long-term liabilities	$57,848	$55,426

NOTE 6—INCOME TAXES

In connection with the 2012 Separation, SHO and Transform Holdco, as assignee, are parties to a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-2012 Separation and post-2012 Separation tax matters. Under the Tax Sharing Agreement, Transform Holdco is responsible for any federal, state or foreign income tax liability relating to tax periods ending on or before the 2012 Separation. For all periods after the 2012 Separation, the Company is responsible for any federal, state or foreign tax liability. Current income taxes payable for any federal, state or foreign income tax returns is reported in the period incurred.

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite the belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. Pursuant to the Tax Sharing Agreement, Transform Holdco is responsible for any unrecognized tax liabilities or benefits through the date of the 2012 Separation and the Company is responsible for any uncertain tax positions after the 2012 Separation. For 2018 and 2017, no unrecognized tax benefits have been identified and reflected in the financial statements.

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

The provisions for income tax expense for 2018 and 2017 consist of the following:

	Fiscal Year Ended
thousands	February 2, 2019	February 3, 2018
(Loss) income before income taxes:
U.S.	$(54,629)	$(96,166)
Foreign	1,329	1,613
Total	$(53,300)	$(94,553)
Income tax expense (benefit):
Current:
Federal	$(2)	$2
State	302	215
Foreign	(136)	1,046
Total	164	1,263
Deferred:
Federal	—	(759)
Total	$—	$(759)
Income tax expense	$164	$504

The provisions for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal tax rate. The reconciliation of the tax rate follows:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018
Federal tax rate	21.0%	33.7%
State income tax (net of federal benefit)	(0.4)%	(0.2)%
Federal tax rate change	—%	(37.2)%
Valuation allowance	(21.0)%	4.4%
Foreign taxes	0.2%	(1.1)%
Other	(0.1)%	(0.1)%
Effective tax rate	(0.3)%	(0.5)%

The major components of the deferred tax assets and liabilities as of February 2, 2019 and February 3, 2018 are as follows:

	Fiscal Year Ended
thousands	February 2, 2019	February 3, 2018
Deferred tax assets
Bad debts	$855	$1,543
Deferred compensation	2,181	756
Net operating loss	72,192	54,580
Property	647	2,598
Royalty-free license	23,587	26,451
Other	10,538	7,803
Sub-total deferred tax assets	$110,000	$93,731
Valuation allowance	(104,978)	(92,362)
Total deferred tax assets	$5,022	$1,369
Deferred tax liabilities
Inventory	(4,394)	(730)
Other	(628)	(639)
Total deferred tax liabilities	(5,022)	(1,369)
Net deferred tax assets	—	—

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected our fiscal year ended February 3, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized, and (3) various other miscellaneous changes that were effective in fiscal 2017. The Tax Act reduced the federal corporate tax rate to 21% in the fiscal year ended February 3, 2018. Based on Section 15 of the Internal Revenue Code, our fiscal year ended February 3, 2018 had a blended corporate tax rate of 33.7%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The Tax Act also established new tax rules that affect fiscal 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the elimination of corporate AMT; (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) limitations on the use of FTCs to reduce the U.S. income tax liability; and (6) limitations on net operating losses (NOLs) generated in tax years beginning after December 31, 2017, to 80% of taxable income.

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

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $0.8 million in the period ended February 3, 2018. This net tax benefit consisted of a reduction in the valuation allowance by $0.8 million as a result of the elimination of the AMT credit as a deferred tax asset and corresponding establishment of a long-term receivable.

Our accounting for the following elements of the Tax Act is complete.

The Tax Act reduces the corporate rate to 21%, effective January 1, 2018. Our net deferred tax assets ("DTA") and deferred tax liabilities ("DTL") decreased by $35.2 million with a corresponding net adjustment to the valuation allowance for the year ended February 3, 2018. A deferred tax benefit of $0.8 million was recorded in the period ended February 3, 2018 as a result of a reduction in the valuation allowance due to the elimination of the AMT credit as a deferred tax asset and corresponding establishment of a long-term receivable. During fiscal 2018, the balance of the receivable was increased $0.2 million due to an IRS adjustment and related payment of additional AMT associated with a recently completed IRS exam and $0.5 million of the receivable was reclassed to a current asset reflecting the portion expected to be received within 12 months.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. In performing the assessment for 2018, a significant piece of negative evidence evaluated was the cumulative loss incurred over the three-year period ended February 2, 2019. The loss was evaluated as book loss adjusted for non-deductible and non-recurring items such as goodwill impairment, sale of property, store closing costs, franchise income/expense and software expenses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

On the basis of this analysis and significant negative objective evidence, management has determined the full valuation allowance is still necessary for the year ended February 2, 2019. The valuation allowance increased by $12.6 million for the current year which was offset by the increase in net DTAs mainly for the increase in operating loss carryover. As of February 2, 2019, a valuation allowance of $105.0 million is recorded for the full amount of the net deferred tax assets. Changes in the valuation allowance are recorded as a non-cash charge to income tax expense. A valuation allowance release resulted in a tax benefit of $0.8 million in the year ended February 3, 2018 due to the elimination of the AMT DTA and corresponding establishment of a long term receivable. We will continue to evaluate our valuation allowance in future years for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets.

At the end of 2018 and 2017, we had federal net operating loss carryforwards (“NOL”) of $281.1 million and $210.7 million, respectively, which will expire between 2036 and 2038 though the 2018 NOL has an indefinite life. At the end of 2018 and 2017, we had state NOL carryforwards of $16.6 million and $13.1 million, respectively, which will expire between 2019 and 2039 though some of the 2018 state NOLs have an indefinite life. We have credit carryforwards of $3.3 million which will expire between 2023 and 2039.

We file federal, state and city income tax returns in the United States and foreign tax returns in Puerto Rico. SHO was also a part of the Sears Holdings combined state returns for the years ended February 2, 2013 and February 1, 2014. The Company has completed its federal audit for the tax return ended January 30, 2016 and all matters have been resolved. Currently, the Company is under audit for two separate state returns for fiscal years 2013 through 2016.

NOTE 7—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") beneficially own 58.8% of our outstanding shares of common stock and control Transform Holdco and its subsidiaries.

The Operative Agreements, among other things, (1) govern specified aspects of our relationship with Transform Holdco (as assignee of the Operative Agreements), (2) establish terms under which subsidiaries of Transform Holdco are providing services to us, and (3) establish terms pursuant to which subsidiaries of Transform Holdco are obtaining merchandise inventories for us. The terms of the Operative Agreements were agreed to prior to the 2012 Separation (except for amendments entered into after the 2012 Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the 2012 Separation. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. The Company has engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the Operative Agreements, the business relationships that are reflected in the Operative Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the Operative Agreements or, if addressed, in the past were, and in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in the Company's best interests. On May 11, 2016, SHO and Sears Holdings entered into amendments to most of the Operative Agreements.

The following is a summary of the nature of the principle related-party transactions between SHO and Transform Holdco (as assignee of the Operative Agreements):

•
We are party to an agreement with Transform Holdco (as assignee from Sears Holdings) pursuant to which Sears Holdings consummated the 2012 Separation. The agreement, among other things, provided for as part of the 2012 Separation the allocation and transfer, through a series of intercompany transactions, of the assets and the liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings. In the agreement SHO and Transform Holdco agree to release each other from all pre-2012 Separation claims (other than with respect to the agreements executed in connection with the 2012 Separation) and each agrees to defend and indemnify the other with respect to its post-2012 Separation business.

•
We obtain a significant amount of our merchandise inventories from Transform Holdco. This enables us to take advantage of the amount and scope of Transform Holdco's purchasing activities. The Operative Agreements include an Amended and Restated Merchandising Agreement with subsidiaries of Transform Holdco (the "Merchandising Agreement") pursuant to which they (1) sell to us, with respect to certain specified product categories, Sears-branded products including KCD Products and vendor-branded products obtained from Transform Holdco's vendors and suppliers and (2) grant us licenses to use the trademarks owned by subsidiaries of Transform Holdco, or the "Sears marks," including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire on February 1, 2023, subject to one three-year renewal term with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners. The Operative Agreements also provide for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Transform Holdco's Shop Your Way program.

•
We obtain our merchandise from Transform Holdco and other vendors. Products which we acquired from Transform Holdco, including KCD Products and other products, accounted for approximately 60% and 78% of our total purchases of inventory from all vendors for 2018 and 2017, respectively. The loss of or a reduction in the amount of merchandise made available to us by Transform Holdco could have a material adverse effect on our business and results of operations.

•
Transform Holdco (as assignee from Sears Holdings) provides the Company with specified corporate services pursuant to the Operative Agreements. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, loss prevention, environmental, product and human safety, facilities, logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Transform Holdco charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

•
Transform Holdco (as assignee from Sears Holdings) has licensed the Company until October 11, 2029, on a royalty-free basis, to use under specified conditions (1) the name "Sears" in our corporate name and to promote our businesses and (2) the www.SearsOutlet.com (our license to use "SearsOutlet.com" on a web platform not operated by Transform Holdco will expire on February 1, 2023), www.searshomeapplianceshowroom.com, www.searshometownstores.com, and www.searshardwarestores.com domain names to promote our businesses. Also, Transform Holdco has licensed the Company until October 11, 2029, on an exclusive, royalty-free basis, under specified conditions to use for the purpose of operating our stores the names "Sears Appliance & Hardware," "Sears Authorized Hometown Stores," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware," and "Sears Outlet Store."

•
Transform Holdco (as assignee from Sears Holdings) has assigned to us leases for, or has subleased to us, many of the stores that we operate or that we have, in turn, subleased to franchisees. Generally, the terms of the subleases match the terms, including the payment of rent and expiration date, of the existing leases between Transform Holdco (or one of its subsidiaries) and the landlord. In addition, a small number of our stores are in locations where Transform Holdco currently operates one of its stores or a distribution facility. In such cases we have entered into a lease or sublease with Transform Holdco (or one of its subsidiaries) for the portion of the space in which our store will operate, and we pay rent directly to Transform Holdco on the terms negotiated in connection with the 2012 Separation. We also lease from Transform Holdco office space for our corporate headquarters.

•
SHO receives commissions from Transform Holdco for specified sales of merchandise made through www.sears.com and www.SearsOutlet.com, the sale of extended-service plans, delivery and handling services and relating to the use in our stores of credit cards branded with the Sears name. For certain transactions SHO pays a commission to Transform Holdco.

The Operative Agreements may be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate.

The following table summarizes the transactions with Sears Holdings included in the Company’s Consolidated Financial Statements:

	Fiscal Year Ended
thousands	February 2, 2019	February 3, 2018
Net Commissions from Sears Holdings	$50,964	$66,557
Purchases related to cost of sales and occupancy	689,599	958,560
Services included in selling and administrative	40,027	60,822

We incur payables to Transform Holdco (and incurred payables to Sears Holdings prior to mid-February 2019) for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the Operative Agreements.  Amounts due to or from Transform Holdco are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the Operative Agreements and at the request of Transform Holdco, the Company can pay invoices on two or three-day terms and receive a deduction on invoices for early–payment discounts of 43 basis points or 37 basis points, respectively. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Transform Holdco. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. The Company paid invoices on either two or three–day terms and received discounts of $2.1 million and $4.2 million in 2018 and 2017, respectively, which are reflected in the consolidated statements of operations.

We paid Seritage Growth Properties $0.6 million and $1.1 million in 2018 and 2017, respectively, for occupancy charges for properties we lease from Seritage. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.
NOTE 8—FINANCING ARRANGEMENTS

In October 2012 the Company entered into a Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent, which provided (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Prior Facility"). Under the Prior Facility the Company initially borrowed $100 million which was used to pay a cash dividend to Sears Holdings prior to the 2012 Separation.

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the "Senior ABL Facility"). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earlier of (1) February 29, 2020 and (2) six months prior to the expiration of the Operative Agreements entered into with Transform Holdco as assignee and its subsidiaries in connection with the 2012 Separation (the “Subject Agreements”) unless they are extended to a date later than February 29, 2020 or terminated on a basis reasonably satisfactory to the administrative agent under the Senior ABL Facility. The Non-Extended Revolving Credit Commitments were not extended by the Non-Extending Lenders in accordance with the Senior ABL Facility and matured on October 11, 2017.  Unamortized debt costs related to the Senior ABL Facility of $1.3 million and $3.5 million are included in Prepaid and Other current assets on the Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018, respectively, and are being amortized over the remaining term of the Senior ABL Facility.

As of February 2, 2019 we had $93.0 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of February 2, 2019 was $27.7 million, with $7.2 million of letters of credit outstanding under the facility.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 6.50% at February 2, 2019), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 8.5% at February 2, 2019), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make prepayments on other indebtedness, and engage in mergers or change the nature of the business of the Company and its subsidiaries (including the guarantors). The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that the fixed charge ratio at the last day of any quarter be not less than 1.0 to 1.0. The Senior ABL Facility also limits SHO’s ability to declare and pay cash dividends and to repurchase its common stock. The Senior ABL Facility would not have permitted us to pay cash dividends or to repurchase our common stock as of February 2, 2019. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements.

Events of Default

The Senior ABL Facility includes customary and other events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments, change of control, failure to perform a "Material Contract" (which includes the Merchandising Agreement and other Operative Agreements) to the extent required to maintain it in full force and effect, the failure to enforce a Material Contract in accordance with its terms, or Transform Holdco terminates the "Separation Agreements" (which include, among other Operative Agreements, the Merchandising Agreement and the Services Agreements).

The Senior ABL Facility provides that the Company's inability to obtain from its independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

Term Loan Agreement

On February 16, 2018 the Company’s three operating subsidiaries, Sears Authorized Hometown Stores, LLC, Sears Home Appliance Showrooms, LLC, and Sears Outlet Stores, LLC, as borrowers, and the Company, as guarantor, entered into a Term Loan Credit Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan Agreement”). The Term Loan Agreement provides for a $40 million term loan (the “Term Loan”), which amount the Company has borrowed, and is outstanding, in accordance with and subject to the terms and conditions of the Term Loan Agreement. The Company used the proceeds of the Term Loan to pay down borrowings under the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement.

Unamortized debt costs of $0.9 million related to the Term Loan are netted against the Term Loan on the Consolidated Balance Sheets as of February 2, 2019 and are being amortized over the remaining term of the Term Loan.

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.73% at February 2, 2019) plus 8.50% per annum and (2) a minimum interest rate of 9.50% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

Events of Default

The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein and other Term Loan loan documents (including an agreement with the Company, Transform Holdco, and the agents under the Senior ABL Facility and the Term Loan Agreement)), material judgments, change of control, and failure to perform a “Material Contract” (which includes specified Operative Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Transform Holdco of "the Separation Agreements” (which include specified Operative Agreements) and cessation of business activities in the ordinary course.

The Term Loan Agreement provides that the Company's inability to obtain from its independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

NOTE 9—SUMMARY OF SEGMENT DATA
Our two reportable segments are Hometown and Outlet. The Hometown reportable segment consists of the aggregation of our Hometown Stores, Hardware Stores, Home Appliance Showrooms and Buddy's Home Furnishings Stores business formats. The Outlet business format also represents a reportable segment. These segments are evaluated by our Chief Operating Decision Maker to make decisions about resource allocation and to assess performance. Each of these segments derives its revenues from the sale of merchandise and related services to customers, primarily in the U.S. Sales categories include appliances, lawn and garden, tools and other.
Selling and administrative expense includes losses on franchisee notes receivables and IT transformation costs of $17.7 million and $22.6 million for Hometown in 2018 and 2017, respectively, and $10.8 million and $19.1 million for Outlet in 2018 and 2017, respectively. Costs associated with accelerated store closings totaling $13.4 million in 2018 ($13.7 million in Hometown; $(0.3) million in Outlet) and $14.8 million in 2017 ($7.0 million in Hometown; $7.8 million in Outlet), were included in Cost of sales and occupancy and Selling and administrative expense.

	2018
thousands	Hometown	Outlet	Total
Net sales
Appliances	$659,401	$406,233	$1,065,634
Lawn and garden	169,012	16,846	185,858
Tools and paint	79,313	12,989	92,302
Other	50,792	55,362	106,154
Total	958,518	491,430	1,449,948
Costs and expenses
Cost of sales and occupancy	768,624	358,128	1,126,752
Selling and administrative	240,955	108,127	349,082
Impairment of property and equipment	1,007	1,082	2,089
Depreciation and amortization	6,263	6,111	12,374
Gain on sale of assets	—	(1,358)	(1,358)
Total	1,016,849	472,090	1,488,939
Operating (loss) income	$(58,331)	$19,340	$(38,991)
Total assets	$225,919	$117,852	$343,771
Capital expenditures	$4,812	$1,626	$6,438

	2017
thousands	Hometown	Outlet	Total
Net sales
Appliances	$805,490	$446,118	$1,251,608
Lawn and garden	204,371	19,024	223,395
Tools and paint	103,706	14,289	117,995
Other	63,655	63,298	126,953
Total	1,177,222	542,729	1,719,951
Costs and expenses
Cost of sales and occupancy	931,078	440,330	1,371,408
Selling and administrative	283,294	136,273	419,567
Impairment of property and equipment	2,581	776	3,357
Depreciation and amortization	5,378	7,661	13,039
Total	1,222,331	585,040	1,807,371
Operating loss	$(45,109)	$(42,311)	$(87,420)
Total assets	$281,805	$130,883	$412,688
Capital expenditures	$4,156	$5,072	$9,228
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

The following table sets forth the components used to calculate basic and diluted loss per common share attributable to our stockholders.

	Fiscal Year Ended
thousands except income per common share	February 2, 2019	February 3, 2018
Basic weighted average shares	22,702	22,702
Dilutive effect of restricted stock	—	—
Diluted weighted average shares	22,702	22,702

Net loss	$(53,464)	$(95,057)

Loss per common share:
Basic	$(2.36)	$(4.19)
Diluted	$(2.36)	$(4.19)

For 2017, unvested shares of restricted stock of 14,000 were excluded from diluted earnings per share through the date of forfeiture. There were no unvested shares of restricted stock that were excluded from diluted earnings per share in 2018.

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

During 2015 the Company granted a total of 159,475 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting date. As of February 2, 2019, 34,091 of these stock units had been forfeited and the remaining 125,384 stock units vested in accordance with, and subject to the terms and conditions of, governing stock-unit agreements and the Plan.

During 2017 the Company granted a total of 262,788 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting dates. As of February 2, 2019, 46,834 of these stock units had been forfeited and 149,748 had vested. The remaining 66,206 stock units will vest, if at all, on January 30, 2020 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards vary based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting dates. As of February 2, 2019, 22,514 of these stock units had been forfeited and 116,224 had vested. The remaining 222,655 stock units will vest, if at all, in two substantially equal installments on January 30 in 2020 and 2021 in accordance with and subject to the terms and conditions of governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards vary based on changes in our Nasdaq stock price at the end of each reporting period.

The shares of restricted stock referred to above in this Note 12 constituted outstanding shares of the Company's common stock. The recipients of the restricted stock grants had full voting and dividend rights with respect to, but were unable to transfer or pledge, their shares of restricted stock prior to the applicable vesting dates. The stock units referred to above in this Note 12, which were, and are, payable solely in cash based on the Nasdaq closing price of our common stock at the applicable vesting dates, do not constitute outstanding shares of the Company's common stock. The recipients of the stock unit grants have, with respect to their stock units, no rights to receive the Company's common stock or other securities of the Company, no rights as a stockholder of the Company, no dividend rights, and no voting rights.

We are authorized to grant stock options and to make other awards (in addition to restricted stock and stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During 2018 no stock-based compensation expense was recorded and during 2017 we reversed $0.1 million in total stock-based compensation expense related to the forfeiture of unvested restricted stock.

During 2018 and 2017, we recorded $0.7 million and $0.3 million, respectively, in compensation cost related to the then outstanding stock units, which are included in Selling and administrative expenses in the consolidated statements of operations and Other current liabilities in the consolidated balance sheets. At February 2, 2019, we had $0.3 million in total estimated unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over the next approximately 2.0 years.

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

At February 2, 2019, we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase plan program since late 2013. The Senior ABL Facility and Term Loan Agreement each limits the Company's ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of February 2, 2019.

NOTE 13—DEFINED CONTRIBUTION PLAN

We sponsor a Sears Hometown and Outlet Stores, Inc. 401(k) savings plan for employees meeting service-eligibility requirements. The Company offers a discretionary matching contribution. The expense related to the savings plan has been determined in accordance with U.S. GAAP and the Company accrues the cost of these benefits as incurred during employees' tenure of employment.
Expenses for the retirement savings plan were as follows:

thousands	2018	2017
401(k) Savings Plan	$1,258	$1,056

NOTE 14—SALE OF ASSETS

On August 10, 2018, we completed the sale of a property in Newington, Connecticut. The sale price of the property was $2.8 million net of closing costs, and we recorded a gain on the sale of approximately $1.4 million when the sale was completed in accordance with the terms and conditions of the Purchase and Sale Agreement. We did not sell any owned property in fiscal 2017.

NOTE 15—STORE CLOSING CHARGES

Accelerated Closed Store Charges

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer expect to receive any economic benefit are accrued as of when we ceased to use the leased space and have been reduced for estimated sublease income. Accelerated store closure costs were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
Fiscal year ended February 2, 2019	$237	$11,730	$1,431	$1,425	$14,823

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
Fiscal year ended February 3, 2018	$9,665	$4,527	$979	$224	$15,395

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

Closed Store Reserves

Store closing reserves of $2.6 million and $4.7 million are included within other current liabilities in the Consolidated Balance Sheets at February 2, 2019 and February 3, 2018, respectively. Changes in the store closing reserves are as follows:

	52 and 53 Weeks Ended
Thousands	February 2, 2019	February 3, 2018
Store closing and severance costs reserve, beginning of period	$4,655	$7,659
Store closing costs	13,392	14,416
Payments/utilization	(15,414)	(17,420)
Store closing and severance costs reserve, end of period	$2,633	$4,655

NOTE 16—SUBSEQUENT EVENTS
On March 25, 2019 the Company completed the sale of a property classified as held for sale included in Property and Equipment, Net in the Condensed Consolidated Balance Sheet as of February 2, 2019. The sale price of the property was $0.9 million net of closing costs, and the carrying value of the asset was $0.9 million as of February 2, 2019.

The Company expects 40 to 45 Hometown stores will close or initiate closure in the first quarter of 2019 as a result of decisions by dealers and franchisees and the Company's decision to close a limited number of Company-operated stores. Based on the Company's prior experience, this likely will result in reduced costs, more productive use of capital, and improved profitability for the Company. The closures, if they occur as anticipated, are expected to result in total one-time charges of between $5.0 million and $6.0 million during the first quarter of 2019 for inventory markdowns and write-offs and other store-closing costs.

On May 3, 2019 the Company entered into (i) a First Amendment to Amended and Restated Credit Agreement (the “ABL Amendment”), among Sears Authorized Hometown Stores, LLC, as the Lead Borrower, Sears Home Appliance Showrooms, LLC and Sears Outlet Stores, L.L.C., as borrowers (collectively, the “Borrowers”), the Company, as parent, Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “ABL Agent”), and the ABL lenders party thereto, amending the Amended and Restated Credit Agreement dated as of November 1, 2016 among the Borrowers, the Company, the ABL Agent and the ABL lenders party thereto from time to time (the “ABL Credit Agreement”), and (ii) the First Amendment to Term Loan Credit Agreement (the “Term Loan Amendment”), among the Borrowers, the Company, as parent, Gordon Brothers Finance Company, as administrative agent and collateral agent (the "Term Agent"), and the Term lenders party thereto, amending the Term Loan Credit Agreement dated as of February 16, 2018 among the Borrowers, the Company, the Term Agent and the Term Lenders party thereto (the “Term Loan Agreement”).

The ABL Amendment and the Term Loan Amendment generally provide for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the ABL Credit Agreement and the Term Loan Agreement) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the ABL Credit Agreement and the Term Loan Agreement under specified circumstances; (3) the ABL lenders and the Term lenders waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the ABL lenders and the Term lenders consent on a limited basis to the Loan Parties (as defined in the ABL Credit Agreement and the Term Loan Agreement) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the ABL Credit Agreement and the Term Loan Agreement. The Term Loan Amendment changes the "February 16, 2023" reference in the definition of "Maturity Date" to February 29, 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sears Hometown and Outlet Stores, Inc.
Hoffman Estates, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sears Hometown and Outlet Stores, Inc.(the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended February 2, 2019 and February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the two years in the periods ended February 2, 2019 and February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses and uncertainty in its financial performance and cash flows, and is dependent upon obtaining additional capital or refinancing its debt agreements to fund operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

May 3, 2019

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 2, 2019, with the participation of our principal executive and principal financial officers. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management's assessment, management believes that as of February 2, 2019, the Company’s internal controls over financial reporting were effective based on those criteria.

In accordance with the rules of the Securities and Exchange Commission this Annual Report on Form 10-K is not required to, and does not, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 with respect to directors, the Audit Committee, audit committee financial experts, and executive officers is included under the headings "Item 1. Election of Directors," "--Corporate Governance-Director Independence," "--Audit Committee Financial Experts," and "--Executive Officers," respectively, of the 2019 Proxy Statement and is incorporated herein by reference. Information required by this Item 10 with respect to Section 16(a) beneficial ownership reporting compliance is included under the heading "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" of the 2019 Proxy Statement and is incorporated herein by reference.
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
During the Company's 2018 fiscal year there were no changes to the process by which stockholders may recommend nominees to the Board of Directors.

Item 11. Executive Compensation
Information regarding executive and director compensation is incorporated herein by reference to information under the headings "Item 1-Election of Directors-Executive Compensation," and "Item 1-Election of Directors-Compensation of Directors" of the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of specified beneficial owners and management is incorporated herein by reference to the material under the heading "Item 1. Election of Directors-Amount and Nature of Beneficial Ownership" of the 2019 Proxy Statement.

Equity Compensation Plan Information
The below table reflects information, as of February 2, 2019, about securities authorized for issuance under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	3,674,609	(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	3,674,609	(2)

(1) We have not issued any options, warrants, or other rights under the Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan that are exercisable for the purchase of shares of our common stock.
(2) A total of 4,000,000 shares of stock are reserved for issuance under the Company's Amended and Restated 2012 Stock Plan, consisting of restricted stock, stock units representing rights to receive cash or shares of our common stock, stock options, and stock appreciation rights. As of February 2, 2019, a total of 288,861 stock units were outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions with Transform Holdco, director independence, and independence of members of the Audit Committee of the Company's Board of Directors is incorporated herein by reference to information under the headings "Relationships and Transactions with Related Persons" and "Corporate Governance" of the 2019 Proxy Statement.

Item 14.     Principal Accountant Fees and Services
Information regarding principal accountant fees and services is incorporated herein by reference to the material under the heading "Item 4. Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accounting Firm Fees" of the 2019 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this report:

(1)	Financial Statements

Financial Statements filed in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto or included in Part II, Item 9 of this Annual Report on Form 10-K.

(3) List of Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index.
Item 16. Form 10-K Summary
Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer

Date:	May 3, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

* Will Powell Will Powell	Director, Chief Executive Officer and President (principal executive officer)	May 3, 2019

* E.J. Bird E.J. Bird	Director, Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 3, 2019

* Alberto Franco Alberto Franco	Director	May 3, 2019

* James F. Gooch James F. Gooch	Director	May 3, 2019

* John E. Tober John E. Tober	Director	May 3, 2019

* Josephine Linden Josephine Linden	Director	May 3, 2019

* Kevin Longino Kevin Longino	Director	May 3, 2019

* CHARLES J. HANSEN By Charles J. Hansen, Attorney in Fact		May 3, 2019

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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

3.3	Amended and Restated Bylaws of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on From 8-K filed April 19, 2019 (File No. 001-35641).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.1
Separation Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.2
Amendment No. 1 to Separation Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated December 9, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.3
Store License Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and Sears Authorized Hometown Stores, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.4
Amendment No. 1 to Store License Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and Sears Authorized Hometown Stores, LLC.effective as of July 10, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

10.5
Store License Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and Sears Home Appliance Showrooms, LLC dated August 8, 2012 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.6
Store License Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and Sears Outlet Stores, L.L.C. dated August 8, 2012 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.7
Amendment No. 1 to Store License Agreement (Outlet) between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and Sears Outlet Stores, L.L.C. dated December 9, 2013 (incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (File No. 001-35641)).

10.8
Amendment No. 2 to Store License Agreement (Outlet) betweenTransform Holdco LLC (as assignee from Sears Holdings Corporation) and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.9
Trademark License Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.10(1)
Amendment No. 4 to Merchandising Agreement between (1) Transform Holdco LLC (as assignee from Sears Holdings Corporation) and (2) registrant, Sears Authorized Hometown Stores, LLC and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.11(1)
Amended and Restated Merchandising Agreement between (1) Transform Holdco LLC (as assignee from Sears Holdings Corporation) and (2) registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated May 11, 2016 (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-35641)).

10.12
Amendment to Amended and Restated Merchandising Agreement between (1) Transform Holdco LLC (as assignee from Sears Holdings Corporation) and (2) registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. dated March 8, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 9, 2017 (File No. 001-35641)).

10.13
Amendment No. 2 to Amended and Restated Merchandising Agreement dated as of July 10, 2017 among (1) the registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. and (2) Transform Holdco LLC (as assignee from Sears Holdings Corporation) (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.14
Amendments Agreement dated March 12, 2019 between (1) Transform SR LLC, Transform KM LLC, Transform SR Holdings LLC, and Transform SR Holding Management LLC, and (2) the registrant, Sears Authorized Hometown Stores, LLC, and Sears Outlet Stores, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed March 18, 2019 (File No. 001-35641)).

10.15(1)
Purchase Agreement for Excess and Salvage Merchandise dated July 17, 2017 between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and the registrant ((incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

10.16
Services Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant dated August 8, 2012 (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.17
Amendment No. 1 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated December 9, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.18
Amendment No. 2 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated April 23, 2014 (incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014 (File No. 001-35641)).

10.19
Amendment No. 3 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated March 11, 2015 (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).

10.20(1)
Amendment No. 4 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated May11, 2016 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.21
Amendment No. 5 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated May11, 2016 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-35641)).

10.22
Amendment 7 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated April 7, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017 (File No. 001-35641)).

10.23
Amendment 8 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated July 10, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2017 (File No. 001-35641)).

10.24	Amendment No. 9 to Services Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated December 15, 2017.
10.25(1)
Shop Your Way Retail Establishment Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant (incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.26
Amendment No. 1 to Shop Your Way Retail Establishment Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant dated May 11, 2016 (incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.27(1)
Amendment No. 2 to Shop Your Way Retail Establishment Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant dated February 2, 2017 (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 ((File No. 001-35641)).

10.28
Tax Sharing Agreement between Transform Holdco LLC (as assignee from Sears Holdings Corporation) and registrant dated as of August 8, 2012 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 (File No. 001-35641)).

10.29
Supplemental Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated December 9, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-35641)).

10.30
Amendments No. 1 to Supplemental Agreement between the registrant and Transform Holdco LLC (as assignee from Sears Holdings Corporation) dated May 11, 2016 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed May 17, 2016 (File No. 001-35641)).

10.31(2)	Sears Hometown and Outlet Stores, Inc. Umbrella Incentive Program (incorporated by reference to Exhibit 10.11 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.32(2)	Sears Hometown and Outlet Stores, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.33(2)	Sears Hometown and Outlet Stores, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.13 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).
10.34(2)
Sears Hometown and Outlet Stores, Inc. Amended and Restated 2012 Stock Plan (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (File No. 001-35641)).

10.35(2)	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Form S-8 filed on May 16, 2013 (File No. 333-188645)).
10.36(2)
Form of Amended and Restated Executive Severance Agreement (incorporated by reference to Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-35641)).

10.37(2)	Form of Cash Retention Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed April 21, 2015 (File No. 001-35641)).
10.38(2)	Form of Stock Units Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 3, 2017 (File No. 001-35641)).
10.39(2)
Amended and Restated Executive Severance Agreement dated July 1, 2015 between the registrant and Will Powell (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641)).

10.40(2)
Letter agreement between the registrant and Will Powell dated July 1, 2015 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed July 1, 2015 (File No. 001-35641)).

10.41(2)
Retention Agreement between the registrant and Will Powell dated September 14, 2016 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed September 16, 2016 (File No. 001-35641)).

10.42(2)
Executive Severance Agreement dated June 10, 2014 between the registrant and Ryan D. Robinson (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed June 12, 2014 (File No. 001-35641)).

10.43(2)
Letter agreement between the registrant and Charles J. Hansen, dated August 28, 2012 (incorporated by reference to Exhibit 10.21 to the registrant's Form S-1/A filed on August 31, 2012 (File No. 333-181051)).

10.44(2)
Letter agreement between the registrant and Michael A. Gray dated October 10, 2012 (incorporated by reference to Exhibit 10.37 to Sears Holdings Corporation's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 000-51217)).

10.45(2)
Cash Incentive Agreement between the registrant and Michael A. Gray dated May 26, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed May 26, 2017 (File No. 001-35641)).

10.46(2)
Amendment to Cash Incentive Agreement between the registrant and Michael A. Gray dated October 11, 2017 (incorporated by reference to Exhibit 10.44 to the registrant's Annual Report on From 10-K for the fiscal year ended February 3, 2018 (File No. 001-35641)).

10.47(2)
Offer Letter between the registrant and E. J. Bird dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed August 17, 2017 (File No. 001-35641)).

10.48(2)
Stock Units Agreement between the registrant and E. J. Bird dated August 15, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed August 17, 2017 (File No. 001-35641)).

10.49(2)
Incentive/Retention Agreement between the registrant and E. J. Bird dated August 15, 2017 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed August 17, 2017 (File No. 001-35641)).

10.50
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

10.51
Amended and Restated Guaranty and Security Agreement, dated November 1, 2016, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed November 7, 2016 (File No. 001-35641)).

10.52
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

10.53
Guaranty and Security Agreement, dated February 16, 2018, by Sears Authorized Hometown Stores, LLC, and other borrowers and guarantors party thereto and Gordon Brothers Finance Company, as Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed February 20, 2018 (File No. 001-35641)).

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

10.54(3)
Waiver, Consent and First Amendment to Amended and Restated Credit Agreement dated May 3, 2019 among Sears Authorized Hometown Stores, LLC, as the Lead Borrower, Sears Home Appliance Showrooms, LLC and Sears Outlet Stores, L.L.C., as borrowers (collectively, the “Borrowers”), the registrant, as parent, Bank of America, N.A., as administrative agent and collateral agent, and the ABL lenders party thereto, and Waiver, Consent and First Amendment to Term Loan Credit Agreement dated May 3, 2019 among the Borrowers, the registrant, as parent, Gordon Brothers Finance Company, as administrative agent and collateral agent, and the Term lenders party thereto.

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
101(4)
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations for the fiscal years ended February 2, 2019 and February 3, 2018; (ii) the Consolidated Balance Sheets at February 2, 2019 and February 3, 2018; (iii) the Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019 and February 3, 2018; (iv) the Consolidated Statements of Stockholders' Equity for the fiscal years ended February 2, 2019 and February 3, 2018; and (v) the Notes to the Consolidated Financial Statements.

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