Form 10-Q
period 2019-05-04
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2019-06-21
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 4, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 21, 2019 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 Weeks Ended May 4, 2019 and May 5, 2018

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended
Thousands, except per share amounts	May 4, 2019	May 5, 2018
NET SALES	$291,072	$381,281
COSTS AND EXPENSES
Cost of sales and occupancy	229,042	293,803
Selling and administrative	67,543	90,479
Depreciation and amortization	2,260	2,608
Loss on sale of assets	52	—
Total costs and expenses	298,897	386,890
Operating loss	(7,825)	(5,609)
Interest expense	(3,970)	(3,452)
Other income	9	100
Loss before income taxes	(11,786)	(8,961)
Income tax expense	(268)	(408)
NET LOSS	$(12,054)	$(9,369)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS

Basic:	$(0.53)	$(0.41)
Diluted:	$(0.53)	$(0.41)

Basic weighted average common shares outstanding	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	May 4, 2019	May 5, 2018	February 2, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,260	$14,288	$15,110
Accounts and franchisee receivables, net	10,803	12,784	11,916
Merchandise inventories	262,977	332,449	277,285
Prepaid expenses and other current assets	5,407	8,101	9,452
Total current assets	295,447	367,622	313,763
PROPERTY AND EQUIPMENT, net	25,038	35,830	27,731
OPERATING LEASE RIGHT-OF-USE ASSETS	112,683	—	—
OTHER ASSETS, net	1,972	7,242	2,277
TOTAL ASSETS	$435,140	$410,694	$343,771
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$94,600	$114,900	$93,000
Current portion of term loan, net	39,403	—	39,057
Payable to related party	13,633	22,896	14,080
Accounts payable	20,847	17,730	19,830
Current operating lease liabilities	33,200	—	—
Other current liabilities	42,623	50,594	56,009
Total current liabilities	244,306	206,120	221,976
LONG-TERM OPERATING LEASE LIABILITIES	83,197	—	—
LONG-TERM PORTION OF TERM LOAN, NET	—	38,412	—
OTHER LONG-TERM LIABILITIES	2,176	2,111	1,839
TOTAL LIABILITIES	329,679	246,643	223,815
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	105,461	164,051	119,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$435,140	$410,694	$343,771
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,054)	$(9,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,260	2,608
Loss on sale of assets	52	—
Amortization of debt issuance costs	890	548
(Recovery of) provision for losses on franchisee receivables	(63)	42
Change in operating assets and liabilities:
Accounts and franchisee receivables	1,176	2,134
Merchandise inventories	14,308	3,845
Payable to related party	(447)	(5,186)
Accounts payable	1,017	1,989
Store closing accrual	(327)	(1,814)
Other operating assets and liabilities, net	(7,409)	(4,040)
Net cash used in operating activities	(597)	(9,243)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	949	—
Purchases of property and equipment	(575)	(2,270)
Net cash provided by (used in) investing activities	374	(2,270)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (payments) on senior ABL facility	1,600	(23,000)
Net borrowings (payments) of capital lease obligations	(32)	(13)
Proceeds from term loan agreement	—	40,000
Debt issuance costs	(195)	(1,588)
Net cash provided by financing activities	1,373	15,399
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,150	3,886
CASH AND CASH EQUIVALENTS—Beginning of period	15,110	10,402
CASH AND CASH EQUIVALENTS—End of period	$16,260	$14,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,144	$3,387
Cash paid for income taxes	$20	$877
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
Net loss	—	—	—	(9,369)	(9,369)
Cumulative effect adjustment from adoption of new revenue recognition standard	—	—	—	(2,119)	(2,119)
Balance at May 5, 2018	22,702	$227	$555,378	$(391,554)	$164,051

Balance at February 2, 2019	22,702	$227	$555,378	$(435,649)	$119,956
Net loss	—	—	—	(12,054)	(12,054)
Cumulative effect adjustment from adoption of new lease standard	—	—	—	(2,441)	(2,441)
Balance at May 4, 2019	22,702	$227	$555,378	$(450,144)	$105,461
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of May 4, 2019 the Company or its dealers and franchisees operated a total of 639 stores across 49 states, Puerto Rico, and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”

2012 Separation

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “2012 Separation”). The Company has specified rights to use the "Sears" name under a license agreement from Transform Holdco LLC (as assignee from Sears Holdings).

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended May 4, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "2018 10-K").

We operate through two segments--our Sears Hometown segment ("Hometown") and our Sears Outlet segment ("Outlet").

Our first fiscal-quarter end is the Saturday closest to April 30. For 2019 and 2018, our first fiscal quarters ended as follows:

Fiscal Year	First Quarter Ended	Weeks
2019	May 4, 2019	13
2018	May 5, 2018	13

Our fiscal year end is the Saturday closest to January 31. Our 2019 fiscal year will end February 1, 2020.

Unless otherwise stated, references to specific years and quarters in these notes are to fiscal years and fiscal quarters, respectively.

The Company's Merger Agreement with Transform Holdco LLC

The Company, Transform Holdco LLC (“Transform”), an affiliate of Edward S. Lampert (“ESL”), and Transform Merger Corporation, a wholly owned subsidiary of Transform (“Merger Subsidiary”), have entered into an Agreement and Plan of Merger dated as of June 1, 2019 (the “Merger Agreement”) pursuant to which Merger Subsidiary will merge with and into the Company (the “Merger”) after first affording the Company an opportunity for a specified period of time to sell the Company’s Sears Outlet and Buddy’s Home Furnishing Stores businesses (together, the “Outlet Segment”) to a third party. At the completion of the Merger, each share of the Company’s outstanding common stock not owned by ESL and his affiliates will be converted into the right to receive an amount in cash equal to $2.25 per share (the “Base Merger Consideration”), subject to an upward adjustment in the event a sale of the Outlet Segment (an “Outlet Sale”) has occurred that satisfies criteria specified in the Merger Agreement (the “Sale Criteria”).

The Sale Criteria include that (i) the Outlet Sale will result in net proceeds (after taking account of specified deductions, including transaction fees, expenses and taxes incurred by the Company in connection with the sale, and any excess net working capital transferred to the buyer of the Outlet Segment) to the Company of not less than $97.5 million (the “Outlet Sale Minimum Proceeds”),

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii) an Outlet Sale agreement is entered into with a third party buyer not later than August 24, 2019 (extendable by ten days in specified circumstances) and (iii) the Outlet Sale has been completed by October 23, 2019 (extendable by fifteen days in specified circumstances). The per share upward adjustment to the Base Merger Consideration, if any, will be calculated by dividing (i) the excess, if any, of the net proceeds received by the Company as a result of the Outlet Sale over the Outlet Sale Minimum Proceeds by (ii) the aggregate number of shares of Company common stock and unvested Company restricted stock units issued and outstanding as of the closing of the Merger. Under the terms of the Merger Agreement, Transform will have the opportunity to match the economic terms of any proposed Outlet Sale to a third party that is expected to result in net proceeds to the Company of less than $120 million The Merger is expected to close in the Company’s third fiscal quarter of 2019, subject to the satisfaction of specified closing conditions.

ESL, together with his affiliates, owns more than 58% of the outstanding shares of the Company’s common stock. The Merger Agreement was negotiated on behalf of the Company, and approved by, a special committee of the Company’s Board of Directors consisting of a director who is independent and disinterested.

The Company's Relationship with Sears Holdings and Transform

Subsequent to the 2012 Separation and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (together the “Operative Agreements”). During October 2018, Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by the Sears Holdings Companies, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies (together the “Sears Assets”), and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform on or about February 11, 2019.

Senior ABL Facility and Term Loan

The Company is party to an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $170 million (the “Senior ABL Facility”). The Company is also a party to a Term Loan Agreement with Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan”). See Note 9 Financing Arrangements. The Senior ABL Facility will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified "Separation Agreements" (which term is defined in the Senior ABL Facility to include specified Operative Agreements) unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. The Senior ABL Facility and the Term Loan Agreement each provides that the termination of "the Separation Agreements" is an event of default thereunder, which could result in all amounts outstanding becoming immediately due and payable. The Company and specified subsidiaries have entered into an Amendments Agreement dated March 12, 2019 with Transform and its subsidiaries party thereto, as assignees. The Amendments Agreement extends until February 1, 2023 the duration of those Separation Agreements that by their express terms would have expired on February 1, 2020 (October 11, 2022 with respect to the Shop Your Way Rewards Retail Establishment Agreement).

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

As a result of our inability to conclude at this time that the refinancing of the Senior ABL Facility and the Term Loan will occur before their February 2020 maturity dates, and due to the uncertain impact on our business and financial performance associated with ongoing operating losses in our Hometown segment, "substantial doubt" (as defined by the Accounting Evaluation Requirements) is deemed to exist about our ability to continue as a going concern for the purposes of the Accounting Evaluation Requirements. We note, however, that we expect we will complete the Merger in accordance with the Merger Agreement during the Company's fiscal third quarter of 2019 prior to the maturity of the Senior ABL Facility and the Term Loan.

The May 3, 2019 report of the Company's independent registered public accounting firm that accompanied the Consolidated Financial Statements included in the Annual Report on Form 10-K incorporated the firm's audit opinion, which expressed "Going Concern Uncertainty" (hereinafter the "Going Concern Uncertainty"). The Senior ABL Facility and the Term Loan Agreement provide that the Company's inability to obtain from the Company's independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility and the Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility and the Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

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

We recognize revenues from retail operations upon the transfer of control of goods to the customer. We satisfy our performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. We defer revenue for retail store and online transactions including commissions on extended-service plans, where we have received consideration but have not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. The balance of deferred revenue was $15.1 million and $11.9 million at May 4, 2019 and February 2, 2019, respectively. The change in deferred revenue represents additional revenue deferred during the first quarter of 2019. We recognize revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance. Commissions earned on services, and delivery and handling revenues are presented net of related costs because we are acting as an agent in arranging the services for the customer and do not control the services being rendered.

The Company accepts Transform's Sears gift cards as tender for purchases and is reimbursed weekly by Transform for gift cards tendered.

Refund Liability and Right of Return Asset

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The typical return period is 30 days. The refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of revenues. The refund liability was $2.9 million at May 4, 2019 and February 2, 2019. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. The right of return asset was $1.4 million at May 4, 2019 and February 2, 2019.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.

Cost of Sales and Occupancy

Cost of sales and occupancy is comprised principally of merchandise costs, warehousing and distribution (including receiving and store delivery) costs, retail store occupancy costs, home services and installation costs, warranty cost, royalties payable to Transform (as assignee from Sears Holdings) related to our sale of products branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks"), customer shipping and handling costs, vendor allowances, markdowns, and physical inventory losses. The KCD Marks are owned by, or licensed to, subsidiaries of Transform (as assignee from Sears Holdings).

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

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist. The Company was not required to measure any other significant non-financial asset or liability at fair value as of May 4, 2019.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements that are not yet effective and that we have not discussed in the 2018 10-K or below are either inapplicable to us or, if applicable, we do not expect that they will have a material impact on our consolidated results of operations, consolidated financial condition, or consolidated cash flows.

Recently Adopted Accounting Pronouncements

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", which establishes a right-of-use model and requires an entity that is a lessee to recognize the right-of-use assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as finance or operating, with classification affecting both the pattern and classification of expense recognition in the statements of earnings. This guidance was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2019-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. ASU No. 2016-02 and subsequent updates require a modified retrospective transition, with the cumulative effect of transition, including initial recognition of lease assets and liabilities for existing operating leases, as of (i) the effective date or (ii) the beginning of the earliest comparative period presented. These updates also provide a number of practical expedients for implementation which we are applying, as discussed below.

On February 3, 2019 (the "effective date"), we adopted ASU No. 2016-02 and subsequent updates, collectively referred to as Topic 842, using the modified retrospective transition method. In addition, we adopted the package of practical expedients in transition, which permits us to not reassess our prior conclusions pertaining to lease identification, lease classification and initial direct costs on leases that commenced prior to our adoption of the new standard. We also elected to treat the lease and non-lease components of leases as a single lease component and to exempt leases with an initial term of twelve months or less from balance sheet recognition.

As a result of adopting Topic 842, we recognized net operating right-of-use assets of $119.6 million and operating lease liabilities of $123.3 million on the effective date. Existing prepaid rent, accrued rent, and deferred rent were recorded as an offset to our gross operating lease right-of-use assets. The cumulative effect of the adoption resulted in a $2.4 million adjustment to the opening balance of retained earnings as of February 3, 2019. The standard did not have a material impact on our results of operations or cash flows.

NOTE 2—NET SALES

During the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, approximately 98% of our revenues were generated in the United States.

Net sales of merchandise and services for the 13 weeks ended were as follows:

	13 weeks ended
Thousands	May 4, 2019	May 5, 2018
Merchandise	$268,622	$351,978
Services	17,359	22,811
Other	5,091	6,492
Net sales	$291,072	$381,281

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—PROPERTY AND LEASES

Net Property and Equipment

Net property and equipment includes accumulated depreciation and amortization of $42.0 million as of May 4, 2019 and $40.8 million as of February 2, 2019.

Leases

We lease certain retail locations, office space, warehouse and distribution space and vehicles. While most of these leases are operating leases, certain vehicles are leased under finance leases. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A majority of our leases have remaining lease terms of one to ten years, typically with the option to extend the leases for up to five years. Some of our leases may include the option to terminate in less than five years. In the event we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the operating lease right-of-use asset and operating lease liability. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

Thousands	Balance Sheet Caption	May 4, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$112,683
Finance lease assets	Net property and equipment	702
Total lease assets		$113,385

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$33,200
Finance lease liabilities	Other current liabilities	331
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	83,197
Finance lease liabilities	Other long-term liabilities	371
Total lease liabilities		$117,099

The components of lease costs are as follows:

Thousands	Statement of Operations Caption	13 Weeks Ended May 4, 2019
Operating lease cost	Cost of sales and occupancy	$13,367
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	25
Interest on lease liabilities	Interest expense	5
Net lease cost		$13,397

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2016-02 requires that public companies use a secured incremental borrowing rate as the discount rate for present value of lease payments. Lease terms and discount rates are as follows:

Weighted Average Remaining Lease Term (Years)	May 4, 2019
Operating leases	3.9
Finance leases	2.7

Weighted Average Discount Rate:
Operating leases	11.1%
Finance leases	7.1%

The approximate future minimum lease payments under finance and operating leases at May 4, 2019 are as follows:

Fiscal Year (thousands)	Finance Leases	Operating Leases
2019	$231	$26,982
2020	387	37,840
2021	77	32,838
2022	42	23,464
2023	19	13,198
Thereafter	3	4,541
Total lease payments	759	138,863
Less imputed interest	57	22,466
Net Minimum Lease Payments	$702	$116,397

Capital lease obligations	702
Less Current Portion of Capital Lease Obligations	(331)
Long-term Capital Lease Obligations	$371

Note: Amounts presented do not include payments relating to immaterial leases excluded from the balance sheets as part of transition elections adopted upon implementation of Topic 842.

The approximate future minimum lease payments under capital and operating leases at February 2, 2019 were as follows:

Fiscal Year (thousands)	Capital Leases	Operating Leases
2019	$259	$39,292
2020	359	33,666
2021	21	26,523
2022	14	19,037
2023	5	9,486
Thereafter	—	4,374
Total lease payments	658	132,378
Less sublease income on leased properties	—	(3,036)
Net Minimum Lease Payments	$658	$129,342

Capital lease obligations	658
Less Current Portion of Capital Lease Obligations	(259)
Long-term Capital Lease Obligations	$399

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other lease information as follows:

Thousands	13 Weeks Ended May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$12,936
Operating cash flows - finance leases	32
Financing cash flows - finance leases	5
NOTE 4—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	May 4, 2019	May 5, 2018	February 2, 2019
Short-term franchisee receivables	$574	$1,147	$584
Miscellaneous receivables	10,803	12,484	11,916
Long-term franchisee receivables	1,305	7,366	1,422
Other assets	1,972	4,486	2,277
Allowance for losses on short-term franchisee receivables	(574)	(837)	(584)
Allowance for losses on long-term franchisee receivables	(1,305)	(4,620)	(1,422)
Net accounts and franchisee receivables and other assets	$12,775	$20,026	$14,193
NOTE 5—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following:

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
Allowance for losses on franchisee receivables, beginning of period	$2,006	$5,775
(Recoveries) provisions during the period	(63)	42
Write off of franchisee receivables	(64)	(360)
Allowance for losses on franchisee receivables, end of period	$1,879	$5,457
NOTE 6—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	May 4, 2019	May 5, 2018	February 2, 2019
Customer deposits	$15,025	$15,396	$12,826
Sales and other taxes	3,908	7,195	7,165
Accrued expenses	18,020	21,931	23,097
Payroll and related items	5,528	5,342	12,115
Store closing and severance costs	2,318	2,841	2,645
Total other current and long-term liabilities	$44,799	$52,705	$57,848

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—INCOME TAXES

SHO and Sears Holdings entered into a Tax Sharing Agreement that governs the rights and obligations of the parties with respect to pre-Separation and post-Separation tax matters. Under the Tax Sharing Agreement, Sears Holdings generally is responsible for any federal, state, or foreign income tax liability relating to tax periods ending on or before the 2012 Separation. For all periods after the 2012 Separation, the Company generally is responsible for any federal, state, or foreign tax liability. Current income taxes payable for any federal, state, or foreign income taxes are reported in the period incurred.

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 weeks ended May 4, 2019 and May 5, 2018, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the benefit of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss for the three years ended February 2, 2019. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income. On the basis of this analysis, management has established a full valuation allowance to offset the net deferred tax assets that are not expected to be realized. Management will continue to evaluate objective and subjective evidence for changes in circumstances that cause a change in judgment about the realizability of the deferred tax assets.

We file federal, state, and city income tax returns in the United States and foreign tax returns in Puerto Rico. The U.S. Internal Revenue Service ("IRS") has recently completed an audit of the Company's federal income tax return for the fiscal year ended January 30, 2016. Currently, the Company is under audit in one state for the years ended February 1, 2014 through January 28, 2017.
NOTE 8—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

See Note 1 for information regarding the Merger Agreement among the Company, Transform, and Merger Subsidiary.

According to publicly available information, ESL Investments, Inc. and its investment affiliates including Edward S. Lampert (together, "ESL") beneficially own more than 58% of our outstanding shares of common stock and control Transform and its subsidiaries.

The Operative Agreements, among other things, (1) govern specified aspects of our relationship with Transform (as assignee from Sears Holdings of the Operative Agreements), (2) establish terms under which subsidiaries of Transform are providing services to us, and (3) establish terms pursuant to which subsidiaries of Transform are obtaining merchandise inventories for us. The terms of the Operative Agreements were agreed to prior to the 2012 Separation (except for amendments entered into after the 2012 Separation that were approved by the Audit Committee of SHO's Board of Directors) in the context of a parent-subsidiary relationship and in the overall context of the 2012 Separation. The costs and allocations charged to the Company by Transform (Sears Holdings prior to mid-February 2019) do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. Prior to mid-February 2019 the Company had engaged in

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the Operative Agreements, the business relationships that are reflected in the Operative Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the Operative Agreements or, if addressed, in the past were, and with respect to Transform in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in the Company's best interests.

The following is a summary of the nature of the principle related-party transactions between SHO and Transform:

•
We are party to an agreement with Transform (as assignee from Sears Holdings) pursuant to which Sears Holdings consummated the 2012 Separation. The agreement, among other things, provided for as part of the 2012 Separation the allocation and transfer, through a series of intercompany transactions, of the assets and the liabilities comprising the Sears Hometown and Hardware and Sears Outlet businesses of Sears Holdings. In the agreement SHO and Transform agree to release each other from all pre-2012 Separation claims (other than with respect to the agreements executed in connection with the 2012 Separation) and each agrees to defend and indemnify the other with respect to its post-2012 Separation business.

•
We obtain a significant amount of our merchandise inventories from Transform. This enables us to take advantage of the amount and scope of Transform's purchasing activities. The Operative Agreements include an Amended and Restated Merchandising Agreement with subsidiaries of Transform (the "Merchandising Agreement") pursuant to which they (1) sell to us, with respect to certain specified product categories, Sears-branded products including KCD Products and vendor-branded products obtained from Transform's vendors and suppliers and (2) grant us licenses to use the trademarks owned by subsidiaries of Transform, or the "Sears marks," including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire on February 1, 2023, subject to one three-year renewal term with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and Hometown Store owners. The Operative Agreements also provide for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Transform's Shop Your Way program.

•
We obtain our merchandise from Transform and other vendors. Products which we acquired from Transform, including KCD Products and other products, accounted for approximately 52% and 64% of our total purchases of inventory from all vendors during the first quarter of 2019 and 2018, respectively. The loss of or a reduction in the amount of merchandise made available to us by Transform could have a material adverse effect on our business and results of operations.

•
Transform (as assignee from Sears Holdings) provides the Company with specified corporate services pursuant to the Operative Agreements. These services include tax, accounting, procurement, risk management and insurance, advertising and marketing, loss prevention, environmental, product and human safety, facilities, logistics and distribution, information technology (including the point-of-sale system used by the Company and our dealers and franchisees), online, payment clearing, and other financial, real estate management, merchandise-related and other support services. Transform charges the Company for these corporate services generally based on actual usage, a pro rata charge based upon sales, head count, or square footage, or a fixed fee or commission as agreed between the parties.

•
Transform (as assignee from Sears Holdings) has licensed the Company until October 11, 2029, on a royalty-free basis, to use under specified conditions (1) the name "Sears" in our corporate name and to promote our businesses and (2) the www.SearsOutlet.com (our license to use "SearsOutlet.com" on a web platform not operated by Transform will expire on February 1, 2023), www.searshomeapplianceshowroom.com, www.searshometownstores.com, and www.searshardwarestores.com domain names to promote our businesses. Also, Transform has licensed the Company until October 11, 2029, on an exclusive, royalty-free basis, under specified conditions to use for the purpose of operating our stores the names "Sears Appliance & Hardware," "Sears Authorized Hometown Stores," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware," and "Sears Outlet Store."

•
Transform (as assignee from Sears Holdings) has assigned to us leases for, or has subleased to us, many of the stores that we operate or that we have, in turn, subleased to franchisees. Generally, the terms of the subleases match the terms,

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including the payment of rent and expiration date, of the existing leases between Transform (or one of its subsidiaries) and the landlord. In addition, a small number of our stores are in locations where Transform currently operates one of its stores or a distribution facility. In such cases we have entered into a lease or sublease with Transform (or one of its subsidiaries) for the portion of the space in which our store will operate, and we pay rent directly to Transform on the terms negotiated in connection with the 2012 Separation. We also lease from Transform office space for our corporate headquarters.

•
SHO receives commissions from Transform for specified sales of merchandise made through www.sears.com and www.SearsOutlet.com, the sale of extended-service plans, delivery and handling services and relating to the use in our stores of credit cards branded with the Sears name. For certain transactions SHO pays a commission to Transform.

The Operative Agreements may be terminated by either party upon a material breach if the breaching party fails to cure such breach within 30 days following written notice of such breach or, if such breach is not curable, immediately upon delivery of notice of the non-breaching party’s intention to terminate.

The following table summarizes the results of the transactions with Transform (and with Sears Holdings during the period of February 3, 2019 through February 11, 2019) that are reflected in the Company’s condensed consolidated financial statements:

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
Net commissions	$10,569	$15,139
Purchases related to cost of sales and occupancy	105,869	191,652
Services included in selling and administrative expense	2,211	13,529

We incur payables to Transform (and incurred payables to Sears Holdings prior to mid-February 2019) for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the Operative Agreements.  Amounts due to or from Transform are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the Operative Agreements and at the request of Transform, the Company can pay invoices on two or three-day terms and receive a deduction on invoices for early–payment discounts of 43 basis points or 37 basis points, respectively. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Transform. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company.

We paid Seritage Growth Properties $0.1 million and $0.2 million for the 13 weeks ended May 4, 2019 and and May 5, 2018, respectively, for occupancy charges for properties we lease from Seritage. Edward S. Lampert is the Chairman of the Board of Trustees of Seritage.

NOTE 9—FINANCING ARRANGEMENTS

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified Separation Agreements unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. See Note 1 to these Condensed Consolidated Financial Statements. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $0.9 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of May 4, 2019 and are being amortized over the remaining term of the Senior ABL Facility.

As of May 4, 2019, we had $94.6 million outstanding under the Senior ABL Facility. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 4, 2019 was $21.9 million, with $7.2 million of letters of credit outstanding under the facility. Availability under the Senior ABL Facility may be reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of reserves against the borrowing base.

The principal terms of the Senior ABL Facility are summarized below. See Note 1 to these Condensed Consolidated Financial Statements and the 2018 10-K for additional information about the terms of our Senior ABL Facility, including conditions to borrowing.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 7.00% at May 4, 2019), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 9.00% at May 4, 2019), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors).  The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds or an event of default occurs, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that a fixed charge ratio, calculated on a trailing twelve-month

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basis, be not less than 1.0 to 1.0. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. The Company's ability to complete the Outlet Sale is subject to the consent of, or waiver by, the Senior ABL facility lenders.

Events of Default

The Senior ABL Facility includes customary and other events of default (upon which all amounts outstanding would become immediately due and payable) including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests and other Senior ABL Facility loan documents (including an agreement with the Company, Transform (as assignee from Sears Holdings), and the agents under the Senior ABL Facility and the Term Loan Agreement), material judgments, change of control, failure to perform a “Material Contract” (which includes specified Operative Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Transform of "the Separation Agreements” (which include specified Operative Agreements) and cessation of business activities in the ordinary course.

Recent Amendments

On May 3, 2019 the Company and the Senior ABL Facility lenders entered into a Waiver, Consent and First Amendment to Amended and Restated Credit Agreement (the “ABL Amendment”) with respect to the Senior ABL Facility. The ABL Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Senior ABL Facility) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Senior ABL Facility; (3) the lenders under the Senior ABL Facility waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lender under the Senior ABL Facility consent on a limited basis to the Loan Parties (as defined in the ABL Credit Agreement) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Senior ABL Facility.

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

Unamortized debt costs of $0.6 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of May 4, 2019 and are being amortized over the remaining term of the Term Loan.

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.56% at May 4, 2019) plus 8.50% per annum and (2) a minimum interest rate of 9.50% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

Covenants

The Term Loan Agreement includes a number of negative covenants that, among other things, limit or restrict the ability of the Company, the Borrowers, and the Company’s other subsidiaries to, subject to exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, or change the nature of the business. In addition, upon excess availability falling below a specified level or the occurrence of an event of default the Company would be subject to a cash dominion requirement. The Term Loan Agreement also provides that the Borrowers will not permit availability under the Term Loan Agreement and the Senior ABL Facility to be less than 10% of a combined loan cap. The Company's ability to complete the Outlet Sale is subject to the consent of, or waiver by, the Term Loan lenders.

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

Events of Default

The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein and other Term Loan loan documents (including an agreement with the Company, Transform (as assignee from Sears Holdings), and the agents under the Senior ABL Facility and the Term Loan Agreement)), material judgments, change of control, and failure to perform a “Material Contract” (which includes specified Operative Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Transform of "the Separation Agreements” (which include specified Operative Agreements) and cessation of business activities in the ordinary course.

Recent Amendments

On May 3, 2019 the Company and the Term Loan lenders entered into a Waiver, Consent and First Amendment to Term Loan Credit Agreement (the “Term Loan Amendment”) with respect to the Term Loan. The Term Loan Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

occurs if the Permitted Holders (as defined in the Term Loan) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Term Loan; (3) the lenders under the Term Loan waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lenders under the Term Loan consent on a limited basis to the Loan Parties (as defined in the Term Loan) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Term Loan.

NOTE 10—SUMMARY OF SEGMENT DATA
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

	13 Weeks Ended May 4, 2019
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$116,554	$98,471	$215,025
Lawn and garden	31,625	5,243	36,868
Tools	13,460	3,128	16,588
Other	7,837	14,754	22,591
Total	169,476	121,596	291,072
Costs and expenses
Cost of sales and occupancy	141,253	87,789	229,042
Selling and administrative	41,126	26,417	67,543
Depreciation and amortization	1,161	1,099	2,260
Loss on sale of assets	—	52	52
Total	183,540	115,357	298,897
Operating (loss) income	$(14,064)	$6,239	$(7,825)
Total assets	$225,612	$209,528	$435,140
Capital expenditures	$482	$93	$575

	13 Weeks Ended May 5, 2018
Thousands	Hometown	Outlet	Total
Net sales
Appliances	$172,560	$105,375	$277,935
Lawn and garden	48,465	4,786	53,251
Tools	19,153	3,149	22,302
Other	13,526	14,267	27,793
Total	253,704	127,577	381,281
Costs and expenses
Cost of sales and occupancy	198,728	95,075	293,803
Selling and administrative	65,010	25,469	90,479
Depreciation and amortization	1,324	1,284	2,608
Total	265,062	121,828	386,890
Operating (loss) income	$(11,358)	$5,749	$(5,609)
Total assets	$289,035	$121,659	$410,694
Capital expenditures	$1,918	$352	$2,270

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

NOTE 12— LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing net loss by the weighted average number of common shares outstanding for each period. Diluted income per common share also includes the dilutive effect of potential common shares. In the periods where the Company records a net loss the diluted per share amount is equal to the basic per share amount.

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended
Thousands except income per common share	May 4, 2019	May 5, 2018
Basic weighted average shares	22,702	22,702
Diluted weighted average shares	22,702	22,702
Net loss	$(12,054)	$(9,369)

Loss per common share:
Basic	$(0.53)	$(0.41)
Diluted	$(0.53)	$(0.41)

NOTE 13—EQUITY

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

During 2017 the Company granted a total of 262,788 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting dates. As of May 4, 2019, 47,805 of these stock units had been forfeited and 149,748 had vested. The remaining 65,235 stock units will vest, if at all, on January 30, 2020 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. As of May 4, 2019, 25,074 of these stock units had been forfeited and 116,224 had vested. The remaining 220,095 stock units will vest, if at all, in two substantially equal installments on January 30, 2020 and 2021 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On February 20, 2019 the Company granted a total of 492,758 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. As of May 4, 2019, 5,170 of these stock units had been forfeited. The remaining 487,588 stock units will vest, if at all, in three substantially equal installments on February 20, 2020, February 20, 2021 and February 20, 2022 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The stock units referred to above in this Note 13, which were, and are, payable solely in cash based on the Nasdaq closing price of our common stock at the applicable vesting dates, do not constitute outstanding shares of the Company's common stock. The recipients of the stock unit grants have, with respect to their stock units, no rights to receive the Company's common stock or other securities of the Company, no rights as a stockholder of the Company, no dividend rights, and no voting rights.

We are authorized to grant stock options and to make other awards (in addition to stock units) to eligible participants pursuant to the Plan. The Company has made no stock-option awards under the Plan. We do not currently have a broad-based program that provides for awards under the Plan on an annual basis.

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the 13 weeks ended May 4, 2019 no stock-based compensation expense was recorded.

During the 13 weeks ended May 4, 2019 and May 5, 2018, we recorded $0.3 million and $0.2 million, respectively, in compensation cost related to the then-outstanding stock units, which are included in Selling and administrative expenses in the consolidated condensed statements of operations and Other current liabilities in the consolidated condensed balance sheets. At May 4, 2019 we had $1.2 million in total estimated unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over the next approximately 2.75 years.

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
At May 4, 2019, we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of May 4, 2019.

NOTE 14—STORE CLOSING CHARGES

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

Accelerated (prior to lease expiration) store closure costs for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended May 4, 2019	$76	$5,146	$—	$340	$5,562
13 weeks ended May 5, 2018	$79	$—	$—	$—	$79

(1)
Recorded within cost of sales and occupancy in the Condensed Consolidated Statements of Operations. Lease termination costs are net of estimated sublease income, and include the reversal of closed store reserves when a lease agreement is terminated for an amount less than the remaining reserve established for the store.

(2)	Recorded within depreciation and amortization in the Condensed Consolidated Statements of Operations.
(3)	Recorded within selling and administrative in the Condensed Consolidated Statements of Operations.

Closed Store Reserves

The store closing reserves included within other current liabilities in the Condensed Consolidated Balance Sheets, consists of the following:

Thousands	May 4, 2019	May 5, 2018
Store closing and severance costs reserve, beginning of period	$2,633	$4,655
Store closing costs	2,145	79
Payments/utilization	(2,460)	(1,893)
Store closing and severance costs reserve, end of period	$2,318	$2,841

NOTE 15—SUBSEQUENT EVENT

See Note 1 for information regarding the Merger Agreement among the Company, Transform, and Merger Subsidiary.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "2018 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in the 2018 10-K for discussions of the uncertainties and the risks to which forward-looking statements are subject. Those uncertainties and risks could also have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown businesses, given their dependence on purchasing KENMORE® and CRAFTSMAN® branded merchandise and other merchandise from Transform Holdco LLC).

Merger Agreement with Transform Holdco LLC

The Company, Transform Holdco LLC (“Transform,” which is controlled by, and an affiliate of, Edward S. Lampert (“ESL”)), and Transform Merger Corporation, a wholly owned subsidiary of Transform (“Merger Subsidiary”), has entered into an Agreement and Plan of Merger dated as of June 1, 2019 (the “Merger Agreement”) pursuant to which Merger Subsidiary will merge with and into the Company (the “Merger”) after first giving the Company an opportunity for a specified period of time to sell the Company’s Sears Outlet and Buddy’s Home Furnishing Stores businesses (together, the “Outlet Segment”) to a third party. At the completion of the Merger, each share of the Company’s outstanding common stock not owned by ESL and his affiliates will be converted into the right to receive an amount in cash equal to $2.25 per share (the “Base Merger Consideration”), subject to a upward adjustment in the event a sale of the Outlet Segment (an “Outlet Sale”) has occurred that satisfies criteria specified in the Merger Agreement (the “Sale Criteria”).

The Sale Criteria include that (i) the Outlet Sale will result in net proceeds (after taking account of specified deductions, including transaction fees, expenses and taxes incurred by the Company in connection with the sale, and any excess net working capital transferred to the buyer of the Outlet Segment) to the Company of not less than $97.5 million (the “Outlet Sale Minimum Proceeds”), (ii) an Outlet Sale agreement is entered into with a third party buyer not later than August 24, 2019 (extendable by ten days in specified circumstances) and (iii) the Outlet Sale has been completed by October 23, 2019 (extendable by fifteen days in specified circumstances).

The per share upward adjustment to the Base Merger Consideration, if any, will be calculated by dividing (i) the excess, if any, of the net proceeds received by the Company as a result of the Outlet Sale over the Outlet Sale Minimum Proceeds by (ii) the aggregate number of shares of Company common stock and unvested Company restricted stock units issued and outstanding as of the closing of the Merger.

Under the terms of the Merger Agreement, Transform will have the opportunity to match the economic terms of any proposed Outlet Sale to a third party that is expected to result in net proceeds to the Company of less than $120.0 million.

ESL, together with his affiliates, currently owns more than 58% of the outstanding shares of the Company’s common stock. The Merger Agreement was negotiated on behalf of the Company, and approved by, a special committee of the Company’s Board of Directors consisting of a director who is independent and disinterested.

The Merger is expected to close in the Company’s third fiscal quarter of 2019, subject to the satisfaction of specified closing conditions.

The Company's Relationship with Sears Holdings and Transform

Subsequent to the 2012 Separation and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (together the “Operative Agreements”). During October 2018 Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code (the "Sears Holdings Bankruptcy Proceedings"). The Company, which is not a subsidiary of Sears Holdings, is not included

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

in the bankruptcy petitions filed by the Sears Holdings Companies, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Bankruptcy Proceedings Transform acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies (together the “Sears Assets”), and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform on or about February 11, 2019. See Note 1 and Note 8 to the Condensed Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q and “Cautionary Statements Regarding Forward-Looking and Other Information” in "Analysis of Financial Condition" in this Item 2.

Executive Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of May 4, 2019, we or our dealers and franchisees operated a total of 639 stores across 49 states, Puerto Rico, and Bermuda. In the first quarter, the Company completed the closure of 38 stores of which 24 stores began inventory liquidations during the fourth quarter of fiscal 2018 and an additional 14 stores began and completed inventory liquidations during the first quarter of 2019. We initiated the closure of an additional 33 Hometown stores during the first quarter that were in the process of closing as of May 4, 2019. Related store closing charges were recorded during the first quarter.

In addition to merchandise, we provide our customers with access to a suite of services, including home delivery, installation, and extended service contracts as well as access to financing through credit card and leasing programs made available by unaffiliated providers. The extended service contracts we currently offer are issued by Transform or its third-party service provider. During the third quarter of our 2018 fiscal year the extended service contracts we offered were issued by Sears Holdings, and its ability to issue extended service contracts was suspended for a portion of fiscal October by regulators in 33 states and Puerto Rico due to the Sears Holdings Bankruptcy Proceedings. During the suspension period we were unable to offer and sell extended service contracts issued by Sears Holdings.

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

As of May 4, 2019 Hometown consisted of 513 stores as follows:

•
471 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products.

•
13 Sears Hardware Stores—Stores that carry Craftsman brand tools and lawn and garden equipment, DieHard brand batteries, and a wide assortment of other national brands and other home improvement products along with a selection of Kenmore and other national brands of home appliances.

•	21 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.

•
8 Buddy's Home Furnishings Stores - Stores where we are a franchisee, enabling us to benefit from Buddy's expertise and systems infrastructure in the rent-to-own business in which we own the inventory that we rent to our customers.

As of May 4, 2019, Hometown consisted of 469 dealer-operated stores, 17 franchisee-operated stores, and 27 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and services.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

As of May 4, 2019, four of the 126 Outlet stores were operated by franchisees and the rest were operated by the Company.

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

Merchandise Subsidies and Cash Discounts from Transform

In accordance with our Amended and Restated Merchandising Agreement with subsidiaries of Transform (as assignees from Sears Holdings), SHO receives specified portions of merchandise subsidies collected by Transform (Sears Holdings prior to February 11, 2019) from merchandise vendors and specified portions of cash discounts earned by Transform as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the first quarter of 2019 Vendor Funds were lower compared to the first quarter of 2018 and SHO's portion of the collected Vendor Funds during the first quarter of 2019 were approximately $5.6 million lower than SHO's portion for the first quarter of 2018. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Transform will not decline, stay the same, or increase, we expect our portion will continue to decline in 2019 due to an expected increase in our proportion of purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Transform were to decline to a significantly greater extent than SHO's purchases through Transform, SHO's results of operations could be adversely affected to a material extent.

Hometown Segment Profitability Outlook

Hometown segment sales consisted of Kenmore-branded home appliances and Craftsman-branded lawn and garden merchandise and tools.

Of Hometown segment total sales, 62% of 2018 fiscal year sales and 56% of first quarter 2019 fiscal sales consisted of Kenmore-branded home appliances and Craftsman-branded lawn and garden merchandise and tools. Until mid-February 2019 we acquired this merchandise exclusively from Sears Holdings and since that time we have been acquiring this merchandise exclusively from Transform. We do not have rights to acquire KCD-branded merchandise from other vendors. Availability to the Company of Kenmore and Craftsman-branded merchandise significantly declined during the period leading up to the Sears Holdings bankruptcy filings in October 2018. Availability of Kenmore and Craftsman-branded merchandise was slow to recover following the filings but did recover to some extent. However, since mid-February 2019 availability of Kenmore and Craftsman-branded merchandise has again declined.

The Hometown segment has experienced multiple successive years of operating losses that have continued, and are continuing, to worsen. For the Company's 2014 fiscal year the Hometown segment’s operating loss was $11.9 million, excluding the impact of goodwill impairment. The segment’s operating losses have grown each year since then, and the segment suffered an operating loss for our 2018 fiscal year of $58.3 million and an operating loss of $14.1 million for the first fiscal quarter of 2019. In part this

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

is due to growing supply-chain cost increases and the Craftsman and Kenmore merchandise availability issues. These cost increases and merchandise availability issues have, and will continue to have, a disproportionately adverse impact on the Hometown segment. We believe that these cost increases and Kenmore and Craftsman availability issues are unlikely to improve in the near term. We believe that the Hometown segment likely will continue to experience operating losses during our 2019 fiscal year. Our expectation is that reuniting our Hometown segment stores with Transform’s Sears full-line stores as a direct result of the Merger likely will result in a more consistent customer experience across Sears-branded storefronts, generate higher total revenues, and leverage efficiencies of scale to improve costs and margins, all of which could lead to improved profitability for the Hometown segment’s dealers and franchisees. We have begun planning to ensure that, post-Merger, our dealer network is in a position to seek to leverage the best of Transform’s unique brands, services, and online capabilities to bring additional value to customers of the Hometown segment.

Home Office Overhead Allocation

Since the 2012 Separation we have included an allocation of Home Office overhead expenses in selling and administrative expenses for Hometown and Outlet. Home Office overhead expenses are primarily comprised of corporate headquarters payroll, benefits, and other costs and include charges related to our Services Agreement with Sears Holdings. In the first quarter of 2019 we adjusted the allocation of these Home Office overhead expenses between Hometown and Outlet to reflect our expected allocation of resources between Hometown and Outlet during the 2019 fiscal year. For the first quarter of 2019, had the allocation weighting been similar to the prior year, an additional $1.2 million of Home Office overhead expenses would have been allocated to Hometown's selling and administrative expenses. Since the 2015 fiscal year we have reevaluated the allocation of Home Office overhead expenses on an annual basis.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the 13 weeks ended May 4, 2019 and May 5, 2018.

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
NET SALES	$291,072	$381,281
COSTS AND EXPENSES
Cost of sales and occupancy	229,042	293,803
Selling and administrative	67,543	90,479
Selling and administrative expense as a percentage of net sales	23.2%	23.7%
Depreciation and amortization	2,260	2,608
Loss on sale of assets	52	—
Total costs and expenses	298,897	386,890
Operating loss	(7,825)	(5,609)
Interest expense	(3,970)	(3,452)
Other income	9	100
Loss before income taxes	(11,786)	(8,961)
Income tax expense	(268)	(408)
NET LOSS	$(12,054)	$(9,369)

Gross Margin	$62,030	$87,478
Margin rate	21.3%	22.9%

Comparable Store Sales

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

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

Net Loss

We recorded a net loss of $12.1 million for the first quarter of 2019 compared to a net loss of $9.4 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed below in this Item 2.

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

On a limited number of occasions the Company has permitted the accelerated closing by dealers and franchisees of their under-performing stores in an effort to improve profitability and make the most productive use of capital. Under-performing stores typically close during the normal course of business at the termination of a lease or expiration of a franchise or dealer agreement and, as a result, do not have significant future lease, severance, or other non-recurring store-closing costs. When we close a significant number of stores or close them on an accelerated basis (closing prior to lease termination or expiration), the Company excludes the associated costs of the closings from adjusted EBITDA.

The following table presents a reconciliation of adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
Net loss	$(12,054)	$(9,369)
Income tax expense	268	408
Other income	(9)	(100)
Interest expense	3,970	3,452
Operating loss	(7,825)	(5,609)
Depreciation and amortization	2,260	2,608
Loss on sale of assets	52	—
(Recovery of) provision for franchisee note losses, net of recoveries	(63)	42
IT transformation investments	4,219	5,743
Accelerated closure of under-performing stores	5,562	79
Adjusted EBITDA	$4,205	$2,863

13-Week Period Ended May 4, 2019 Compared to the 13-Week Period Ended May 5, 2018

Net Sales

Net sales in the first quarter of 2019 decreased $90.2 million, or 23.7%, to $291.1 million from the first quarter of 2018. This decrease was driven primarily by the impact of closed stores (net of new store openings) and by a 8.9% decrease in comparable store sales. Comparable store sales were down 13.2% in Hometown and down 2.0% in Outlet. The tools category outperformed the average comparable store sales and the home appliances, lawn and garden, and mattress categories underperformed the average.

Gross Margin

Gross margin was $62.0 million, or 21.3% of net sales, in the first quarter of 2019 compared to $87.5 million, or 22.9% of net sales, in the first quarter of 2018. The decrease in gross margin rate was primarily driven by higher accelerated store closing costs ($5.2 million in the first quarter of 2019 compared to $0.1 million in the first quarter of 2018) and higher occupancy costs as a percentage of sales partially offset by higher margin on merchandise sales. The combined impact of accelerated store closing costs and occupancy on the gross margin rate was an decrease of 714 basis points in the first quarter of 2019 and a reduction of 428 basis points in the first quarter of 2018.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $67.5 million, or 23.2% of net sales, in the first quarter of 2019 from $90.5 million, or 23.7% of net sales, in the prior-year comparable quarter. The dollar decrease was primarily due to lower expenses from stores closed (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, lower marketing expense, and lower IT transformation investments. IT transformation investments were $4.2 million, or 1.4% of sales, in the first quarter of 2019 compared to $5.7 million, or 1.5% of sales, in the first quarter of 2018.

Operating Loss

We recorded operating losses of $7.8 million and $5.6 million during the first quarters of 2019 and 2018, respectively. The increase in operating loss was due to lower volume and a lower gross margin rate (including the impact of accelerated store closing costs), partially offset by lower selling and administrative expenses.

Income Taxes

Income tax expense of $0.3 million and $0.4 million was recorded in the first quarters of 2019 and 2018, respectively. The effective tax rate was (2.27)% in the first quarter of 2019 and (4.55)% in the first quarter of 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Net Loss

We recorded a net loss of $12.1 million for the first quarter of 2019 compared to a net loss of $9.4 million for the prior-year comparable quarter. The increase in our net loss was primarily attributable to the factors discussed above.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Business Segment Results

Hometown

Hometown results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 4, 2019	May 5, 2018
NET SALES	$169,476	$253,704
Comparable store sales %	(13.2)%	(11.6)%
COSTS AND EXPENSES
Cost of sales and occupancy	141,253	198,728
Selling and administrative	41,126	65,010
Selling and administrative expense as a percentage of net sales	24.3%	25.6%
Depreciation and amortization	1,161	1,324
Total costs and expenses	183,540	265,062
Operating loss	$(14,064)	$(11,358)

Gross margin dollars	28,223	54,976
Margin rate	16.7%	21.7%

Total Hometown stores	513	752

13-Week Period ended May 4, 2019 Compared to the 13-Week Period Ended May 5, 2018

Net Sales

Hometown net sales in the first quarter of 2019 decreased $84.2 million, or 33.2%, to $169.5 million from the first quarter of 2018. The decrease was primarily due to the impact of closed stores and a 13.2% decrease in comparable store sales. The tools, lawn and garden, and home appliances categories outperformed the average comparable store sales for the quarter. The mattress categories underperformed the average.

Gross Margin

Gross margin was $28.2 million, or 16.7% of net sales, in the first quarter of 2019 compared to $55.0 million, or 21.7% of net sales, in the first quarter of 2018. The decrease in gross margin rate was primarily driven by higher accelerated store closing costs (a $5.2 million charge in the first quarter of 2019 compared to a $0.2 million charge in the first quarter of 2018) and lower margin on merchandise sales. Higher freight costs, as a result of reduced economies of scale in Hometown, contributed to the lower margin on merchandise sales. The impact of accelerated store closing costs on the gross margin rate was a reduction of 308 basis points in the first quarter of 2019 and a reduction of 9 basis points in the first quarter of 2018.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $41.1 million, or 24.3% of net sales, in the first quarter of 2019 from $65.0 million, or 25.6% of net sales, in the prior-year comparable quarter. The decrease was primarily due to lower expenses from stores closed (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, lower marketing expense, reduced IT transformation costs, and a lower home office overhead allocation. IT transformation investments were $2.4 million, or 1.4% of net sales, in the first quarter of 2019 compared to $4.0 million, or 1.6%, of net sales, in the first quarter of 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Operating Loss

We recorded operating losses of $14.1 million and $11.4 million in the first quarters of 2019 and 2018, respectively. The increase in operating loss was due to lower volume and a lower gross margin rate (including the impact of accelerated store closing costs), partially offset by lower selling and administrative expenses.

Adjusted EBITDA

The following table presents a reconciliation of our Hometown segment's adjusted EBITDA to operating loss, the most comparable GAAP measure for our Hometown segment, for each of the periods indicated:

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
Operating loss	$(14,064)	$(11,358)
Depreciation and amortization	1,161	1,324
Recoveries of franchisee note losses	(41)	(57)
IT transformation investments	2,421	3,976
Accelerated closure of under-performing stores	5,562	221
Adjusted EBITDA	$(4,961)	$(5,894)

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Outlet

Outlet results and key statistics were as follows:

	13 Weeks Ended
Thousands, except for number of stores	May 4, 2019	May 5, 2018
NET SALES	$121,596	$127,577
Comparable store sales %	(2.0)%	(8.3)%
COSTS AND EXPENSES
Cost of sales and occupancy	87,789	95,075
Selling and administrative	26,417	25,469
Selling and administrative expense as a percentage of net sales	21.7%	20.0%
Depreciation and amortization	1,099	1,284
Loss on sale of assets	52	—
Total costs and expenses	115,357	121,828
Operating income	$6,239	$5,749

Gross margin	$33,807	$32,502
Margin rate	27.8%	25.5%

Total Outlet stores	126	130

13-Week Period ended May 4, 2019 Compared to the 13-Week Period Ended May 5, 2018

Net Sales

Outlet net sales in the first quarter of 2019 decreased $6.0 million, or 4.7%, to $121.6 million from the first quarter of 2018. This decrease was driven primarily by a 2.0% decrease in comparable store sales and a lower store count. The furniture, tools, and lawn and garden categories outperformed the average comparable store sales. The mattress and home appliances categories underperformed the average.

Gross Margin

Gross margin was $33.8 million, or 27.8% of net sales, in the first quarter of 2019 compared to $32.5 million, or 25.5% of net sales, in the first quarter of 2018. The increase in gross margin rate was primarily driven by higher margin on merchandise sales partially offset by higher occupancy costs as a percent of sales.

Selling and Administrative Expenses

Selling and administrative expenses increased to $26.4 million, or 21.7% of net sales, in the first quarter of 2019 from $25.5 million, or 20.0% of net sales, in the prior-year comparable quarter. The increase was primarily due to a higher home office overhead allocation of $1.2 million. IT transformation investments were $1.8 million, or 1.5% of net sales, in the first quarter of 2019 compared to $1.8 million, or 1.4% of net sales, in the first quarter of 2018.

Loss on Sale of Assets

During the first quarter of 2019, we completed the sale of our property in North Windham, Connecticut. Net proceeds from the sale were $0.9 million and we recorded a $0.1 million loss on the sale.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Operating Income

We recorded operating income of $6.2 million and $5.7 million in the first quarter of 2019 and 2018, respectively. The increase in operating income was primarily due to a higher gross margin rate, partially offset by lower volume and higher selling and administrative expenses.

Adjusted EBITDA

The following table presents a reconciliation of our Outlet segment's adjusted EBITDA to operating income, the most comparable GAAP measure for our Outlet segment, for each of the periods indicated:

	13 Weeks Ended
Thousands	May 4, 2019	May 5, 2018
Operating income	$6,239	$5,749
Depreciation and amortization	1,099	1,284
Loss on sale of assets	52	—
(Recoveries of) provision for franchisee note losses, net of recoveries	(22)	99
IT transformation investments	1,798	1,767
Accelerated closure of under-performing stores	—	(142)
Adjusted EBITDA	$9,166	$8,757

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Adjusted EBITDA" in this Item 2 regarding why we believe that presentation of adjusted EBITDA, a non-GAAP financial measure, provides useful information to investors regarding the Company's financial condition and results of operations and how we use adjusted EBITDA.

Analysis of Financial Condition

Cash and Cash Equivalents

We had cash and cash equivalents of $16.3 million as of May 4, 2019, $15.1 million as of February 2, 2019, and $14.3 million as of May 5, 2018.

For the first quarter of 2019 we funded ongoing operations primarily with cash provided by financing activities. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, capital expenditures, and other general corporate needs.

Cash Flows from Operating Activities

Cash used in operating activities was $0.6 million as compared to $9.2 million for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The increase of $8.6 million in operating cash flow was primarily due to a reduction in inventory, net of payables.

Total merchandise inventories were $263.0 million at May 4, 2019, $332.4 million at May 5, 2018, and $277.3 million at February 2, 2019. Merchandise inventories declined $70.2 million in Hometown and increased $0.8 million in Outlet from May 5, 2018. The decrease in Hometown was primarily due to store closures in addition to efforts to reduce non-productive inventory. Outlet's increase was primarily driven by increased availability in refrigeration and home appliances and continued growth in furniture.

We obtain our merchandise through agreements with subsidiaries of Transform and with other vendors. Merchandise (including Kenmore, Craftsman, DieHard, and other merchandise) acquired from subsidiaries of Transform (from Sears Holdings prior to February 12, 2019) accounted for approximately 52% of total purchases of all inventory from all vendors in the first quarter of 2019. The loss of, or a material reduction in the amount of, merchandise made available to us by Transform could have a material adverse effect on our business and results of operations. See also Note 1 to the Condensed Consolidated Financial Statements," and "Cautionary Statements Regarding Forward-Looking and Other Information," in this Quarterly Report on Form 10-Q.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Our merchandise-vendor arrangements generally are not long-term (except for our Amended and Restated Merchandising Agreement with Transform, which terminates on February 1, 2023) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors, especially with respect to merchandise inventory to be sold by Outlet. If we fail to maintain our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, and if we cannot acquire new vendors of merchandise inventory to be sold by Outlet, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.4 million for the 13 weeks ended May 4, 2019 as compared to cash used in investing activities of $2.3 million for the 13 weeks ended May 5, 2018 primarily due to a decrease in capital expenditures net of proceeds from the sale of assets.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.4 million for the 13 weeks ended May 4, 2019 compared to cash provided by financing activities of $15.4 million during the 13 weeks ended May 5, 2018. The decrease of $14.0 million was primarily due to an increase of $24.6 million in 2019 net borrowings under the Senior ABL Facility partially offset by the Term Loan proceeds of $40.0 million in 2018.

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified Separation Agreements unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. See Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $0.9 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of May 4, 2019 and are being amortized over the remaining term of the Senior ABL Facility.

As of May 4, 2019, we had $94.6 million outstanding under the Senior ABL Facility, which approximated the fair value of these borrowings. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of May 4, 2019 was $21.9 million, with $7.2 million

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

of letters of credit outstanding under the facility. Availability under the Senior ABL Facility may be reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of reserves against the borrowing base.

The principal terms of the Senior ABL Facility are summarized below. See Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and the 2018 10-K for additional information about the terms of our Senior ABL Facility, including conditions to borrowing.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 7.00% at May 4, 2019), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 9.00% at May 4, 2019), and in each case based on availability under the Senior ABL Facility.

Customary fees are payable in respect of the Senior ABL Facility, including letter of credit fees and commitment fees.

Covenants

The Senior ABL Facility includes a number of negative covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries (including the guarantors) to, subject to certain exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, and change the nature of the business of the Company and its subsidiaries (including the guarantors). The Senior ABL Facility also imposes various other requirements, which take effect if availability falls below designated thresholds or an event of default occurs, including a cash dominion requirement with additional borrowing base reporting requirements in addition to a requirement that a fixed charge ratio, calculated on a trailing twelve-month basis, be not less than 1.0 to 1.0. The Senior ABL Facility also contains affirmative covenants, including financial and other reporting requirements. The Company's ability to complete the Outlet Sale is subject to the consent of, or waiver by, the Senior ABL facility lenders.

Events of Default

The Senior ABL Facility includes customary and other events of default (upon which all amounts outstanding would become immediately due and payable) including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, and other Senior ABL Facility loan documents (including an agreement with the Company, Transform, and the agents under the Senior ABL Facility and the Term Loan Agreement) material judgments, change of control, failure to perform a “Material Contract” (which includes specified Operative Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

as a result of rejection in an insolvency proceeding) by Transform of "the Separation Agreements” (which include specified Operative Agreements) and cessation of business activities in the ordinary course.

Recent Amendments

On May 3, 2019 the Company and the Senior ABL Facility lenders entered into a Waiver, Consent and First Amendment to Amended and Restated Credit Agreement (the “ABL Amendment”) with respect to the Senior ABL Facility. The ABL Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Senior ABL Facility) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Senior ABL Facility under specified circumstances; (3) the lenders under the Senior ABL Facility waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lender sunder the Senior ABL Facility consent on a limited basis to the Loan Parties (as defined in the ABL Credit Agreement) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Senior ABL Facility.

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

Unamortized debt costs of $0.6 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of May 4, 2019 and are being amortized over the remaining term of the Term Loan.
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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.56% at May 4, 2019) plus 8.5% per annum and (2) a minimum interest rate of 9.5% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

Covenants

The Term Loan Agreement includes a number of negative covenants that, among other things, limit or restrict the ability of the Company, the Borrowers, and the Company’s other subsidiaries to, subject to exceptions, incur additional indebtedness (including guarantees), grant liens, make investments, make dividends or other distributions with respect to, or repurchase, the Company’s capital stock, make prepayments on other indebtedness, engage in mergers, or change the nature of the business. In addition, upon excess availability falling below a specified level or the occurrence of an event of default the Company would be subject to a cash dominion requirement. The Term Loan Agreement also provides that the Borrowers will not permit availability under the Term Loan Agreement and the Senior ABL Facility to be less than 10% of a combined loan cap. The Company's ability to complete the Outlet Sale is subject to the consent of, or waiver by, the Term Loan lenders.

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

Events of Default

The Term Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties in any material respect, cross default to the Senior ABL Facility and other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of the Term Loan Agreement and the other related loan documents (including the guarantees or security interests provided therein and other Term Loan documents (including an agreement with the Company, Sears Holdings, and the agents under the Senior ABL Facility and the Term Loan Agreement)), material judgments, change of control, and failure to perform a “Material Contract” (which includes specified Operative Agreements) to the extent required to maintain it in full force and effect, failure to enforce a Material Contract in accordance with its terms, or termination (including as a result of rejection in an insolvency proceeding) by Sears Holdings of "the Separation Agreements” (which include specified Operative Agreements) and cessation of business activities in the ordinary course.

Recent Amendments

On May 3, 2019 the Company and the Term Loan lenders entered into a Waiver, Consent and First Amendment to Term Loan Credit Agreement (the “Term Loan Amendment”) with respect to the Term Loan. The Term Loan Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Term Loan) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Term Loan under specified circumstances; (3) the lenders under the Term Loan waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lenders sunder the Term Loan consent on a limited basis to the Loan Parties (as defined in the Term Loan) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Term Loan.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

Uses and Sources of Liquidity

As of May 4, 2019, we had cash and cash equivalents of $16.3 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility through maturity in February 2020 will be sufficient to meet our anticipated liquidity needs. See Note 1 in reference to the Senior ABL Facility and the Term Loan and the Merger Agreement.

The Senior ABL Facility and the Term Loan Agreement provide that the Company's ability to obtain from its independent registered public accounting firm a report and opinion that "shall not be subject to any 'going concern' or like qualification or exception" constitutes an event of default, which would give the Senior ABL Facility and Term Loan Agreement lenders the right to accelerate the maturity of all outstanding loans, among other actions. The Senior ABL Facility and the Term Loan Agreement lenders have waived through October 31, 2019 any default resulting from the Going Concern Uncertainty.

Capital lease obligations as of May 4, 2019 and May 5, 2018 were $0.6 million.

Off-Balance Sheet Arrangements

As of May 4, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

IT Transformation

During 2015 we entered into a Master Services Agreement, as amended, with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Sears Holdings to new business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “IT transformation”). We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Transform.

We continue~~d~~ to make progress toward the full-scale deployment of our new information technology and operating systems during the first quarter of 2019.  At the end of the quarter, the majority of the functionality had been put into production and we have been focused on evaluating and optimizing system performance in our pilot stores.  As expected, we successfully expanded our implementation of the POS and ERP systems into 6 additional Outlet distribution facilities and the associated network of stores that are serviced by these facilities. We now have a total of 76 Outlet stores completely migrated onto the NetSuite platform and these locations are operating exclusively on our proprietary IT systems infrastructure. We expect to finalize the Outlet segment deployment during the second fiscal quarter of 2019.  Selling and administrative expenses included $4.2 million of IT transformation investments in the first quarter of 2019 compared to $5.7 million in the first quarter of 2018.  We do not expect significant IT build fees or systems development costs after the second quarter of our 2019 fiscal year.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2018 10-K.  These risks could have a material adverse effect on our business and results of operations.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING AND OTHER INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “forward looking statements”). Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to,” "on target," and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should,” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties, including without limitation the satisfaction of the Merger closing conditions, that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.

The Merger Agreement provides that the Merger can occur after the Company has an opportunity for a specified period of time to market and sell the Company's Outlet Segment to a third party. The Company expects that the completion of the Merger will occur in the Company's third fiscal quarter of 2019, subject to the satisfaction of specified closing conditions. If the Merger is completed the Company will become wholly owned by Transform and the Company will cease to be publicly held. See "Merger Agreement with Transform Holdco LLC" above in this Item 2 for additional information about the Merger Agreement and the Merger.

Subsequent to the Company's October 2012 separation from Sears Holdings (the "2012 Separation") and until mid-February 2019 the Company had significant business relationships with the Sears Holdings Companies (which were controlled by ESL and his affiliates) and we relied on them for merchandise and services through the Operative Agreements. During October 2018 the Sears Holdings Companies filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by Sears Holdings and its subsidiaries, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform acquired the Sears Assets, and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform on or about February 11, 2019.

The following factors, among others, could (A) cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (B) have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown segment businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and obtaining supply-chain services, in accordance with the Operative Agreements):

•	The willingness and ability of Transform to complete the Merger and perform all of its other obligations in accordance with the terms and conditions of the Merger Agreement;

•	The willingness and ability of Transform to perform all of its obligations in accordance with the terms and conditions of the Operative Agreements;

•
Transform was formed recently, was not an operating retail business prior to its acquisition of the Sears Assets and its assumption of the Operative Agreements, and may continue to rely to some extent on Sears Holdings and its subsidiaries and other third parties to provide to Transform the merchandising and other services that Transform is obligated to provide to the Company in accordance with the Operative Agreements;

•
The ability of Transform to resolve, on operational and financial terms that are satisfactory to Transform, its reported current disputes and future disputes, if any, with the Sears Holdings Companies regarding Transform's acquisition of the Sears Assets and the assumption of related obligations;

•
Transform is a private company and is not obligated to disclose publicly any information regarding its results of operations, financial condition, liquidity, cash flows, or overall ability to operate its businesses and provide merchandising and other services to the Company in accordance with the Operative Agreements and to meet its obligations in accordance with the terms and conditions of the Merger Agreement;

•
With respect to the Sears Holdings Companies' bankruptcy proceedings and Transform’s assumption of the Operative Agreements, (1) the Senior ABL Facility provides for significant lender discretion, such as the ability to reduce loan advance-rates (through the imposition of reserves against the Company’s borrowing base), which could reduce the amounts that the Company could borrow or require the Company to repay amounts already borrowed and (2) the lenders could

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

assert that they have no obligation to extend to the Company additional loans on the basis that the Company has suffered a “Material Adverse Effect” and (3) the Company’s inability to enforce any of the Separation Agreements could be an “Event of Default” under the Senior ABL Facility that would permit the lenders to accelerate and immediately call due all of the Company's outstanding loans;

•
With respect to the Sears Holdings Companies' bankruptcy proceedings and Transform’s assumption of the Operative Agreements, (1) the Term Loan Agreement provides for significant lender discretion, such as the ability to increase reserves with respect to the Term Loan Agreement's borrowing base, which could require the establishment and maintenance of a reserve under, and thereby reduce the amounts that the Company could borrow under, the Senior ABL Facility, and could also require the Company to make a prepayment under the Term Loan Agreement, and (2) the Company’s inability to enforce any of the Separation Agreements could be an “Event of Default” under the Term Loan Agreement that would permit the lender to accelerate and immediately call due the Company's outstanding loan under the Term Loan Agreement;

•
The report of the Company’s independent registered public accounting firm, which includes their opinion on the consolidated financial statements included in the 2018 10-K and in which the firm expresses “Going Concern Uncertainty,” could result in adverse reactions by the Company’s vendors, customers, and associates that would have a material adverse effect on the Company's business;

•
Sears Holdings and several of its subsidiaries, acting at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings has commenced an adversary proceeding in the Sears Holdings Companies' bankruptcy proceedings against ESL and other current and former insiders of Sears Holdings alleging fraudulent transfers and breaches of fiduciary duty and seeking against ESL and several of the other defendants to avoid as actual fraudulent transfers the 2012 Separation-associated distribution by Sears Holdings of subscription rights to purchase the Company's common stock; while the Company is not a defendant in the adversary proceeding, developments in the adversary proceeding could involve the Company, its equity interests, or its assets, and could affect the ability of Transform Holdco to perform the Operative Agreements and the Merger Agreement, which could have a material adverse effect on our business;

•
The Sears Holdings Unsecured Creditors Committee is investigating transfers to ESL and other current and former insiders of Sears Holdings in connection with “Insider Transactions,” including the 2012 Separation;

•
The possible perceptions of our vendors, suppliers, lenders under the Senior ABL Facility and the Term Loan, and customers that, as a result of the Sears Holdings bankruptcy proceedings and Transform’s assumption of the Operative Agreements, the Company's ability to operate its businesses (especially the Company's Hometown segment businesses) has been materially and adversely affected;

•
Transform, which has assumed the Operative Agreements, could decline to extend or renew, or upon renewal or extension materially modify to our material disadvantage, our rights under the Amended and Restated Merchandising Agreement (one of the Operative Agreements), pursuant to which we have rights to acquire merchandise branded with the KCD Marks from Transform (we do not have rights to purchase directly from manufacturers merchandise branded with the KCD Marks and, despite our efforts, we have been unable to obtain those rights);

•
The Amended and Restated Merchandising Agreement provides that (1) if a third party that is not an affiliate of Transform (as assignee) acquires the rights to one or more (but less than all) of the KCD Marks Transform may terminate our rights to buy merchandise branded with any of the acquired KCD Marks and (2) if a third party that is not an affiliate of Transform acquires the rights to all of the KCD Marks Transform may terminate the Amended and Restated Merchandising Agreement in its entirety, over which events we have no control;

•	The sale by Transform Holdings and its subsidiaries to other retailers that compete with us on major home appliances and other products branded with one of the KCD Marks;

•	Our ability to offer merchandise and services that our customers want, including those branded with the KCD Marks;

•
Transform may explore alternatives for its Kenmore, Craftsman, and Diehard businesses and further expand the presence of these brands including by evaluating potential partnerships or other transactions (for example, Kenmore and Diehard products are being sold on Amazon.com);

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

•
The fact that our past performance generally, as reflected on our historical financial statements, may not be indicative of our future performance as a result of, among other things, our reliance on Transform for most products and services that are important to the successful operation of our business, and our potential need to rely on Transform for some products and services beyond the expiration of our agreements with Transform;

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

•
Transform is seeking to negotiate supply agreements with its appliance, lawn and garden, tools, and other vendors, which vendors may be willing to supply merchandise to Transform on terms (including vendor-payment terms for Transform’s merchandise purchases) that are either unacceptable to Transform or acceptable to Transform but would uneconomic for us;

•
The willingness of Transform’s appliance, lawn and garden, tools, and other vendors to continue to pay to Transform’s merchandise-related subsidies and allowances and cash discounts (Transform is obligated to pay to a portion of these subsidies and allowances to us, and the amounts required to be paid to us declined significantly during 2018);

•	Our ability to resolve, on commercially reasonable terms, future disputes with Transform, if any, regarding the material terms and conditions of our agreements with Transform;

•
Our ability to establish information, merchandising, logistics, and other systems separate from Transform that would be necessary to ensure continuity of merchandise supplies and services for our businesses if, in connection with Transform’s acquisition of the Sears Assets, vendors were to reduce, or cease, their merchandise sales to Transform or provide logistics and other services to Transform or if Transform were to reduce, or cease, its merchandise sales to us or reduce providing, or cease to provide, logistics and other services to us;

•	If Transform’s sales of major appliances and lawn and garden merchandise to its retail customers decline Transform’s sales to us of outlet-value merchandise could decline;

•
Our ability to maintain an effective and productive business relationship with Transform, especially if future disputes were to arise with respect to the terms and conditions of the Operative Agreements;

•
Most of our agreements related to the 2012 Separation and our continuing relationship with Sears Holdings (Transform after mid-February 2019) were negotiated while we were a subsidiary of Sears Holdings (except for amendments agreed to after the 2012 Separation), and we may have received different terms from unaffiliated third parties (including with respect to merchandise-vendor and service-provider indemnification and defense for negligence claims and claims arising out of failure to comply with contractual obligations);

•
Our reliance on Transform to provide access to computer systems acquired as part of the Sears Assets to process transactions with our customers (including the point-of-sale system for the stores we operate and the stores that our independent dealers and independent franchisees operate, which point-of-sale system captures, among other things, credit-card information supplied by our customers) and others, quantify our results of operations, and manage our business (“SHO's TH-Supplied Systems”);

•
SHO's TH-Supplied Systems could be subject to disruptions and data/security breaches (Sears Holdings announced during 2017 that its Kmart store payment-data systems had been infected with a malicious code and that the code had been removed and the event contained and during April 2018 Sears Holdings announced that one of its vendors that provides online support services to Sears and Kmart had notified Sears Holdings that the vendor had experienced a security incident during 2017 that involved unauthorized access to credit card information with respect to less than 100,000 Sears Holdings's customers), and Transform could be unwilling or unable to indemnify and defend us against third-party claims and other losses resulting from such disruptions and data/security breaches, which could have one or more material adverse effects on SHO;

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 Weeks Ended May 4, 2019 and May 5, 2018

•	The impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the other cautionary statements, including “Risk Factors” that are included in the 2018 10-K and risks described in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the time of its filing. We undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except with respect to the Merger and the Sears Holdings Bankruptcy Proceedings (1) as described in “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q, (2) as described in Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and (3) as described elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in the 2018 10-K. The risks described, or referred to, in this Item 1A and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our ability to conduct our businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Transform under the Operative Agreements) and adversely affect the Company's results of operations, financial condition, liquidity, and cash flows and should be carefully considered.

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

The Company did not repurchase any shares during the 13 weeks ended May 4, 2019. As of May 4, 2019 we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of May 4, 2019.

Item 6. Exhibits

The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 21, 2019

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
2.1
Agreement and Plan of Merger dated as of June 1, 2019 among the registrant, Transform Holdco LLC, and Transform Merger Corporation (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on June 3, 2019 (File No. 001-35641)).

2.2
Letter Agreement dated as of June 1, 2019 between Edward S. Lampert and the registrant (incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on June 3, 2019 (File No. 001-35641)).

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

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed April 19, 2019 (File No. 001-35641)).

10.1(1)	Form of Retention Agreement.

31.1(1)	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32(1)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).
101(2)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 Weeks Ended May 4, 2019 and May 5, 2018; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at May 4, 2019, May 5, 2018, and February 2, 2019; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended May 3, 2019 and May 5, 2018; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 Weeks Ended May 4, 2019 and May 5, 2018; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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