Form 10-Q
period 2019-08-03
SEARS HOMETOWN & OUTLET STORES, INC.
filed 2019-09-19
CIK 1548309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 18, 2019 the registrant had 22,702,132 shares of common stock, par value $0.01 per share, outstanding.

SEARS HOMETOWN AND OUTLET STORES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
NET SALES	$168,594	$302,938	$337,089	$556,340
COSTS AND EXPENSES
Cost of sales and occupancy	136,878	246,522	277,729	445,140
Selling and administrative	46,633	71,556	92,496	140,256
Depreciation and amortization	1,108	2,049	2,510	3,545
Total costs and expenses	184,619	320,127	372,735	588,941
Operating loss	(16,025)	(17,189)	(35,646)	(32,601)
Interest expense	(3,154)	(3,604)	(7,124)	(7,056)
Other income	6	106	15	150
Loss from continuing operations before income taxes	(19,173)	(20,687)	(42,755)	(39,507)
Income tax benefit	1,124	2,442	3,878	5,079
NET LOSS FROM CONTINUING OPERATIONS	$(18,049)	$(18,245)	$(38,877)	$(34,428)
Income from discontinued operations, net of tax (Note 2)	7,043	8,919	15,817	15,733
NET LOSS	$(11,006)	$(9,326)	$(23,060)	$(18,695)
NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic:
Continuing operations	$(0.80)	$(0.80)	$(1.71)	$(1.52)
Discontinued operations	$0.32	$0.39	$0.69	$0.70
Basic net loss per common share	$(0.48)	$(0.41)	$(1.02)	$(0.82)

Diluted:
Continuing operations	$(0.80)	$(0.80)	$(1.71)	$(1.52)
Discontinued operations	$0.32	$0.39	$0.69	$0.70
Diluted net loss per common share	$(0.48)	$(0.41)	$(1.02)	$(0.82)

Basic weighted average common shares outstanding	22,702	22,702	22,702	22,702
Diluted weighted average common shares outstanding	22,702	22,702	22,702	22,702
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Thousands	August 3, 2019	August 4, 2018	February 2, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,855	$11,128	$12,801
Accounts and franchisee receivables, net	9,062	9,565	10,275
Merchandise inventories	139,671	217,614	179,047
Prepaid expenses and other current assets	2,228	2,292	3,127
Assets of businesses held for sale (Note 2)	224,916	126,458	123,411
Total current assets	386,732	367,057	328,661
PROPERTY AND EQUIPMENT, net	11,821	15,350	13,291
OPERATING LEASE RIGHT-OF-USE ASSETS	3,207	—	—
OTHER ASSETS, net	1,285	3,353	1,819
TOTAL ASSETS	$403,045	$385,760	$343,771
LIABILITIES
CURRENT LIABILITIES
Short-term borrowings	$72,995	$96,300	$93,000
Current portion of term loan, net	39,362	—	39,057
Payable to related party	11,342	17,396	11,433
Accounts payable	4,880	5,013	3,727
Current operating lease liabilities	2,284	—	—
Other current liabilities	28,586	40,196	38,298
Liabilities of businesses held for sale (Note 2)	143,487	32,960	37,655
Total current liabilities	302,936	191,865	223,170
LONG-TERM OPERATING LEASE LIABILITIES	3,831	—	—
LONG-TERM PORTION OF TERM LOAN, NET	—	38,565	—
OTHER LONG-TERM LIABILITIES	1,823	605	645
TOTAL LIABILITIES	308,590	231,035	223,815
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
TOTAL STOCKHOLDERS' EQUITY	94,455	154,725	119,956
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$403,045	$385,760	$343,771
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
Thousands	August 3, 2019	August 4, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,060)	$(18,695)
Income from discontinued operations, net of tax	15,817	15,733
Net loss from continuing operations	(38,877)	(34,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,510	3,545
Amortization of debt issuance costs	1,386	988
Provision for (recovery of) losses on franchisee receivables	223	(112)
Change in operating assets and liabilities:
Accounts and franchisee receivables	990	541
Merchandise inventories	39,376	19,439
Payable to related party	(91)	(2,768)
Accounts payable	1,153	(1,423)
Store closing accrual	(1,246)	(139)
Other operating assets and liabilities, net	(5,442)	2,466
Net cash used in operating activities - continuing operations	(18)	(11,891)
Net cash provided by operating activities - discontinued operations	16,788	21,189
Net cash provided by operating activities	16,770	9,298
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,494)	(2,921)
Net cash used in investing activities - continuing operations	(1,494)	(2,921)
Net cash provided by (used in) investing activities - discontinued operations	3,356	(694)
Net cash provided by (used in) investing activities	1,862	(3,615)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term payments on senior ABL facility	(20,005)	(41,600)
Net payments of capital lease obligations	(62)	(3)
Proceeds from term loan agreement	—	40,000
Debt issuance costs	(511)	(1,435)
Net cash used in financing activities - continuing operations	(20,578)	(3,038)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(20,578)	(3,038)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,946)	2,645
CASH AND CASH EQUIVALENTS—Beginning of period	12,801	8,483
CASH AND CASH EQUIVALENTS—End of period	$10,855	$11,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,783	$5,545
Cash paid for income taxes	$282	$1,156

See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

The following summarizes the changes in total stockholders' equity for the 13 and 26 weeks ended August 4, 2018:

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at February 3, 2018	22,702	$227	$555,378	$(380,066)	$175,539
Net loss	—	—	—	(9,369)	(9,369)
Cumulative effect adjustment from adoption of new revenue recognition standard	—	—	—	(2,119)	(2,119)
Balance at May 5, 2018	22,702	227	555,378	(391,554)	164,051
Net loss	—	—	—	(9,326)	(9,326)
Balance at August 4, 2018	22,702	$227	$555,378	$(400,880)	$154,725

The following summarizes the changes in total stockholders' equity for the 13 and 26 weeks ended August 3, 2019:

Thousands	Number of Shares of Common Stock	Common Stock/Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders' Equity
Balance at February 2, 2019	22,702	$227	$555,378	$(435,649)	$119,956
Net loss	—	—	—	(12,054)	(12,054)
Cumulative effect adjustment from adoption of new leases standard	—	—	—	(2,441)	(2,441)
Balance at May 4, 2019	22,702	227	555,378	(450,144)	105,461
Net loss	—	—	—	(11,006)	(11,006)
Balance at August 3, 2019	22,702	$227	$555,378	$(461,150)	$94,455
See Notes to Condensed Consolidated Financial Statements.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Sears Hometown and Outlet Stores, Inc. is a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of August 3, 2019 the Company or its dealers and franchisees operated a total of 438 stores across 49 states, Puerto Rico, and Bermuda. In these notes and elsewhere in this Quarterly Report on Form 10-Q the terms “we,” “us,” “our,” “SHO,” and the “Company” refer to Sears Hometown and Outlet Stores, Inc. and its subsidiaries.

Our common stock trades on the NASDAQ Stock Market under the trading symbol “SHOS.”

2012 Separation

The Company separated from Sears Holdings Corporation (“Sears Holdings”) in October 2012 (the “2012 Separation”). The Company has specified rights to use the "Sears" name under a license agreement from Transform Holdco LLC, a Delaware limited liability company ("Transform"), as assignee from Sears Holdings.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Sears Hometown and Outlet Stores, Inc. and its subsidiaries, all of which are wholly owned. These unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 weeks ended August 3, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "2018 10-K").

During the second quarter of 2019, we began to separately report the results of our Sears Outlet and Buddy’s Home Furnishing Stores businesses (together, the “Outlet Segment” or "Outlet"), including substantially all of the assets and liabilities comprising the Outlet Segment as discontinued operations. The Company is reporting the operating results and cash flows of the Outlet Segment as discontinued operations, and thus they have been excluded from continuing operations and segment results for all periods presented. Consequently, we now report our results of operations as a single segment that includes all of our continuing operations (the "Hometown segment" or "Hometown"). The assets and liabilities of the Outlet Segment are presented as current assets and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets. See Note 2 for additional information regarding the Company's discontinued operations.

Unless otherwise noted, amounts presented in the Notes to Condensed Consolidated Financial Statements refer to our continuing operations.

Our second fiscal-quarter end is the Saturday closest to July 31. For 2019 and 2018, our second fiscal quarters ended as follows:

Fiscal Year	First Quarter Ended	Weeks
2019	August 3, 2019	13
2018	August 4, 2018	13

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's Relationship with Sears Holdings and Transform

Subsequent to the 2012 Separation and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (together the “Operative Agreements”). During October 2018, Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by the Sears Holdings Companies, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies (together the “Sears Assets”), and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform on or about February 11, 2019. ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (together "ESL") control Transform and own more than 54% of the outstanding shares of the Company’s common stock.

The Merger Agreement and the Equity and Asset Purchase Agreement

In these Notes all references to "Merger Subsidiary” refer to Transform Merger Corporation, a Delaware corporation that is a wholly owned subsidiary of Transform; all references to the “Merger Agreement” refer to the Agreement and Plan of Merger, dated as of June 1, 2019, among Transform, Merger Subsidiary, and the Company (which was negotiated on behalf of the Company, and approved by, a special committee of the Board of Directors consisting of a director who is independent and disinterested, and approved by the Board of Directors), as it may be amended from time to time; all references to the “Merger” refer to the merger of Merger Subsidiary with and into the Company as contemplated by the Merger Agreement; all references to the “Board of Directors” refer to the Company’s Board of Directors; and all references to “the Company's common stock” refer to the Company’s common stock, par value $0.01 per share.

The Merger

Pursuant to the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), at the effective time of the Merger, Merger Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation. Because the Merger Consideration (as defined below) will be paid in cash, after the effective time of the Merger the stockholders other than the Principal Stockholders (as defined below) will have no direct or indirect equity interest in the Company.

As a result of the Merger, the Company will cease to be an independent, publicly traded company and will become wholly owned by Transform and ESL.

Merger Consideration

Upon completion of the Merger, each issued and outstanding share of the Company's common stock (except for shares (i) owned by the Company as treasury stock or by any subsidiary of either the Company or Transform, (ii) owned by Transform or ESL or (iii) held by stockholders who are entitled to demand and who properly demand appraisal under Section 262 of the DGCL for such shares) will automatically be canceled and will cease to exist and will be converted into the right to receive $2.25 in cash, without interest (the “Base Merger Consideration”), subject to an upward adjustment (as described in more detail below) in the event that a sale (an “Outlet Sale”) of the Outlet Segment that satisfies the criteria specified in the Merger Agreement is completed prior to the closing of the Merger (the “Merger Consideration”).

The Base Merger Consideration will be increased if an Outlet Sale satisfying the criteria specified in the Merger Agreement is completed prior to the closing of the Merger and the Outlet Sale results in net proceeds (which will be calculated as the cash proceeds of the Outlet Sale after taking into account certain transaction costs, including all fees, out-of-pocket expenses and taxes (as such taxes may be reduced by any net operating losses or other applicable tax attributes of the Company) incurred by the Company in connection with the Outlet Sale, and any net working capital transferred to the buyer of the Outlet Segment in excess of $75,000,000) to the Company (the “Net Proceeds”), in excess of $97,500,000. In that case, the Base Merger Consideration will be increased by an amount equal to the quotient of (i) the excess of the Net Proceeds over $97,500,000 divided by (ii) the sum of the aggregate number of shares of the Company's common stock and unvested Company stock units issued and

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outstanding as of the closing date of the Merger.

The Outlet Sale

On August 27, 2019 the Company entered into an Equity and Asset Purchase Agreement (the “Liberty Purchase Agreement”) with Franchise Group Newco S, LLC (the “Outlet Purchaser”) and, solely for purposes of a performance and payment guarantee on behalf of the Outlet Purchaser, Liberty Tax, Inc. (“Liberty”), to effect an Outlet Sale to the Outlet Purchaser (the “Liberty Sale”) for aggregate consideration (the “Liberty Purchase Price”) equal to the sum of $121,000,000 in cash, subject to a customary working capital adjustment, plus an additional amount of up to $11,900,000 (the “Cap”) to reimburse the Company for certain costs it incurs in connection with the Liberty Sale (“Liberty Sale Costs”) and certain employee payments and insurance costs incurred by the Company in connection with the Merger (the “Merger Costs”) that, if not reimbursed by the Outlet Purchaser, would otherwise reduce the calculation under the Merger Agreement of Net Proceeds received by the Company as a result of the Liberty Sale. If the Liberty Sale is consummated prior to the closing of the Merger, it is currently estimated to result in Net Proceeds to the Company of approximately $121,000,000 and, pursuant to the Merger Agreement, a corresponding increase in the Base Merger Consideration of approximately $1.00 per share of the Company's common stock (being the quotient of (i) Net Proceeds of $121,000,000 minus $97,500,000, divided by (ii) the sum of 22,702,132 shares of the Company's common stock and 781,618 stock units expected to be issued and outstanding as of the closing date of the Merger), resulting in Merger Consideration of approximately $3.25 per share of the Company's common stock, although such amount could be lower under certain circumstances, as described more fully in the subsection above in this Note entitled “Merger Consideration.” Under no circumstances can the Liberty Sale result in Net Proceeds of more than $121,000,000 or Merger Consideration of more than $3.25 per share of the Company's common stock.

If the Liberty Sale is not consummated prior to the closing of the Merger or if the Liberty Sale is consummated prior to the closing of the Merger but the Net Proceeds are less than or equal to $97,500,000, the Base Merger Consideration of $2.25 per share of the Company's common stock will not be increased.

The Liberty Purchase Agreement includes customary representations, warranties and covenants, including the agreement of the Company to conduct the business of the Outlet Segment in the ordinary course between the execution of the Liberty Purchase Agreement and the closing of the Liberty Sale. The Liberty Purchase Agreement provides that, except in the case of fraud or under certain ancillary agreements entered into in connection with the Liberty Sale, the Company will have no liability after the closing of the Liberty Sale with respect to any of its representations or warranties, or covenants to be performed prior to the closing of the Liberty Sale. The employees of the Company that are primarily dedicated to the Outlet Segment are expected to transfer with the Outlet Segment in connection with the Liberty Sale, as are Will Powell, Chief Executive Officer of the Company, E.J. Bird, Chief Financial Officer of the Company, and Michael A. Gray, Chief Operating Officer of the Company.

Closing and Effective Time of the Merger

Concurrently with the execution of the Liberty Purchase Agreement, the Company, Transform and Merger Subsidiary entered into a letter agreement (the “Liberty Sale Letter Agreement’), which provides, among other things, that the Merger will, subject to satisfaction of certain conditions, close substantially concurrently with the closing of the Liberty Sale. Pursuant to the terms of the Liberty Purchase Agreement and the Liberty Sale Letter Agreement, the concurrent closings of the Merger and the Liberty Sale will not occur prior to October 11, 2019. In addition, Transform has the right under the Liberty Sale Letter Agreement to defer the closing of the Merger by up to 7 business days upon written notice to the Company, in which case the Company must exercise its right under the Liberty Purchase Agreement to defer the closing of the Liberty Sale by the same number of business days. If the Liberty Purchase Agreement is terminated, the closing of the Merger will occur no earlier than the later of (i) 45 days after Transform is notified of such termination and (ii) three business days following the date on which Transform receives certain financing information from the Company as further described in the Merger Agreement.

At the closing of the Merger, Transform and the Company will cause a certificate of merger to be executed and filed with the Secretary of State of the State of Delaware in accordance with the relevant provisions of the DGCL and will make all other filings or recordings required under the DGCL. The Merger will become effective at the time the certificate of merger is duly filed with the Secretary of State of the State of Delaware or on such later date and time as may be agreed upon by the parties and specified in the certificate of merger.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ESL Letter Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a letter agreement with Edward S. Lampert (the “ESL Letter Agreement”). Pursuant to the ESL Letter Agreement, Mr. Lampert has agreed, among other things, not to, and to cause ESL not to, effect any amendment of the Company’s Amended and Restated Bylaws or take any other stockholder action that is inconsistent with the terms of the Merger Agreement or that would reasonably be expected to frustrate the transactions contemplated thereby, any Outlet Sale conducted in accordance with the terms of the Merger Agreement, or the sale process related thereto.

Written Consents of Stockholders

Under the DGCL and the applicable provisions of the Company’s Certificate of Incorporation (as amended) and the Company's Amended and Restated Bylaws, the adoption of the Merger Agreement by the Company’s stockholders may be provided without a meeting by written consent of the stockholders holding a majority of the voting power of the outstanding shares of the Company's common stock.

On June 1, 2019 the record date for determining stockholders of the Company entitled to act by written consent with respect to the adoption of the Merger Agreement and approval of any Outlet Sale to the extent such Outlet Sale would constitute a sale of substantially all of the Company’s property and assets and be subject to the stockholder approval requirements of Section 271(a) of the DGCL (a “Section 271 Sale”), there were 22,702,132 shares of the Company's common stock outstanding and entitled to vote.

On June 1, 2019 immediately following execution of the Merger Agreement Edward S. Lampert and his investment affiliate ESL Partners, L.P. (together, the “Principal Stockholders”) caused to be delivered to the Company an irrevocable written consent (the “Written Consent”) adopting and approving the Merger Agreement, the terms and conditions set forth therein and the transactions contemplated thereby, including the Merger, and approving any Outlet Sale to the extent such Outlet Sale would constitute a Section 271 Sale.

On August 27, 2019 concurrently with the execution of the Liberty Purchase Agreement the Principal Stockholders caused to be delivered to the Company an irrevocable written consent (the “Liberty Consent”) confirming the Principal Stockholders’ approval of an Outlet Sale consummated in all material respects in accordance with the terms set forth in the Liberty Purchase Agreement, to the extent such sale constitutes a Section 271 Sale. On August 27, 2019, the record date for determining stockholders of the Company entitled to act by written consent with respect to the adoption of the Liberty Sale to the extent such sale would constitute a Section 271 Sale, there were 22,702,132 shares of the Company's common stock outstanding and entitled to vote.

As of June 1, 2019 the Principal Stockholders held shares of the Company's common stock representing approximately 58.3% of the voting power of the shares of the Company's common stock entitled to vote on the adoption of the Merger Agreement. Accordingly, the adoption and approval of the Merger Agreement by the Company’s stockholders was effected in accordance with Sections 228 and 251 of the DGCL and the approval of any Outlet Sale was effected, to the extent applicable, in accordance with Sections 228 and 271(a) of the DGCL on June 1, 2019. As of August 27, 2019, the Principal Stockholders held shares of the Company's common stock representing approximately 55.2% of the outstanding shares of Common Stock entitled to act by written consent with respect to the adoption of the Liberty Sale, to the extent such sale constitutes a Section 271 Sale. Accordingly, the approval of the Liberty Sale was confirmed, to the extent applicable, in accordance with Sections 228 and 271(a) of the DGCL on August 27, 2019.

No additional approval of the stockholders of the Company is required to adopt or approve the Merger Agreement or the transactions contemplated thereby, including the Merger, or the Liberty Sale.

Federal securities laws state that neither the Merger nor any Outlet Sale that is required to be approved by the Company’s stockholders under Section 271(a) of the DGCL may be completed until 20 days after the date of mailing of a Schedule 14C information statement to the Company’s stockholders. Therefore, notwithstanding the execution and delivery of the Written Consent and the Liberty Consent, neither the Merger nor the Liberty Sale will occur until that time has elapsed. We expect the Merger and the Liberty Sale to be completed in October 2019, subject to the satisfaction of other conditions to closing set forth in the Merger Agreement and the Liberty Purchase Agreement. However, there can be no assurance that the Merger or the Liberty Sale will be completed at that time, or at all.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Conditions to the Merger

The obligation of the Company, Transform and Merger Subsidiary to effect the Merger are subject to the satisfaction or, if permissible by applicable law and the Merger Agreement, waiver of the following conditions as of the closing of the Merger: the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on such matters, which condition was satisfied upon the Principal Stockholders’ delivery of the Written Consent; the absence of any law or injunction by any governmental authority which renders illegal or otherwise restrains or prohibits the Merger, and the absence of any proceeding by any governmental authority that seeks to render illegal or otherwise restrain or prohibit the Merger; either (i) an Outlet Sale has been consummated and the procedure set forth in the Merger Agreement for determining the Merger Consideration in such a circumstance has been satisfied, (ii) the period designated for an Outlet Sale has expired and no definitive agreement with respect thereto has been entered into, or (iii) the period designated for the closing of an Outlet Sale has expired and any definitive agreement entered into with respect thereto has been terminated and neither the Company nor any of its subsidiaries is subject to any material liability for any breaches thereof by the Company; if a notification and report form pursuant to the HSR Act is required to be filed in connection with the transactions contemplated by the Merger Agreement, the applicable waiting period (and any extension thereof) applicable to the Merger under the HSR Act will have expired or been terminated; an information statement has been mailed to the Company’s stockholders at least 20 days prior to the closing date and the Merger is permitted under Regulation 14C of the Exchange Act; and all obligations, letters of credit and commitments under the Company’s credit agreements have been paid in full or terminated, except, in each case, as waived by the applicable counterparties.

The obligation of Transform and Merger Subsidiary to consummate the Merger are subject to the satisfaction or, if permissible by applicable law and the Merger Agreement, waiver of the following additional conditions as of the closing of the Merger: the representations and warranties of the Company in the Merger Agreement being true and correct subject to a material adverse effect standard, with exceptions for certain representations and warranties (including in relation to the Company’s capitalization, existence, good standing and authority to act), which are instead subject to a de minimis or materiality standard or which in certain cases must be true and correct as written, with certain of the Company’s representations and warranties being disregarded for purposes of this condition (i) to the extent related to the Outlet Segment, if an Outlet Sale has been consummated, and (ii) where any failure of a representation or warranty of the Company to be true and correct as of the closing results from any action or change regarding the operations of the Hometown segment proposed by Transform as permitted by the Merger Agreement; the absence of any event of default under the Company’s credit agreements other than any event of default arising solely from actions taken by Transform in violation of the Merger Agreement or the ESL Letter Agreement; the Company having performed in all material respects each of the obligations under the Merger Agreement at or prior to the closing date, provided that the Company’s obligation to provide finance cooperation to Transform will not constitute a failure of this condition except where the Company has acted with bad faith or gross negligence or has willfully breached such obligations and, if capable of being cured, is not cured by the Company within five business days of delivery of written notice of such breach or failure to perform from Transform; since the date of the Merger Agreement, a Company material adverse effect has not occurred, provided that no Company material adverse effect will be deemed to have occurred as a result of any action or change by the Company regarding the operations of the Hometown segment proposed by Transform in accordance with the Merger Agreement; and Transform having received a certificate from the Company certifying that the above closing conditions of the Company have been satisfied.

The obligation of the Company to consummate the Merger are subject to the satisfaction or, if permissible by applicable law and the Merger Agreement, waiver of the following additional conditions as of the closing of the Merger: the representations and warranties of Transform and Merger Subsidiary being true and correct on the date of the Merger Agreement and on the closing date, except where the failure of such representations and warranties to be so true and correct (disregarding all qualifications or limitations as to “materiality” or words of similar import) would not, individually or in the aggregate, prevent, materially delay or materially impair Transform’s or Merger Subsidiary’s ability to consummate the transactions contemplated by the Merger Agreement; each of Transform and Merger Subsidiary having performed in all material respects each of its obligations, and complied in all material respects with each of its agreements and covenants under the Merger Agreement at or prior to the closing date; and the Company having received a certificate from Transform certifying that the foregoing conditions have been satisfied.

Senior ABL Facility and Term Loan

The Company is party to an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $170 million (the “Senior ABL Facility”). The Company is also a party to a Term Loan Agreement with

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gordon Brothers Finance Company, as agent, lead arranger, and sole bookrunner, and Gordon Brothers Finance Company, LLC, as lender (the “Term Loan”). See Note 10-Financing Arrangements. The Senior ABL Facility will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified "Separation Agreements" (which term is defined in the Senior ABL Facility to include specified Operative Agreements) unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. The Term Loan will mature on the earliest of (1) the maturity date specified in the Senior ABL Facility, (2) February 16, 2023, and (3) acceleration of the maturity date following an event of default in accordance with the Term Loan Agreement. The Senior ABL Facility and the Term Loan Agreement each provides that the termination of "the Separation Agreements" is an event of default thereunder, which could result in all amounts outstanding becoming immediately due and payable. The Company and specified subsidiaries have entered into an Amendments Agreement dated March 12, 2019 with Transform and its subsidiaries party thereto, as assignees. The Amendments Agreement extends until February 1, 2023 the duration of those Separation Agreements that by their express terms would have expired on February 1, 2020 (October 11, 2022 with respect to the Shop Your Way Rewards Retail Establishment Agreement).

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

With respect to the Senior ABL Facility and the Term Loan Agreement, the Merger Agreement requires as a closing condition that all obligations under these agreements shall have been repaid, all commitments of the lenders thereto shall have been terminated and, with respect to the Senior ABL Facility, all related letters of credit shall have been terminated or cash collateralized, except, in each case, as waived by the applicable counterparties to these financing agreements. Transform is, subject to conditions, obligated in accordance with the Merger Agreement to cause the repayment of the outstanding obligations under the aforementioned agreements and the termination or cash collateralization of all outstanding letters of credit under the Senior ABL Facility. In addition, there is a condition to the closing of the Merger that no event of default shall have occurred and be continuing under the Senior ABL Facility or the Term Loan Agreement, subject to exceptions.

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

We recognize revenues from retail operations upon the transfer of control of goods to the customer. We satisfy our performance obligations at the point of sale for retail store transactions and upon delivery for online transactions. We defer revenue for retail store and online transactions including commissions on extended-service plans, where we have received consideration but have not transferred control of the goods to the customer at the end of the period. The performance obligation is generally satisfied in the following reporting period. The balance of deferred revenue was $11.5 million and $10.6 million at August 3, 2019 and February 2, 2019, respectively. The change in deferred revenue represents additional revenue deferred during the first and second quarter of 2019. We recognize revenues from commissions on services, and delivery and handling revenues related to merchandise sold, at the point of sale as we are not the primary obligor with respect to such services and have no future obligations for future performance. Commissions earned on services, and delivery and handling revenues are presented net of related costs because we are acting as an agent in arranging the services for the customer and do not control the services being rendered.

The Company accepts Transform's Sears gift cards as tender for purchases and is reimbursed weekly by Transform for gift cards tendered.

Refund Liability and Right of Return Asset

Revenues from merchandise sales and services are reported net of estimated returns and allowances and exclude sales taxes. The typical return period is 30 days. The refund liability for returns is calculated as a percentage of sales based on historical return percentages. Estimated returns are recorded as a reduction of revenues. The refund liability was $1.5 million and $1.4 million at August 3, 2019 and February 2, 2019, respectively. We also recognize a return asset, and corresponding adjustment to cost of sales, for our right to recover the goods returned by the customer, measured at the former carrying amount of the goods, less any expected recovery cost. The right of return asset was $0.6 million and $0.7 million at August 3, 2019 and February 2, 2019, respectively. At each financial reporting date, we assess our estimates of expected returns, refund liabilities, and return assets.

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

We may be required, on a nonrecurring basis, to adjust the carrying value of the Company's long-lived assets. When necessary, these valuations are determined by the Company using Level 3 inputs. These assets are subject to fair value adjustments in certain circumstances as when there is evidence that impairment may exist. The Company was not required to measure any other significant non-financial asset or liability at fair value as of August 3, 2019.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02 "Leases (Topic 842)"
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", which establishes a right-of-use model and requires an entity that is a lessee to recognize the right-of-use assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. Leases will be classified as finance or operating, with classification affecting both the pattern and classification of expense recognition in the statements of earnings. This guidance was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. ASU No. 2016-02 and subsequent updates require a modified retrospective transition, with the cumulative effect of transition, including initial recognition of lease assets and liabilities for existing operating leases, as of (i) the effective date or (ii) the beginning of the earliest comparative period presented. These updates also provide a number of practical expedients for implementation which we are applying, as discussed below.

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

As a result of adopting Topic 842, we recognized net operating right-of-use assets of $3.0 million and operating lease liabilities of $5.4 million on the effective date. Existing prepaid rent, accrued rent, and deferred rent were recorded as an offset to our gross operating lease right-of-use assets. The cumulative effect of the adoption resulted in a $2.4 million adjustment to the opening balance of retained earnings as of February 3, 2019. The standard did not have a material impact on our results of operations or cash flows.

NOTE 2—DISCONTINUED OPERATIONS

On August 27, 2019, the Company entered into the Liberty Purchase Agreement that provides for the sale of the Company's Sears Outlet and Buddy’s Home Furnishing Stores businesses, including substantially all of the assets and liabilities comprising the Outlet Segment. The Company expects that it will complete the sale during October 2019. Collectively, this pending disposition represents a strategic shift that will have a major impact on the Company's operations and financial results and, as a consequence, the Company is reporting the operating results and cash flows of the Outlet Segment as discontinued operations, including for all prior periods reflected in the unaudited Condensed Consolidated Financial Statements and these Notes.

Our historical practice has been to allocate for reporting purposes, in accordance with GAAP, all corporate overhead costs between our Hometown segment and our Outlet segment. In accordance with guidance provided in FASB Accounting Standards Codification ("ASC") Topic 205-20, Presentation of Financial Statements-Discontinued Operations (and contrary to our historical practice), all corporate overhead costs (rather than a portion) have been allocated exclusively to continuing operations. Had we followed our historical practice (and absent the requirements of ASC 205-20), in the Condensed Consolidated Statement of Operations for discontinued operations presented below selling and administrative expenses would have been higher, and operating income would have been lower, by $4.1 million and $4.2 million for the 13 weeks ended August 3, 2019 and August 4, 2018, respectively, and $9.5 million and $8.4 million for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. A portion of IT transformation costs have been allocated to discontinued operations. The assets and liabilities of the Outlet Segment are presented as current assets and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets.

In accordance with guidance provided in ASC 740-20-45-7, which provides an exception to the general intra-period guidance under ASC 740-20 for an entity that has a current-year loss from continuing operations, we have applied this modification to recognize a net tax clearing liability in continuing operations (see Note 7) as well as income tax expense related to discontinued operations and income tax benefit related to continuing operations.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of discontinued operations, net of tax, are presented in the Condensed Consolidated Statements of Operations below. The results include the operations of the businesses being sold.

	13 Weeks Ended		26 Weeks Ended
Thousands, except per share amounts	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
NET SALES	$110,931	$128,094	$233,508	$255,973
COSTS AND EXPENSES
Cost of sales and occupancy	79,534	92,558	167,725	187,743
Selling and administrative	23,317	22,449	44,996	44,228
Depreciation and amortization	727	1,730	1,585	2,842
Gain on sale of assets	(2,205)	—	(2,153)	—
Total costs and expenses	101,373	116,737	212,153	234,813
Operating income	9,558	11,357	21,355	21,160
Other income	6	50	6	106
Income from discontinued operations before income taxes	9,564	11,407	21,361	21,266
Income tax expense	(2,521)	(2,488)	(5,544)	(5,533)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	$7,043	$8,919	$15,817	$15,733

Assets and liabilities of businesses held for sale presented in the Condensed Consolidated Balance Sheets are included in the following table.

Thousands	August 3, 2019	August 4, 2018	February 2, 2019
ASSETS
Cash and cash equivalents	$4,386	$2,677	$2,309
Accounts and franchisee receivables, net	731	7,159	1,641
Merchandise inventories	96,651	89,044	98,238
Prepaid expenses and other current assets	2,368	6,603	6,325
Property and equipment, net	12,268	17,858	14,440
Operating lease right-of-use assets	107,714	—	—
Other assets, net	798	3,117	458
Assets of businesses held for sale	$224,916	$126,458	$123,411

LIABILITIES
Payable to related party	1,066	4,105	2,647
Accounts payable	21,311	9,671	16,103
Lease liabilities	107,497	—	—
Other liabilities	13,613	19,184	18,905
Liabilities of businesses held for sale	$143,487	$32,960	$37,655

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—NET SALES

During the 13 and 26 weeks ended August 3, 2019 and August 4, 2018 respectively, approximately 98% of our revenues were generated in the United States.

Net sales of merchandise and services were as follows:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Merchandise	$156,684	$282,508	$313,348	$517,726
Services	8,660	14,396	17,284	27,637
Other	3,250	6,034	6,457	10,977
Net sales	$168,594	$302,938	$337,089	$556,340

NOTE 4—PROPERTY AND LEASES

Net Property and Equipment

Net property and equipment includes accumulated depreciation and amortization of $12.7 million as of August 3, 2019, $11.5 million as of February 2, 2019 and $11.8 million as of August 4, 2018.

Leases

We lease retail locations, office space, and vehicles. While most of these leases are operating leases, some of our vehicles are leased under finance leases. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A majority of our leases have remaining lease terms of one to ten years, typically with the option to extend the leases for up to five years. Some of our leases may include the option to terminate in less than five years. If we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the operating lease right-of-use asset and operating lease liability. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

Thousands	Balance Sheet Caption	August 3, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$3,207
Finance lease assets	Net property and equipment	671
Total lease assets		$3,878

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	$2,284
Finance lease liabilities	Other current liabilities	319
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	3,831
Finance lease liabilities	Other long-term liabilities	352
Total lease liabilities		$6,786

The components of lease costs are as follows:

Thousands	Statement of Operations Caption	13 Weeks Ended August 3, 2019	26 Weeks Ended August 3, 2019
Operating lease cost	Cost of sales and occupancy	$2,463	$3,687
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	31	56
Interest on lease liabilities	Interest expense	7	12
Net lease cost		$2,501	$3,755

ASU 2016-02 requires that public companies use a secured incremental borrowing rate as the discount rate for present value of lease payments. Lease terms and discount rates are as follows:

Weighted Average Remaining Lease Term (Years)	August 3, 2019
Operating leases	3.1
Finance leases	2.3

Weighted Average Discount Rate:
Operating leases	11.2%
Finance leases	7.1%

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The approximate future minimum lease payments under finance and operating leases at August 3, 2019 are as follows:

Fiscal Year (thousands)	Finance Leases	Operating Leases
Remainder of 2019	$154	$1,192
2020	399	2,543
2021	106	1,482
2022	42	949
2023	19	229
Thereafter	3	—
Total lease payments	723	6,395
Less imputed interest	52	280
Net Minimum Lease Payments	$671	$6,115

Finance lease obligations	671
Less Current Portion of Finance Lease Obligations	(319)
Long-term Finance Lease Obligations	$352

Note: Amounts presented do not include payments relating to immaterial leases excluded from the balance sheets as part of transition elections adopted upon implementation of Topic 842.

The approximate future minimum lease payments under capital and operating leases at February 2, 2019 were as follows:

Fiscal Year (thousands)	Capital Leases	Operating Leases
2019	$259	$3,041
2020	359	2,037
2021	21	1,214
2022	14	775
2023	5	135
Thereafter	—	—
Net Minimum Lease Payments	$658	$7,202

Capital lease obligations	658
Less Current Portion of Capital Lease Obligations	(259)
Long-term Capital Lease Obligations	$399

Other lease information as follows:

Thousands	26 Weeks Ended August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$976
Operating cash flows - finance leases	10
Financing cash flows - finance leases	62

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—ACCOUNTS AND FRANCHISEE RECEIVABLES AND OTHER ASSETS
Accounts and franchisee receivables and other assets consist of the following:

Thousands	August 3, 2019	August 4, 2018	February 2, 2019
Short-term franchisee receivables	$102	$452	$190
Miscellaneous receivables	9,062	9,565	10,275
Long-term franchisee receivables	305	2,098	492
Other assets	1,285	3,353	1,819
Allowance for losses on short-term franchisee receivables	(102)	(452)	(190)
Allowance for losses on long-term franchisee receivables	(305)	(2,098)	(492)
Net accounts and franchisee receivables and other assets	$10,347	$12,918	$12,094
NOTE 6—ALLOWANCE FOR LOSSES ON FRANCHISEE RECEIVABLES
The allowance for losses on franchisee receivables consists of the following:

	26 Weeks Ended
Thousands	August 3, 2019	August 4, 2018
Allowance for losses on franchisee receivables, beginning of period	$682	$2,682
Recoveries during the period	(88)	(56)
Write off of franchisee receivables	(187)	(76)
Allowance for losses on franchisee receivables, end of period	$407	$2,550
NOTE 7—OTHER CURRENT AND LONG-TERM LIABILITIES
Other current and long-term liabilities consist of the following:

Thousands	August 3, 2019	August 4, 2018	February 2, 2019
Customer deposits	$11,515	$16,475	$10,634
Sales and other taxes	2,241	4,985	4,767
Accrued expenses	9,669	11,286	13,071
Payroll and related items	2,087	5,014	8,039
Tax clearing liability, net	1,219	—	—
Store closing and severance costs	3,678	3,041	2,432
Total other current and long-term liabilities	$30,409	$40,801	$38,943

NOTE 8—INCOME TAXES

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

We account for uncertainties in income taxes according to accounting standards for uncertain tax positions. The Company is present in a large number of taxable jurisdictions and, at any point in time, can have tax audits underway at various stages of completion in one or more of these jurisdictions. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closings of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. For the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, no unrecognized tax benefits have been identified and reflected in the Condensed Consolidated Financial Statements.

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
NOTE 9—RELATED-PARTY AGREEMENTS AND TRANSACTIONS

See Note 1 for information regarding the Merger, the Merger Agreement, the Liberty Sale, and the Liberty Purchase Agreement.

According to publicly available information, ESL beneficially owns more than 54% of our outstanding shares of common stock and controls Transform and its subsidiaries.

The Operative Agreements, among other things, (1) govern specified aspects of our relationship with Transform (as assignee from Sears Holdings), (2) establish terms under which subsidiaries of Transform are providing services to us, and (3) establish terms pursuant to which subsidiaries of Transform are obtaining merchandise inventories for us. The terms of the Operative Agreements were agreed to prior to the 2012 Separation (except for amendments entered into after the 2012 Separation) in the context of a parent-subsidiary relationship and in the overall context of the 2012 Separation. The costs and allocations charged to the Company by Transform (Sears Holdings prior to mid-February 2019) do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company itself providing the applicable services. Prior to mid-February 2019 the Company had engaged in frequent discussions, and has resolved disputes, with Sears Holdings about the terms and conditions of the Operative Agreements, the business relationships that are reflected in the Operative Agreements, and the details of these business relationships, many of which details had not been addressed by the terms and conditions of the Operative Agreements or, if addressed, in the past were, and with respect to Transform in the future could be, in dispute as to their meaning or application in the context of the existing business relationships. Many of these discussions have resulted in adjustments to the relationships that the Company believes together are in the Company's best interests.

The following is a summary of the nature of the principal related-party transactions between SHO and Transform:

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

•
We obtain a significant amount of our merchandise inventories from Transform. This enables us to take advantage of the amount and scope of Transform's purchasing activities. The Operative Agreements include an Amended and Restated Merchandising Agreement with subsidiaries of Transform (the "Merchandising Agreement") pursuant to which they (1) sell to us, with respect to certain specified product categories, Sears-branded products including products branded with the KCD Marks and vendor-branded products obtained from Transform's vendors and suppliers and (2) grant us licenses to use the trademarks owned by subsidiaries of Transform, or the "Sears marks," including the KCD Marks in connection with the marketing and sale of products sold under the Sears marks. The initial term of the Merchandising Agreement will expire on February 1, 2023, subject to one three-year renewal term with respect to the KCD Products. We pay, on a weekly basis, a royalty determined by multiplying our net sales of the KCD Products by specified fixed royalties rates for each brand’s licensed products, subject to adjustments based on the extent to which we feature Kenmore brand products in certain of our advertising and the extent to which we pay specified minimum commissions to our franchisees and store owners. The Operative Agreements also provide for related logistics, handling, warehouse and transportation services, the charges for which are based generally on merchandise inventory units. We also pay fees for participation in Transform's Shop Your Way program.

•
We obtain our merchandise from Transform and other vendors. Products which we acquired from Transform, including KCD Products and other products, accounted for approximately 71% and 87% of our total purchases of inventory from all vendors during the first two quarters of 2019 and 2018, respectively. The loss of or a reduction in the amount of merchandise made available to us by Transform could have a material adverse effect on our business and results of operations.

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

•
Transform (as assignee from Sears Holdings) has licensed the Company until October 11, 2029, on a royalty-free basis, to use under specified conditions (1) the name "Sears" in our corporate name and to promote our businesses and (2) the www.searshomeapplianceshowroom.com, www.searshometownstores.com, and www.searshardwarestores.com domain names to promote our businesses. Also, Transform has licensed the Company until October 11, 2029, on an exclusive, royalty-free basis, under specified conditions to use for the purpose of operating our stores the names "Sears Appliance & Hardware," "Sears Authorized Hometown Stores," "Sears Hometown Store," "Sears Home Appliance Showroom," "Sears Hardware,".

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

•
SHO receives commissions from Transform for specified sales of merchandise made through www.sears.com, the sale of extended-service plans, delivery and handling services and relating to the use in our stores of credit cards branded with the Sears name. For certain transactions SHO pays a commission to Transform.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Liberty Sale Transform has agreed to the Company's assignment to the Outlet Purchaser of, and the Outlet Purchaser's assumption of all of the Company's rights and obligations arising with respect to, most of the Operative Agreements to the extent they relate to the Outlet Segment.

The following table summarizes the results of the transactions with Transform (and with Sears Holdings during the period of February 3, 2019 through February 11, 2019) that are reflected in the Company’s condensed consolidated financial statements:

	13 Weeks Ended		26 Weeks Ended
Thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net commissions	$5,716	$10,673	$11,468	$20,382
Purchases related to cost of sales and occupancy	97,754	178,737	190,447	349,252
Services included in selling and administrative expense	2,221	12,111	4,371	24,023

We incur payables to Transform (and incurred payables to Sears Holdings prior to mid-February 2019) for merchandise inventory purchases and service and occupancy charges (net of commissions) based on the Operative Agreements.  Amounts due to or from Transform are non-interest bearing and, except as provided in the following sentences of this paragraph, are settled on a net basis and have payment terms of 10 days after the invoice date. In accordance with the Operative Agreements and at the request of Transform, the Company can pay invoices on two or three-day terms and receive a deduction on invoices for early–payment discounts of 43 basis points or 37 basis points, respectively. The Company can, in its sole discretion, revert to ten–day, no–discount payment terms at any time upon notice to Transform. The discount received for payments made on accelerated terms, net of incremental interest expense, results in a net financial benefit to the Company. The Company has not made early payments of these invoices since the third quarter of fiscal 2018.

NOTE 10—FINANCING ARRANGEMENTS

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified Separation Agreements unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. See Note 1 to these Condensed Consolidated Financial Statements. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $0.7 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of August 3, 2019 and are being amortized over the remaining term of the Senior ABL Facility.

As of August 3, 2019, we had $73.0 million outstanding under the Senior ABL Facility. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 3, 2019 was $22.8 million, with $7.2 million of letters of credit outstanding under the facility. Availability under the Senior ABL Facility may be reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of reserves against the borrowing base.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin ranging from 3.50% to 4.50%, (the rate was approximately 7.00% at August 3, 2019), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 9.00% at August 3, 2019), and in each case based on availability under the Senior ABL Facility.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

May 2019 Amendments and Merger Condition

On May 3, 2019 the Company and the Senior ABL Facility lenders entered into a Waiver, Consent and First Amendment to Amended and Restated Credit Agreement (the “ABL Amendment”) with respect to the Senior ABL Facility. The ABL Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Senior ABL Facility) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Senior ABL Facility; (3) the lenders under the Senior ABL Facility waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lenders under the Senior ABL Facility consent on a limited basis to the Loan Parties (as defined in the ABL Credit Agreement) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Senior ABL Facility. The Merger Agreement requires as a closing condition that all obligations under the Senior ABL Facility shall have been repaid, all commitments of the Senior ABL Facility lenders shall have been terminated and all related letters of credit shall have been terminated or cash collateralized, except, in each case, as waived by the applicable counterparties to these financing agreements. Transform is, subject to conditions, obligated in accordance with the Merger Agreement to cause the repayment of the outstanding obligations under the Senior ABL Facility and the termination or cash collateralization of all outstanding letters of credit under the Senior ABL Facility. In addition, there is a condition to the closing of the Merger that no event of default shall have occurred and be continuing under the Senior ABL Facility, subject to exceptions.

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

Unamortized debt costs of $0.6 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of August 3, 2019 and are being amortized over the remaining term of the Term Loan.

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
Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.24% at August 3, 2019) plus 8.50% per annum and (2) a minimum interest rate of 9.50% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

May 2019 Amendments and Merger Condition

On May 3, 2019 the Company and the Term Loan lenders entered into a Waiver, Consent and First Amendment to Term Loan Credit Agreement (the “Term Loan Amendment”) with respect to the Term Loan. The Term Loan Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Term Loan) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Term Loan; (3) the lenders under the Term Loan waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lenders under the Term Loan consent on a limited basis to the Loan Parties (as defined in the Term Loan) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Term Loan. The Merger Agreement requires as a closing condition that all obligations under the Term Loan shall have been repaid and all commitments of the lenders thereto shall have been terminated except as waived by the Term Loan lenders. Transform is, subject to conditions, obligated in accordance with the Merger Agreement to

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cause the repayment of the outstanding obligations under the Term Loan. In addition, there is a condition to the closing of the Merger that no event of default shall have occurred and be continuing under the Term Loan Agreement, subject to exceptions.
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

The following table sets forth the components used to calculate basic and diluted loss per share attributable to our stockholders.

	13 Weeks Ended		26 Weeks Ended
Thousands except income per common share	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Basic weighted average shares	22,702	22,702	22,702	22,702
Diluted weighted average shares	22,702	22,702	22,702	22,702

Net loss from continuing operations	$(18,049)	$(18,245)	$(38,877)	$(34,428)
Income from discontinued operations, net of tax	$7,043	$8,919	$15,817	$15,733
Net loss	$(11,006)	$(9,326)	$(23,060)	$(18,695)

Basic:
Continuing operations	$(0.80)	$(0.80)	$(1.71)	$(1.52)
Discontinued operations	0.32	0.39	0.69	0.70
Basic net loss per common share	$(0.48)	$(0.41)	$(1.02)	$(0.82)

Diluted:
Continuing operations	$(0.80)	$(0.80)	$(1.71)	$(1.52)
Discontinued operations	0.32	0.39	0.69	0.70
Diluted net loss per common share	$(0.48)	$(0.41)	$(1.02)	$(0.82)

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

During 2017 the Company granted a total of 262,788 stock units under the Plan, which were payable solely in cash based on the Nasdaq stock price on the vesting dates. As of August 3, 2019, 47,805 of these stock units had been forfeited and 149,748 had vested. Except as described below in "Treatment of Stock Units in the Merger," the remaining 65,235 stock units will vest, if at all, on January 30, 2020 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On January 18, 2018 the Company granted a total of 361,393 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. As of August 3, 2019, 25,074 of these stock units had been forfeited and 116,224 had vested. Except as described below in "Treatment of Stock Units in the Merger," the remaining 220,095 stock units will vest,

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

if at all, in two substantially equal installments on January 30, 2020 and 2021 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

On February 20, 2019 the Company granted a total of 492,758 stock units under the Plan, which are payable solely in cash based on the Nasdaq stock price on the vesting dates. As of August 3, 2019, 5,170 of these stock units had been forfeited. Except as described below in "Treatment of Stock Units in the Merger," the remaining 487,588 stock units will vest, if at all, in three substantially equal installments on February 20, 2020, February 20, 2021 and February 20, 2022 in accordance with, and subject to the terms and conditions of, governing stock unit agreements, including forfeiture conditions, and the Plan. The fair value of these awards varies based on changes in our Nasdaq stock price at the end of each reporting period.

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

We account for stock-based compensation using the fair value method in accordance with accounting standards regarding share-based payment transactions. During the 13 and 26 weeks ended August 3, 2019 no stock-based compensation expense was recorded.

During the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, we recorded $0.2 million and $0.5 million, and $0.2 million and $0.4 million, respectively, in compensation cost related to the then-outstanding stock units, which are included in Selling and administrative expenses in the consolidated condensed statements of operations and Other current liabilities in the consolidated condensed balance sheets. At August 3, 2019 we had $1.0 million in total estimated unrecognized compensation cost related to the remaining non-vested stock units, which cost we expect to recognize over the next approximately 2.5 years except as described below in "Treatment of Stock Units in the Merger."

Treatment of Stock Units in the Merger

If an Outlet Sale is not consummated at or prior to the closing of the Merger, then, in accordance with the Merger Agreement and except as provided under the applicable award, each unvested stock unit will be canceled and converted into the right to receive an amount in cash, without interest, equal to the Merger Consideration. With respect to stock units scheduled to vest in January 2020, this amount will be paid, to the extent the stock units have not been forfeited, at the effective time of the Merger, if held by any recipient other than Mr. Powell or Mr. Bird, and on the date the stock unit would otherwise have been paid in accordance with its terms (including terms providing for payment upon termination of employment), if held by Mr. Powell or Mr. Bird. With respect to stock units scheduled to vest after January 2020 held by any recipient, including Mr. Powell or Mr. Bird, this amount will be paid, to the extent the stock units have not been forfeited, on the earlier of the date the stock unit would otherwise have been paid in accordance with its terms (including terms providing for payment upon termination of employment) or no later than 60 days following the first anniversary of the closing of the Merger.

If an Outlet Sale is consummated at or prior to the closing of the Merger, then, in accordance with the Merger Agreement and except as provided under the applicable award, at the effective time of the Merger each unvested stock unit will be canceled and converted into the right to receive at the effective time of the Merger an amount in cash, without interest, equal to the Merger Consideration.

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
At August 3, 2019, we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of August 3, 2019.

NOTE 14—STORE CLOSING CHARGES

Accelerated Closed Store Charges

We continue to take proactive steps to reduce costs, make the best use of capital, and improve our profitability by closing, or seeking the closure by dealers of, under-performing stores.

In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rent payments for which we no longer expect to receive any economic benefit are accrued when we cease to use the leased space and have been reduced for estimated sublease income. Accelerated (prior to lease expiration) store closure costs for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, respectively, were as follows:

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
13 weeks ended August 3, 2019	$1,803	$6,210	$—	$295	$8,308
13 weeks ended August 4, 2018	$(314)	$6,656	$774	$689	$7,805

Thousands	Lease Termination Costs (1)	Inventory Related (1)	Impairment and Accelerated Depreciation (2)	Other Charges (3)	Total Store Closing Costs
26 weeks ended August 3, 2019	$1,879	$11,356	$—	$635	$13,870
26 weeks ended August 4, 2018	$(235)	$6,656	$774	$831	$8,026

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

SEARS HOMETOWN AND OUTLET STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Closed Store Reserves

The store closing reserves included within other current liabilities in the Condensed Consolidated Balance Sheets, consists of the following:

Thousands	August 3, 2019	August 4, 2018
Store closing and severance costs reserve, beginning of period	$2,432	$1,475
Store closing costs	2,514	2,427
Payments/utilization	(1,268)	(861)
Store closing and severance costs reserve, end of period	$3,678	$3,041

NOTE 15—SUBSEQUENT EVENT

See Note 1 for information regarding the Liberty Purchase Agreement and the Liberty Sale.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "2018 10-K"). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q and "Item 1A. Risk Factors" in the 2018 10-K for discussions of the uncertainties and the risks to which forward-looking statements are subject. Those uncertainties and risks could also have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown businesses, given their dependence on purchasing KENMORE® and CRAFTSMAN® branded merchandise and other merchandise from Transform Holdco LLC ("Transform").

Discontinued Operations

During the second quarter of 2019, we began to separately report the results of our Sears Outlet and Buddy’s Home Furnishing Stores businesses (together, the "Outlet Segment" or "Outlet"), including substantially all of the assets and liabilities comprising the Outlet Segment as discontinued operations. The Company is presenting the operating results and cash flows of the Outlet Segment within discontinued operations, and thus they have been excluded from continuing operations and segment results for all periods presented. Consequently, we are now reporting our results of operations as a single segment that includes all of our continuing operations (the "Hometown segment" or "Hometown"). The assets and liabilities of the Outlet Segment are presented as current assets and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets. Unless otherwise noted, amounts and percentages for all periods discussed below reflect the results of operations and financial condition from our continuing operations. See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information regarding the Company's discontinued operations.

The Company's Relationship with Sears Holdings and Transform

Subsequent to the 2012 separation (the "2012 Separation") of the Company from Sears Holdings Corporation ("Sears Holdings") and until mid-February 2019 we had significant business relationships with Sears Holdings and its subsidiaries, and we relied on them for merchandise and services through various agreements among the Company, Sears Holdings and, in some circumstances, subsidiaries of Sears Holdings (together the “Operative Agreements”). During October 2018, Sears Holdings and many of its subsidiaries (together the “Sears Holdings Companies”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by the Sears Holdings Companies, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform acquired most of the operating assets (including Sears stores) and related assets of the Sears Holdings Companies (together the “Sears Assets”), and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform on or about February 11, 2019. ESL Investments, Inc. and its investment affiliates, including Edward S. Lampert (together "ESL") control Transform and own more than 54% of the outstanding shares of the Company’s common stock.

The Merger Agreement and the Equity and Asset Purchase Agreement

All references hereinafter to the “Merger Agreement” refer to the Agreement and Plan of Merger, dated as of June 1, 2019, among Transform, Merger Subsidiary, and the Company (which was negotiated on behalf of the Company, and approved by, a special committee of the Board of Directors consisting of a director who is independent and disinterested, and approved by the Board of Directors), as it may be amended from time to time; all references to "Merger Subsidiary” refer to Transform Merger Corporation, a Delaware corporation that is a wholly owned subsidiary of Transform; all references to the “Merger” refer to the merger of Merger Subsidiary with and into the Company as contemplated by the Merger Agreement; all references to the “Board of Directors” refer to the Company’s Board of Directors; all references to “the Company's common stock” refer to the Company’s common stock, par value $0.01 per share; and all references to the "Information Statement" refer to the Company's Information Statement that accompanies the Company's Schedule 14C filed with the Securities and Exchange Commission on September 13, 2019.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

The Exhibit Index to this Quarterly Report on Form 10-Q includes a link to a copy of the Merger Agreement and links to copies of the following (each as defined below): the Liberty Purchase Agreement; the ESL Letter Agreement; the Written Consent; and the Liberty Consent. Each of the foregoing is incorporated herein by reference, and its following summary is subject to its definitive terms and conditions.

The Merger

Pursuant to the terms and subject to the conditions provided in the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), at the effective time of the Merger, Merger Subsidiary will merge with and into the Company, with the Company continuing as the surviving corporation. Because the Merger Consideration (as defined below) will be paid in cash, after the effective time of the Merger the stockholders other than the Principal Stockholders (as defined below) will have no direct or indirect equity interest in the Company.

As a result of the Merger, the Company will cease to be an independent, publicly traded company and will become wholly owned by Transform and ESL.

Merger Consideration

Upon completion of the Merger, each issued and outstanding share of the Company's common stock (except for shares (i) owned by the Company as treasury stock or by any subsidiary of either the Company or Transform, (ii) owned by Transform or ESL or (iii) held by stockholders who are entitled to demand and who properly demand appraisal under Section 262 of the DGCL for such shares) will automatically be canceled and will cease to exist and will be converted into the right to receive $2.25 in cash, without interest (the “Base Merger Consideration”), subject to an upward adjustment (as described in more detail below) in the event that a sale (an “Outlet Sale”) of our Sears Outlet and Buddy’s Home Furnishing Stores businesses (together, the “Outlet Segment”) that satisfies the criteria specified in the Merger Agreement is completed prior to the closing of the Merger (the “Merger Consideration”).

The Base Merger Consideration will be increased if an Outlet Sale satisfying the criteria specified in the Merger Agreement is completed prior to the closing of the Merger and the Outlet Sale results in net proceeds (which will be calculated as the cash proceeds of the Outlet Sale after taking into account certain transaction costs, including all fees, out-of-pocket expenses and taxes (as such taxes may be reduced by any net operating losses or other applicable tax attributes of the Company) incurred by the Company in connection with the Outlet Sale, and any net working capital transferred to the buyer of the Outlet Segment in excess of $75,000,000) to the Company (the “Net Proceeds”), in excess of $97,500,000. In that case, the Base Merger Consideration will be increased by an amount equal to the quotient of (i) the excess of the Net Proceeds over $97,500,000 divided by (ii) the sum of the aggregate number of shares of the Company's common stock and unvested Company stock units issued and outstanding as of the closing date of the Merger.

The Outlet Sale

On August 27, 2019 the Company entered into an Equity and Asset Purchase Agreement (the “Liberty Purchase Agreement”) with Franchise Group Newco S, LLC (the “Outlet Purchaser”) and, solely for purposes of a performance and payment guarantee on behalf of the Outlet Purchaser, Liberty Tax, Inc. (“Liberty”), to effect an Outlet Sale to the Outlet Purchaser (the “Liberty Sale”) for aggregate consideration (the “Liberty Purchase Price”) equal to the sum of $121,000,000 in cash, subject to a customary working capital adjustment, plus an additional amount of up to $11,900,000 (the “Cap”) to reimburse the Company for certain costs it incurs in connection with the Liberty Sale (“Liberty Sale Costs”) and certain employee payments and insurance costs incurred by the Company in connection with the Merger (the “Merger Costs”) that, if not reimbursed by the Outlet Purchaser, would otherwise reduce the calculation under the Merger Agreement of Net Proceeds received by the Company as a result of the Liberty Sale. If the Liberty Sale is consummated prior to the closing of the Merger, it is currently estimated to result in Net Proceeds to the Company of approximately $121,000,000 and, pursuant to the Merger Agreement, a corresponding increase in the Base Merger Consideration of approximately $1.00 per share of the Company's common stock (being the quotient of (i) Net Proceeds of $121,000,000 minus $97,500,000, divided by (ii) the sum of 22,702,132 shares of the Company's common stock and 781,618 stock units expected to be issued and outstanding as of the closing date of the Merger), resulting in Merger Consideration of approximately $3.25 per share of the Company's common stock, although such amount could be lower under certain circumstances, as described more fully in the section of the Information Statement entitled “The Merger Agreement – Merger Consideration.” Under no circumstances can the Liberty Sale result in Net Proceeds of more than $121,000,000 or Merger Consideration of more than $3.25 per share of the Company's common stock.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

If the Liberty Sale is not consummated prior to the closing of the Merger or if the Liberty Sale is consummated prior to the closing of the Merger but the Net Proceeds are less than or equal to $97,500,000, the Base Merger Consideration of $2.25 per share of the Company's common stock will not be increased.

The Liberty Purchase Agreement includes customary representations, warranties and covenants, including the agreement of the Company to conduct the business of the Outlet Segment in the ordinary course between the execution of the Liberty Purchase Agreement and the closing of the Liberty Sale. The Liberty Purchase Agreement provides that, except in the case of fraud or under certain ancillary agreements entered into in connection with the Liberty Sale, the Company will have no liability after the closing of the Liberty Sale with respect to any of its representations or warranties, or covenants to be performed prior to the closing of the Liberty Sale. The employees of the Company that are primarily dedicated to the Outlet Segment are expected to transfer with the Outlet Segment in connection with the Liberty Sale, as are Will Powell, Chief Executive Officer of the Company, E.J. Bird, Chief Financial Officer of the Company, and Michael A. Gray, Chief Operating Officer of the Company.

Closing and Effective Time of the Merger

Concurrently with the execution of the Liberty Purchase Agreement, the Company, Transform and Merger Subsidiary entered into a letter agreement (the “Liberty Sale Letter Agreement’), which provides, among other things, that the Merger will, subject to satisfaction of certain conditions, close substantially concurrently with the closing of the Liberty Sale. Pursuant to the terms of the Liberty Purchase Agreement and the Liberty Sale Letter Agreement, the concurrent closings of the Merger and the Liberty Sale will not occur prior to October 11, 2019. In addition, Transform has the right under the Liberty Sale Letter Agreement to defer the closing of the Merger by up to 7 business days upon written notice to the Company, in which case the Company must exercise its right under the Liberty Purchase Agreement to defer the closing of the Liberty Sale by the same number of business days. If the Liberty Purchase Agreement is terminated, the closing of the Merger will occur no earlier than the later of (i) 45 days after Transform is notified of such termination and (ii) three business days following the date on which Transform receives certain financing information from the Company as further described in the Merger Agreement.

At the closing of the Merger, Transform and the Company will cause a certificate of merger to be executed and filed with the Secretary of State of the State of Delaware in accordance with the relevant provisions of the DGCL and will make all other filings or recordings required under the DGCL. The Merger will become effective at the time the certificate of merger is duly filed with the Secretary of State of the State of Delaware or on such later date and time as may be agreed upon by the parties and specified in the certificate of merger.

ESL Letter Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a letter agreement with Edward S. Lampert (the “ESL Letter Agreement”). Pursuant to the ESL Letter Agreement, Mr. Lampert has agreed, among other things, not to, and to cause ESL not to, effect any amendment of the Company’s Amended and Restated Bylaws or take any other stockholder action that is inconsistent with the terms of the Merger Agreement or that would reasonably be expected to frustrate the transactions contemplated thereby, any Outlet Sale conducted in accordance with the terms of the Merger Agreement, or the sale process related thereto.

Written Consents of Stockholders

Under the DGCL and the applicable provisions of the Company’s Certificate of Incorporation (as amended) and the Company's Amended and Restated Bylaws, the adoption of the Merger Agreement by the Company’s stockholders may be provided without a meeting by written consent of the stockholders holding a majority of the voting power of the outstanding shares of the Company's common stock.

On June 1, 2019 the record date for determining stockholders of the Company entitled to act by written consent with respect to the adoption of the Merger Agreement and approval of any Outlet Sale to the extent such Outlet Sale would constitute a sale of substantially all of the Company’s property and assets and be subject to the stockholder approval requirements of Section 271(a) of the DGCL (a “Section 271 Sale”), there were 22,702,132 shares of the Company's common stock outstanding and entitled to vote.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

On June 1, 2019 immediately following execution of the Merger Agreement Edward S. Lampert and his investment affiliate ESL Partners, L.P. (together, the “Principal Stockholders”) caused to be delivered to the Company an irrevocable written consent (the “Written Consent”) adopting and approving the Merger Agreement, the terms and conditions set forth therein and the transactions contemplated thereby, including the Merger, and approving any Outlet Sale to the extent such Outlet Sale would constitute a Section 271 Sale.

On August 27, 2019 concurrently with the execution of the Liberty Purchase Agreement the Principal Stockholders caused to be delivered to the Company an irrevocable written consent (the “Liberty Consent”) confirming the Principal Stockholders’ approval of an Outlet Sale consummated in all material respects in accordance with the terms set forth in the Liberty Purchase Agreement, to the extent such sale constitutes a Section 271 Sale. On August 27, 2019, the record date for determining stockholders of the Company entitled to act by written consent with respect to the adoption of the Liberty Sale to the extent such sale would constitute a Section 271 Sale, there were 22,702,132 shares of the Company's common stock outstanding and entitled to vote.

As of June 1, 2019 the Principal Stockholders held shares of the Company's common stock representing approximately 58.3% of the voting power of the shares of the Company's common stock entitled to vote on the adoption of the Merger Agreement. Accordingly, the adoption and approval of the Merger Agreement by the Company’s stockholders was effected in accordance with Sections 228 and 251 of the DGCL and the approval of any Outlet Sale was effected, to the extent applicable, in accordance with Sections 228 and 271(a) of the DGCL on June 1, 2019. As of August 27, 2019, the Principal Stockholders held shares of the Company's common stock representing approximately 55.2% of the outstanding shares of Common Stock entitled to act by written consent with respect to the adoption of the Liberty Sale, to the extent such sale constitutes a Section 271 Sale. Accordingly, the approval of the Liberty Sale was confirmed, to the extent applicable, in accordance with Sections 228 and 271(a) of the DGCL on August 27, 2019.

No additional approval of the stockholders of the Company is required to adopt or approve the Merger Agreement or the transactions contemplated thereby, including the Merger, or the Liberty Sale.

Federal securities laws state that neither the Merger nor any Outlet Sale that is required to be approved by the Company’s stockholders under Section 271(a) of the DGCL may be completed until 20 days after the date of mailing of a Schedule 14C information statement to the Company’s stockholders. Therefore, notwithstanding the execution and delivery of the Written Consent and the Liberty Consent, neither the Merger nor the Liberty Sale will occur until that time has elapsed. We expect the Merger and the Liberty Sale to be completed in October 2019, subject to the satisfaction of other conditions to closing set forth in the Merger Agreement and the Liberty Purchase Agreement. However, there can be no assurance that the Merger or the Liberty Sale will be completed at that time, or at all.

Conditions to the Merger

The obligation of the Company, Transform and Merger Subsidiary to effect the Merger are subject to the satisfaction or, if permissible by applicable law and the Merger Agreement, waiver of the following conditions as of the closing of the Merger: the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on such matters, which condition was satisfied upon the Principal Stockholders’ delivery of the Written Consent; the absence of any law or injunction by any governmental authority which renders illegal or otherwise restrains or prohibits the Merger, and the absence of any proceeding by any governmental authority that seeks to render illegal or otherwise restrain or prohibit the Merger; either (i) an Outlet Sale has been consummated and the procedure set forth in the Merger Agreement for determining the Merger Consideration in such a circumstance has been satisfied, (ii) the period designated for an Outlet Sale has expired and no definitive agreement with respect thereto has been entered into, or (iii) the period designated for the closing of an Outlet Sale has expired and any definitive agreement entered into with respect thereto has been terminated and neither the Company nor any of its subsidiaries is subject to any material liability for any breaches thereof by the Company; if a notification and report form pursuant to the HSR Act is required to be filed in connection with the transactions contemplated by the Merger Agreement, the applicable waiting period (and any extension thereof) applicable to the Merger under the HSR Act will have expired or been terminated; an information statement has been mailed to the Company’s stockholders at least 20 days prior to the closing date and the Merger is permitted under Regulation 14C of the Exchange Act; and all obligations, letters of credit and commitments under the Company’s credit agreements have been paid in full or terminated, except, in each case, as waived by the applicable counterparties.

The obligation of Transform and Merger Subsidiary to consummate the Merger are subject to the satisfaction or, if permissible by applicable law and the Merger Agreement, waiver of the following additional conditions as of the closing of the Merger: the representations and warranties of the Company in the Merger Agreement being true and correct subject to a material adverse effect

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

standard, with exceptions for certain representations and warranties (including in relation to the Company’s capitalization, existence, good standing and authority to act), which are instead subject to a de minimis or materiality standard or which in certain cases must be true and correct as written, with certain of the Company’s representations and warranties being disregarded for purposes of this condition (i) to the extent related to the Outlet Segment, if an Outlet Sale has been consummated, and (ii) where any failure of a representation or warranty of the Company to be true and correct as of the closing results from any action or change regarding the operations of the Hometown segment proposed by Transform as permitted by the Merger Agreement; the absence of any event of default under the Company’s credit agreements other than any event of default arising solely from actions taken by Transform in violation of the Merger Agreement or the ESL Letter Agreement; the Company having performed in all material respects each of the obligations under the Merger Agreement at or prior to the closing date, provided that the Company’s obligation to provide finance cooperation to Transform will not constitute a failure of this condition except where the Company has acted with bad faith or gross negligence or has willfully breached such obligations and, if capable of being cured, is not cured by the Company within five business days of delivery of written notice of such breach or failure to perform from Transform; since the date of the Merger Agreement, a Company material adverse effect has not occurred, provided that no Company material adverse effect will be deemed to have occurred as a result of any action or change by the Company regarding the operations of the Hometown segment proposed by Transform in accordance with the Merger Agreement; and Transform having received a certificate from the Company certifying that the above closing conditions of the Company have been satisfied.

The obligation of the Company to consummate the Merger are subject to the satisfaction or, if permissible by applicable law and the Merger Agreement, waiver of the following additional conditions as of the closing of the Merger: the representations and warranties of Transform and Merger Subsidiary being true and correct on the date of the Merger Agreement and on the closing date, except where the failure of such representations and warranties to be so true and correct (disregarding all qualifications or limitations as to “materiality” or words of similar import) would not, individually or in the aggregate, prevent, materially delay or materially impair Transform’s or Merger Subsidiary’s ability to consummate the transactions contemplated by the Merger Agreement; each of Transform and Merger Subsidiary having performed in all material respects each of its obligations, and complied in all material respects with each of its agreements and covenants under the Merger Agreement at or prior to the closing date; and the Company having received a certificate from Transform certifying that the foregoing conditions have been satisfied.

Executive Overview

We are a national retailer primarily focused on selling home appliances, lawn and garden equipment, and tools. As of August 3, 2019, we or our dealers and franchisees operated a total of 438 stores across 49 states, Puerto Rico, and Bermuda. In the second quarter, the Company completed the closure of 67 stores of which 33 stores began inventory liquidations during the first quarter and an additional 34 stores began and completed inventory liquidations during the second quarter of 2019. We initiated the closure of an additional seven stores during the second quarter that were in the process of closing as of August 3, 2019. Related store closing charges were recorded during the second quarter for the 46 stores that began inventory liquidations during the quarter.

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

Our stores are designed to provide our customers with in-store and online access to a wide selection of national brands of home appliances, tools, lawn and garden equipment, sporting goods, and household goods, depending on the format.

During the second quarter of 2019, the Company closed all 13 of the stores in the Sears Hardware Store format except for one store for which the conversion to a Sears Hometown Store was completed in August 2019. As of August 3, 2019 our 438 stores consisted of the following:

•
421 Sears Hometown Stores—Primarily independently operated stores, predominantly located in smaller communities and offering appliances, lawn and garden equipment, and hardware. Most of our Sears Hometown Stores carry Kenmore, Craftsman, and DieHard brand products as well as a wide assortment of other national brand products. This includes one Sears Hardware Store that completed conversion to the Sears Hometown Store format in August 2019.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

•	17 Sears Home Appliance Showrooms—Stores that have a simple, primarily appliance showroom design that are positioned in metropolitan areas.

As of August 3, 2019, our store portfolio consisted of 418 dealer-operated stores, 6 franchisee-operated stores, and 14 Company-operated stores. The Company requires all dealer and franchisee-operated stores to operate according to the Company’s standards to protect and enhance the quality of its brands. These stores must display the required merchandise, offer all required products and services, and use the Company’s point-of-sale system. Also, the Company has the right to approve advertising and promotional and marketing materials and imposes certain advertising requirements. The Company owns the merchandise offered for sale by all dealer and franchisee-operated stores, establishes all selling prices for the merchandise, and bears general inventory risk (with specific exceptions) until sale of the merchandise and if the customer returns the merchandise. In addition, because each transaction is recorded in the Company’s point-of-sale system, the Company bears customer credit risk. The Company establishes a commission structure for stores operated by our dealers and franchisees and pays commissions to them when they sell the Company's merchandise and services.

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

Merchandise Subsidies and Cash Discounts from Transform

In accordance with our Amended and Restated Merchandising Agreement with subsidiaries of Transform (as assignees from Sears Holdings), SHO receives specified portions of merchandise subsidies collected by Transform (Sears Holdings prior to February 11, 2019) from merchandise vendors and specified portions of cash discounts earned by Transform as a result of its early payment of merchandise-vendor payables (together "Vendor Funds"). During the first and second quarters of 2019 Vendor Funds were lower compared to the first and second quarter of 2018 and SHO's portion of the collected Vendor Funds during the first and second quarters of 2019 were approximately $6.8 million lower than SHO's portion for the first and second quarters of 2018. While we cannot provide any assurance that SHO's portion of Vendor Funds collected by Transform will not decline, stay the same, or increase, we expect our portion will continue to decline in 2019 due to an expected increase in our proportion of purchases through our direct vendor relationships. If SHO's portion of Vendor Funds collected by Transform were to decline to a significantly greater extent than SHO's purchases through Transform, SHO's results of operations could be adversely affected to a material extent.

Profitability Outlook

Our sales primarily consist of Kenmore-branded home appliances and Craftsman-branded lawn and garden merchandise and tools. Of total sales, 54% and 64% consisted of Kenmore-branded home appliances and Craftsman-branded lawn and garden merchandise and tools during the first two quarters of 2019 and 2018, respectively. Until mid-February 2019 we acquired this merchandise exclusively from Sears Holdings and since that time we have been acquiring this merchandise exclusively from Transform. We do not have rights to acquire Kenmore and Craftsman-branded merchandise from other vendors. Availability to the Company of

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

Kenmore and Craftsman-branded merchandise significantly declined during the period leading up to the Sears Holdings bankruptcy filings in October 2018. Availability of Kenmore and Craftsman-branded merchandise was slow to recover following the filings but did recover to some extent. However, since mid-February 2019 availability of Kenmore and Craftsman-branded merchandise has again declined.

We have experienced multiple successive years of operating losses that have continued, and are continuing, to worsen. For the Company's 2014 fiscal year our operating loss was $11.9 million, excluding the impact of goodwill impairment. The operating losses have grown each year since then, and the business suffered an operating loss for our 2018 fiscal year of $58.3 million and an operating loss of $35.6 million for the first and second fiscal quarters of 2019. In part this is due to growing supply-chain cost increases and the Craftsman and Kenmore merchandise availability issues. We believe that these cost increases and Kenmore and Craftsman availability issues are unlikely to improve in the near term. We believe that we likely will continue to experience operating losses during our 2019 fiscal year. Our expectation is that reuniting our stores with Transform’s Sears full-line stores as a direct result of the Merger likely will result in a more consistent customer experience across Sears-branded storefronts, generate higher total revenues, and leverage efficiencies of scale to improve costs and margins, all of which could lead to improved profitability for the dealers and franchisees. We have begun planning to ensure that, post-Merger, our dealer network is in a position to seek to leverage the best of Transform’s unique brands, services, and online capabilities to bring additional value to our customers.

Results of Operations

The following table sets forth items derived from our Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018.

	13 Weeks Ended		26 Weeks Ended
Thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
NET SALES	$168,594	$302,938	$337,089	$556,340
COSTS AND EXPENSES
Cost of sales and occupancy	136,878	246,522	277,729	445,140
Selling and administrative	46,633	71,556	92,496	140,256
Selling and administrative expense as a percentage of net sales	27.7%	23.6%	27.4%	25.2%
Depreciation and amortization	1,108	2,049	2,510	3,545
Total costs and expenses	184,619	320,127	372,735	588,941
Operating loss	(16,025)	(17,189)	(35,646)	(32,601)
Interest expense	(3,154)	(3,604)	(7,124)	(7,056)
Other income	6	106	15	150
Loss from continuing operations before income taxes	(19,173)	(20,687)	(42,755)	(39,507)
Income tax benefit	1,124	2,442	3,878	5,079
NET LOSS FROM CONTINUING OPERATIONS	$(18,049)	$(18,245)	$(38,877)	$(34,428)

Gross Margin	$31,716	$56,416	$59,360	$111,200
Margin rate	18.8%	18.6%	17.6%	20.0%

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

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

Net Loss From Continuing Operations

We recorded a net loss from continuing operations of $18.0 million for the second quarter of 2019 compared to a net loss from continuing operations of $18.2 million for the prior-year comparable quarter. The decrease in our net loss from continuing operations was primarily attributable to the factors discussed below in this Item 2.

Adjusted EBITDA

In addition to our net loss from continuing operations determined in accordance with GAAP, for purposes of evaluating operating performance we also use adjusted earnings before interest, taxes, depreciation and amortization, or “adjusted EBITDA,” which excludes certain significant items as set forth and discussed below. Our management uses adjusted EBITDA, among other factors, for evaluating the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While adjusted EBITDA is a non-GAAP measurement, we believe it is an important indicator of operating performance for investors because:

•	EBITDA excludes the effects of financing and investing activities from continuing operations by eliminating the effects of interest and depreciation and amortization costs; and

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

The following table presents a reconciliation of adjusted EBITDA to net loss from continuing operations, the most comparable GAAP measure, for each of the periods indicated:

	13 Weeks Ended		26 weeks ended
Thousands	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net loss from continuing operations	$(18,049)	$(18,245)	$(38,877)	$(34,428)
Income tax benefit	(1,124)	(2,442)	(3,878)	(5,079)
Other income	(6)	(106)	(15)	(150)
Interest expense	3,154	3,604	7,124	7,056
Operating loss	(16,025)	(17,189)	(35,646)	(32,601)
Depreciation and amortization	1,108	2,049	2,510	3,545
Provision for (recovery of) franchisee note losses, net of recoveries	244	(54)	204	(111)
IT transformation investments	1,956	4,500	4,378	8,476
Accelerated closure of under-performing stores	8,308	7,031	13,870	7,252
Professional fees related to Merger	2,491	—	2,491	—
Adjusted EBITDA	$(1,918)	$(3,663)	$(12,193)	$(13,439)

13-Week Period Ended August 3, 2019 Compared to the 13-Week Period Ended August 4, 2018

Net Sales

Net sales in the second quarter of 2019 decreased $134.3 million, or 44.3%, to $168.6 million from the second quarter of 2018. This decrease was driven primarily by the impact of closed stores (net of new store openings) and by a 21.7% decrease in comparable store sales.

Gross Margin

Gross margin was $31.7 million, or 18.8% of net sales, in the second quarter of 2019 compared to $56.4 million, or 18.6% of net sales, in the second quarter of 2018. Accelerated store closing costs increased to $8.1 million in the second quarter of 2019 from $6.6 million in the second quarter of 2018. The impact of accelerated store closing costs on the gross margin rate was a decrease of 480 basis points in the second quarter of 2019 and a reduction of 218 basis points in the second quarter of 2018.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $46.6 million, or 27.7% of net sales, in the second quarter of 2019 from $71.6 million, or 23.6% of net sales, in the prior-year comparable quarter. The dollar decrease was primarily due to lower expenses from stores closed (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, reduced IT transformation investments, and lower payroll and benefits. IT transformation investments were $2.0 million, or 1.2% of sales, in the second quarter of 2019 compared to $4.5 million, or 1.5% of sales, in the second quarter of 2018.

Operating Loss

We recorded operating losses of $16.0 million and $17.2 million during the second quarters of 2019 and 2018, respectively. The decrease in operating loss was due to lower selling and administrative expenses partially offset by lower sales volume.

Income Taxes

We recorded an income tax benefit of $1.1 million and $2.4 million in the second quarters of 2019 and 2018, respectively. The effective tax rate was 5.9% in the second quarter of 2019 and 11.8% in the second quarter of 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

Net Loss from Continuing Operations

We recorded a net loss from continuing operations of $18.0 million for the second quarter of 2019 compared to a net loss from continuing operations of $18.2 million for the prior-year comparable quarter. The decrease in our net loss from continuing operations was primarily attributable to the factors discussed above as well as lower interest expense.

26-Week Period Ended August 3, 2019 Compared to the 26-Week Period Ended August 4, 2018

Net Sales

Net sales in the first two quarters of 2019 decreased $219.3 million, or 39.4%, to $337.1 million, from the first two quarters of 2018. This decrease was driven primarily by the impact of closed stores (net of new store openings) and a 17.6% decrease in comparable store sales.

Gross Margin

Gross margin was $59.4 million, or 17.6% of net sales, in the first two quarters of 2019 compared to $111.2 million, or 20.0% of net sales, in the first two quarters of 2018. The decrease in gross margin rate was primarily driven by higher accelerated store closing costs ($13.3 million in the first two quarters of 2019 compared to $6.8 million in the first two quarters of 2018) and an increase in occupancy costs as a percent of sales partially offset by higher margin on merchandise sales. The combined impact of occupancy costs and accelerated store closing costs was a reduction of 499 basis points in the first two quarters of 2019 and a reduction of 208 basis points in the first two quarters of 2018.

Selling and Administrative Expenses

Selling and administrative expenses decreased to $92.5 million, or 27.4% of net sales, in the first two quarters of 2019 from $140.3 million, or 25.2% of net sales, in the prior-year comparable period. The dollar decrease was primarily due to lower expenses from stores closed (net of new store openings), lower commissions paid to dealers and franchisees on lower sales volume, lower IT transformation investments, lower marketing expense, and lower payroll and benefits. IT transformation investments were $4.4 million, or 1.3% of net sales, in the first two quarters of 2019 compared to $8.5 million, or 1.5% of net sales, in the first two quarters of 2018.

Operating Loss

We recorded operating losses of $35.6 million and $32.6 million for the first two quarters of 2019 and 2018, respectively. The increase in operating loss was due to lower volume and a lower gross margin rate partially offset by lower selling and administrative expenses.

Income Taxes

We recorded an income tax benefit of $3.9 million and $5.1 million during the first two quarters of 2019 and 2018, respectively. The effective tax rate was 9.1% in the first two quarters of 2019 and 12.9% in the first two quarters of 2018.

Net Loss From Continuing Operations

We recorded a net loss from continuing operations of $38.9 million for the first two quarters of 2019 compared to a net loss from continuing operations of $34.4 million for the prior-year comparable period. The increase in our net loss from continuing operations was primarily attributable to the factors discussed above as well as higher interest expense.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

Analysis of Financial Condition

Cash and Cash Equivalents

We had cash and cash equivalents of $10.9 million as of August 3, 2019, $12.8 million as of February 2, 2019, and $11.1 million as of August 4, 2018.

For the first two quarters of 2019 we funded ongoing operations primarily with cash provided by operating activities of discontinued operations. Our primary needs for liquidity are to fund inventory purchases, IT transformation investments, capital expenditures, and other general corporate needs.

Cash Flows from Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations was $0.0 million for the 26 weeks ended August 3, 2019 as compared to $11.9 million for the 26 weeks ended August 4, 2018, respectively. The increase of $11.9 million in operating cash flow of continuing operations was primarily due to a reduction in inventory.

Total merchandise inventories were $139.7 million at August 3, 2019, $217.6 million at August 4, 2018, and $179.0 million at February 2, 2019. Merchandise inventories declined $77.9 million from August 4, 2018 primarily due to store closures.

We obtain our merchandise through agreements with subsidiaries of Transform and with other vendors. Merchandise (including Kenmore, Craftsman, DieHard, and other merchandise) acquired from subsidiaries of Transform (from Sears Holdings prior to February 12, 2019) accounted for approximately 72% of total purchases for continuing operations of all inventory from all vendors in the first two quarters of 2019. The loss of, or a material reduction in the amount of, merchandise made available to us by Transform could have a material adverse effect on our business and results of operations. See also Note 1 to the Condensed Consolidated Financial Statements," and "Cautionary Statements Regarding Forward-Looking and Other Information," in this Quarterly Report on Form 10-Q.

Our merchandise-vendor arrangements generally are not long-term (except for our Amended and Restated Merchandising Agreement with Transform, which terminates on February 1, 2023) and none of them guarantees the availability of merchandise inventory in the future. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient merchandise inventory. As a result, our success depends, in part, on maintaining or improving relationships with existing vendors to seek to ensure continuity of merchandise inventory and on developing relationships with new vendors. If we fail to maintain our relations with our existing vendors or fail to maintain the quality of merchandise inventory they supply us, or if we cannot maintain or acquire new vendors of favored brand-name merchandise inventory, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which could have a negative impact on our business and could materially affect our results of operations, financial condition, liquidity, and cash flows. In addition, merchandise inventory acquired from alternative sources, if any, may be of a lesser quality and more expensive than the merchandise inventory that we currently purchase.

Cash Flows from Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was $1.5 million for the 26 weeks ended August 3, 2019 as compared to $2.9 million for the 26 weeks ended August 4, 2018 primarily due to a decrease in capital expenditures.

Cash Flows from Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $20.6 million for the 26 weeks ended August 3, 2019 as compared to $3.0 million during the 26 weeks ended August 4, 2018. The increase in cash used in financing activities of continuing operations of $17.5 million was primarily due to increased net reductions in the combined Senior ABL Facility and Term Loan in the first two quarters of 2019 compared to the first two quarters of 2018.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

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

On November 1, 2016, the Company and its primary operating subsidiaries, entered into an Amended and Restated Credit Agreement with a syndicate of lenders, including Bank of America, N.A., as administrative agent and collateral agent, which provides (subject to availability under a borrowing base) for aggregate maximum borrowings of $250 million (the “Senior ABL Facility”). The Senior ABL Facility, which amended and restated the Prior Facility in its entirety, provides for extended revolving credit commitments of specified lenders in an aggregate amount equal to $170 million (the “Extended Revolving Credit Commitments”) and provided for non-extended revolving credit commitments of specified lenders in an aggregate amount equal to $80 million (the “Non-Extended Revolving Credit Commitments”). The Extended Revolving Credit Commitments will mature on the earliest of the following dates: (1) February 29, 2020; (2) six months prior to the expiration of specified Separation Agreements unless the Separation Agreements are extended to a date later than February 29, 2020 or are terminated on a basis reasonably satisfactory to the Senior ABL lenders; and (3) acceleration of the maturity date following an event of default in accordance with the Senior ABL Facility. See Note 1 to these Condensed Consolidated Financial Statements. The Non-Extended Revolving Credit Commitments matured on October 11, 2017 and the Company repaid in full all outstanding borrowings associated with these commitments. Unamortized debt costs related to the Senior ABL Facility of $0.7 million are included in Prepaid and Other current assets on the Condensed Consolidated Balance Sheet as of August 3, 2019 and are being amortized over the remaining term of the Senior ABL Facility.

As of August 3, 2019, we had $73.0 million outstanding under the Senior ABL Facility. Up to $75 million of the Senior ABL Facility is available for the issuance of letters of credit and up to $25 million is available for swingline loans. The Senior ABL Facility permits us to request commitment increases in an aggregate principal amount of up to $100 million. Availability under the Senior ABL Facility as of August 3, 2019 was $22.8 million, with $7.2 million of letters of credit outstanding under the facility. Availability under the Senior ABL Facility may be reduced from time to time in the discretion of the agent under the Senior ABL Facility by the imposition of reserves against the borrowing base.

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

Interest; Fees

The interest rates per annum applicable to the loans under the Senior ABL Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

margin ranging from 3.50% to 4.50%, (the rate was approximately 7.00% at August 3, 2019), and in each case based on availability under the Senior ABL Facility, or (2) an alternate base rate plus a borrowing margin, ranging from 2.50% to 3.50% (the rate was approximately 9.00% at August 3, 2019), and in each case based on availability under the Senior ABL Facility.

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

May 2019 Amendments and Merger Condition

On May 3, 2019 the Company and the Senior ABL Facility lenders entered into a Waiver, Consent and First Amendment to Amended and Restated Credit Agreement (the “ABL Amendment”) with respect to the Senior ABL Facility. The ABL Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Senior ABL Facility) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Senior ABL Facility; (3) the lenders under the Senior ABL Facility waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lenders under the Senior ABL Facility consent on a limited basis to the Loan Parties (as defined in the ABL Credit Agreement) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Senior ABL Facility. The Merger Agreement requires as a closing condition that all obligations under the Senior ABL Facility shall have been repaid, all commitments of the Senior ABL Facility lenders shall have been terminated and all related letters of credit shall have been terminated or cash collateralized, except, in each case, as waived by the applicable counterparties to these financing agreements. Transform is, subject to conditions, obligated in accordance with the Merger Agreement to cause the repayment of the outstanding obligations under the Senior ABL Facility and the termination or cash collateralization of all outstanding letters of credit under the Senior ABL Facility. In addition, there is a condition to the closing of the Merger that no event of default shall have occurred and be continuing under the Senior ABL Facility, subject to exceptions.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

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

Unamortized debt costs of $0.6 million related to the Term Loan are netted against the Term Loan on the Condensed Consolidated Balance Sheets as of August 3, 2019 and are being amortized over the remaining term of the Term Loan.

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

Interest; Fees

The interest rate applicable to the Term Loan under the Term Loan Agreement is a fluctuating rate of interest (payable and adjusted monthly) equal to the greater of (1) three-month LIBOR (the rate was approximately 2.24% at August 3, 2019) plus 8.50% per annum and (2) a minimum interest rate of 9.50% per annum. Customary fees are payable in respect of the Term Loan Agreement, including a commitment fee and an early prepayment fee.

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

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

May 2019 Amendments and Merger Condition

On May 3, 2019 the Company and the Term Loan lenders entered into a Waiver, Consent and First Amendment to Term Loan Credit Agreement (the “Term Loan Amendment”) with respect to the Term Loan. The Term Loan Amendment generally provides for the following, among other things: (1) the definition of “Change of Control” is amended to provide that a Change of Control occurs if the Permitted Holders (as defined in the Term Loan) beneficially own more than 75.0% of the Company’s common stock; (2) under specified conditions cash in excess of $2.0 million must be applied to pay amounts outstanding under the Term Loan; (3) the lenders under the Term Loan waive until October 31, 2019 any default arising as a result of the Going Concern Uncertainty; and (4) the lenders under the Term Loan consent on a limited basis to the Loan Parties (as defined in the Term Loan) negotiating and entering into specified acquisitions with Permitted Holders upon compliance with specified conditions, including a requirement that the acquisition agreement must contain a condition precedent to the closing of the acquisition requiring payment in full in cash of all outstanding loans under the Term Loan. The Merger Agreement requires as a closing condition that all obligations under the Term Loan shall have been repaid and all commitments of the lenders thereto shall have been terminated except as waived by the Term Loan lenders. Transform is, subject to conditions, obligated in accordance with the Merger Agreement to cause the repayment of the outstanding obligations under the Term Loan. In addition, there is a condition to the closing of the Merger that no event of default shall have occurred and be continuing under the Term Loan Agreement, subject to exceptions.

Uses and Sources of Liquidity

As of August 3, 2019, we had cash and cash equivalents of $10.9 million. The adequacy of our available funds will depend on many factors, including the macroeconomic environment and the operating performance of our stores. We believe that our existing cash and cash equivalents, cash flows from our operating activities, and, to the extent necessary, availability under the Senior ABL Facility through maturity in February 2020 will be sufficient to meet our anticipated liquidity needs. See Note 1 in reference to the Senior ABL Facility and the Term Loan and the Merger Agreement.

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

Finance lease obligations as of August 3, 2019 were $0.7 million and capital lease obligations as of August 4, 2018 were $0.6 million.

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

Off-Balance Sheet Arrangements

As of August 3, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

Recent Accounting Pronouncements

See Part I, Item 1, “Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 1 — Recent Accounting Pronouncements,” for information regarding new accounting pronouncements.

IT Transformation

During 2015 we entered into a Master Services Agreement, as amended, with Capgemini U.S. LLC in which Capgemini agrees to provide business process outsourcing services and services for the migration of the current information technology systems and processes provided by Transform to new business and technology infrastructure and systems primarily provided by NetSuite Inc. (collectively, the “IT transformation”).  We expect the new infrastructure and systems will provide greater strategic and operational flexibility, provide better control of our systems and processes, reduce our total cost of information-system ownership over the term of the Master Services Agreement, and reduce some of the risks inherent in our services relationship with, and reduce our dependence on, Transform.

During the second quarter, we continued to make progress toward the full-scale deployment of our new information technology and operating systems. At the end of the quarter, we completed a full-scale systems deployment (ERP and POS) across the Sears Outlet business format.   At this time, we do not anticipate any further deployments of this system.  Our Selling and administrative expenses included $2.0 million of IT transformation investments in the second quarter of 2019 compared to $4.5 million in the second quarter of 2018.  We do not expect significant IT build fees or systems development costs after the second quarter of our 2019 fiscal year.

The migration to the new infrastructure and systems involves significant risks for us, which we have summarized in Item 1A, "Risk Factors," in the 2018 10-K.  These risks could have a material adverse effect on our business and results of operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING AND OTHER INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “forward looking statements”). Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to,” "on target," and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should,” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are subject to significant risks and uncertainties, including without limitation the satisfaction of the Merger closing conditions and the Liberty Sale closing conditions, that may cause our actual results, performance, and achievements in the future to be materially different from the future results, future performance, and future achievements expressed or implied by the forward-looking statements. The forward-looking statements include, without limitation, information concerning our future financial performance, business strategies, plans, goals, beliefs, expectations, and objectives. The forward-looking statements are based upon the current beliefs and expectations of our management.

The Company has entered into the Merger Agreement pursuant to which Merger Subsidiary will merge with and into the Company. In accordance with the Merger Agreement prior to completion of the Merger, the Company has been afforded an opportunity to conduct the Outlet Sale. The Company took advantage of that opportunity and has entered into Liberty Purchase Agreement to effect the Liberty Sale. The Company expects that the completion of the Merger and the Liberty Sale will occur concurrently during October 2019, subject to the satisfaction of closing conditions in the Merger Agreement and in the Liberty Purchase Agreement. If the Merger is completed the Company will become wholly owned by Transform and ESL and the Company will cease to be publicly held. See "Management's Discussion and Analysis-The Merger Agreement and the Equity and Asset Purchase Agreement" in this Item 2 for additional information about the Merger Agreement, the Merger, the Liberty Purchase Agreement, and the Liberty Sale. See also the Information Statement.

Subsequent to the 2012 Separation and until mid-February 2019 the Company had significant business relationships with the Sears Holdings Companies (which were controlled by ESL) and we relied on them for merchandise and services through the Operative Agreements. During October 2018 the Sears Holdings Companies filed voluntary petitions in the United States Bankruptcy Court

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. The Company, which is not a subsidiary of Sears Holdings, is not included in the bankruptcy petitions filed by Sears Holdings and its subsidiaries, and neither the Company nor its subsidiaries have filed a bankruptcy petition. As part of the Sears Holdings Companies' bankruptcy proceedings Transform acquired the Sears Assets, and the Operative Agreements were assigned by the Sears Holdings Companies to, and the obligations thereunder were assumed by, Transform on or about February 11, 2019.

The following factors, among others, could (A) cause our actual results, performance, and achievements to differ materially from those expressed in the forward-looking statements, and one or more of the differences could have a material adverse effect on our ability to operate our business and (B) have a material adverse effect on our results of operations, financial condition, liquidity, cash flows, and overall ability to operate our businesses (especially the Hometown segment businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and obtaining supply-chain services, in accordance with the Operative Agreements):

•
The Merger and the Liberty Sale or either of them may not be consummated within the anticipated time periods including as a result of the failure to satisfy conditions to closing specified in the Merger Agreement and the Liberty Purchase Agreement or either of them;

•
The ability of Transform to complete the Merger and perform all of its other obligations in accordance with the terms and conditions of the Merger Agreement, including its obligation to cause the repayment of the outstanding obligations under the Senior ABL Facility and the Term Loan and the termination or cash collateralization of all outstanding letters of credit under the Senior ABL Facility;

•	The ability of Liberty to complete the Liberty Sale and perform all of its other obligations in accordance with the terms and conditions of the Liberty Purchase Agreement;

•	The ability of Transform to perform all of its obligations in accordance with the terms and conditions of the Operative Agreements;

•
The willingness of the Senior ABL Facility lenders and the Term Loan lenders to consent to the Liberty Sale and to the release of liens on collateral to be transferred to the Purchaser as part of the Liberty Sale;

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

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

•
Transform, which has assumed the Operative Agreements, could decline to extend or renew, or upon renewal or extension materially modify to our material disadvantage, our rights under the Amended and Restated Merchandising Agreement (one of the Operative Agreements), pursuant to which we have rights to acquire merchandise branded with one of the KENMORE®, CRAFTSMAN®, and DIEHARD® marks (the "KCD Marks") from Transform (we do not have rights to purchase directly from manufacturers merchandise branded with the KCD Marks and, despite our efforts, we have been unable to obtain those rights);

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

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

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

•	Our ability to complete our IT transformation by the end of the third quarter of our 2019 fiscal year in accordance with our plans, expectations, current timetable, and anticipated cost;

•	Limitations and restrictions in the Senior ABL Facility and the Term Loan Agreement and their related agreements governing our indebtedness and our ability to service our indebtedness;

•	Competitors could continue to reduce their promotional pricing on new-in-box appliances, which could continue to adversely impact our sales of out-of-box appliances and associated margin;

•	Our ability to generate profitable sales of merchandise and services on our transactional ecommerce websites in the amounts we have planned to generate;

•	Our ability to refinance the Senior ABL Facility and the Term Loan and obtain additional financing on acceptable terms;

•	Our dependence on the ability and willingness of our independent dealers and independent franchisees to operate their stores profitably and in a manner consistent with our concepts and standards;

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

•	Our dependence on sources outside the U.S. for significant amounts of our merchandise inventories;

•	Fixed-asset impairment for long-lived assets;

•	Our ability to attract, motivate, and retain key executives and other employees, especially as a consequence of the announcements of the Merger and the Liberty Sale;

•	Our ability to maintain effective internal controls as a publicly held company;

•	Low trading volume of our common stock due to limited liquidity or a lack of analyst coverage; and

•	The impact on our common stock and our overall performance as a result of our principal stockholder's ability to exert control over us.

The foregoing factors should not be understood as exhaustive and should be read in conjunction with the "Cautionary Statement Regarding Forward-Looking Statements" included in the Information Statement, other cautionary statements, such as “Risk Factors” that is included in the 2018 10-K, and the risks described in our other filings with the Securities and Exchange Commission and our other public announcements. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the time of its filing. We undertake no obligation

SEARS HOMETOWN AND OUTLET STORES, INC.
13 and 26 Weeks Ended August 3, 2019 and August 4, 2018

to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances, or otherwise, except as required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 26 weeks ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q we are not party to any litigation in which we are a defendant that we consider material to our operations.

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

Item 1A. Risk Factors

Except with respect to the Merger, the Liberty Sale, and the Sears Holdings Bankruptcy Proceedings (1) as described in “Cautionary Statements Regarding Forward-Looking and Other Information” in this Quarterly Report on Form 10-Q, (2) as described in Note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and (3) as described elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in the 2018 10-K. The risks described, or referred to, in this Item 1A and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our ability to conduct our businesses (especially the Hometown businesses, given their dependence on purchasing Kenmore and Craftsman branded merchandise and other merchandise from Transform under the Operative Agreements) and adversely affect the Company's results of operations, financial condition, liquidity, and cash flows and should be carefully considered.

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

The Company did not repurchase any shares during the 26 weeks ended August 3, 2019. As of August 3, 2019 we had $12.5 million of remaining authorization under the repurchase program. The Company has not repurchased any shares under the repurchase program since late 2013. The Senior ABL Facility and the Term Loan Agreement each limits the Company’s ability to declare and pay cash dividends and to repurchase its common stock and each would not have permitted the Company to pay cash dividends or to repurchase its common stock as of August 3, 2019.

Item 6. Exhibits

The Exhibits listed in the accompanying “Exhibit Index” have been filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sears Hometown and Outlet Stores, Inc.

By:	/S/ E. J. BIRD
Name:	E. J. Bird
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 19, 2019

SEARS HOMETOWN AND OUTLET STORES, INC.
EXHIBIT INDEX

Exhibit Number	Document Description
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

2.3
Action by Written Consent of ESL Partners, L.P. and Edward S. Lampert dated as of dated June 1, 2019 (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 3, 2019 (File No. 001-35641)).

2.4
Letter Agreement dated August 27, 2019 among the registrant, Transform Holdco LLC, and Transform Merger Corporation (incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on August 27, 2019 (File No. 001-35641)).

2.5
Equity and Asset Purchase Agreement dated as of August 27, 2019 among the registrant, Franchise Group Newco S, LLC, and Liberty Tax, Inc. (incorporated by reference to Exhibit 2.4 to the registrant's Current Report on Form 8-K filed on August 27, 2019 (File No. 001-35641)).

2.6
Action by Written Consent of ESL Partners, L.P. and Edward S. Lampert dated as of August 27, 2019 (incorporated by reference to Exhibit 2.5 to the registrant's Current Report on Form 8-K filed on August 27, 2019 (File No. 001-35641)).

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

101(2)
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited) for the 13 and 26 Weeks Ended August 3, 2019 and August 4, 2018; (ii) the Condensed Consolidated Balance Sheets (Unaudited) at August 3, 2019, August 4, 2018, and February 2, 2019; (iii) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended August 3, 2019 and August 4, 2018; (iv) the Condensed Combined Statements of Stockholders' Equity (Unaudited) for the 13 and 26 Weeks Ended August 3, 2019 and August 4, 2018; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).

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